Form 10-Q
period 1994-03-31
INTRUST FINANCIAL CORP /
filed 1994-05-11
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                     UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


                      FORM 10-Q


                     _____________



   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ended March 31, 1994


                          or


   [ ] Transition Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934
        For the transition period from _____to _____


                      ____________


            Commission file number 2-78658



            INTRUST Financial Corporation
  (Exact name of registrant as specified in its charter)




Kansas							                                    	48-0937376
(State or other jurisdiction of				              	(I.R.S. Employer
incorporation or organization)				               	Identification Number)



105 North Main Street					                       	67201
Box One						                                    	(Zip Code)
Wichita, Kansas
(Address of principal					                       	(316) 383-1111
executive offices)					                          	(Registrant's
										                                       	telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X Yes    No


At April 20, 1994, there were 2,380,220 shares of the registrant's common stock, par value $5 per share, outstanding.

            	 	    Part 1. Financial Information


 	 	               INTRUST Financial Corporation
              Consolidated Condensed Balance Sheets
                         (Unaudited)
                   (in thousands of dollars)



                                       	  	 	        	March 31,   December 31,
ASSETS                                   	 	 	 	 	       1994    	 	 1993
Cash and due from banks                  	 	 	 	        $72,426    	$74,722
Investment securities (market value, $318,213
   for 1994 and $347,980 for 1993) 	                    311,068     341,561
Federal funds sold and securities purchased
   under agreements to resell 	 	 	 	                   	73,975   	 	71,725

Loans 	                                          	 	 	 	988,400 	  	974,901
  Less: Unearned discount                           	 	 	 		279      	 	299
        Allowance for loan losses               	 	 	 	 	20,839 	   	21,793
 	Net loans 	                                      	 	 	967,282  	 	952,809
Land, buildings and equipment 	 	 	                   	 	29,874   	 	30,032
Other assets 	                                    	 	 	 	51,304   	 	53,019

                                          	 	 	 	   	$1,505,929		$1,523,868


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits 	 	                                 	 	 	$1,277,384 		$1,283,284
  Short-term borrowings:
    Federal funds purchased and securities sold
      under agreements to repurchase 	 	 	 	           	45,422    	 	64,315
    Other 	 	 	 	                                      	10,112    	 	11,739
          	Total short-term borrowings           	 	 	 	55,534    	 	76,054

   Accounts payable and accrued liabilities 	 	 	 	    	15,690      	11,421
   Notes payable                               	 	 	 	 	25,580    	 	25,580
   Convertible subordinated capital notes 	 	 	 	      	12,000 	    	12,000
          Total liabilities                 	 	 	 	 	1,386,188 	 	1,408,339

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued      	 	 	 	  	12,000      	12,000
   Capital surplus                            	 	 	 	  	12,000   	  	12,000
   Retained earnings                          	 	 	 	  	96,581    	 	92,312
                                              	 	 	 	 	120,581   	 	116,312
   Less: Treasury stock, at cost; 19,780 shares
         in 1994 and 18,640 shares in 1993         	 	 	 	(840)     	 	(783)
        Total stockholders' equity 	            	 	 	 	119,741   	 	115,529

                                           	 	 	 	 	$1,505,929	 	$1,523,868





See accompanying notes to consolidated financial statements.

        		       INTRUST Financial Corporation
      		  Consolidated Condensed Statements of Income
   (Unaudited - In Thousands of Dollars Except per Share Data)
			                                           								     Three Months
                                              								    Ended March 31
Interest income:                                	 	 						  1994 		    1993
  Interest on loans                            	 	 					 	$21,405	  	$17,427
  Interest on investment securities              	 	 					 	4,259    		5,279
  Interest on Federal funds sold and securities
    purchased under agreements to resell 	 	 	 				          	707      		412
  Other interest income 	 	 	                              					0      	 	10
       Total interest income 	                     	 						26,371  	 	23,128
Interest expense:
  Interest on deposits                            	 	 						7,964    		7,305
  Interest on Federal funds
    purchased and securities sold
    under agreement to repurchase 	                   	 						398      		246
  Interest on capital notes 	 	 					                        	270      		270
  Interest on other borrowings                      	 	 						428      	 	79
      Total interest expense 	 	 					                     	9,060   	 	7,900
        Net interest income                      	 	 						17,311   		15,228
Provision for loan losses                            	 	 						83   	 	2,480
        Net interest income after
          provision for loan losses              	 	 						17,228  	 	12,748
Other income:
  Service charges on deposit accounts            	 	 	 					2,226    		1,907
  Trust department fees                          	 	 	 					1,399    		1,225
  Bankcard fees                                  	 	 	 					1,086      		799
  Securities gains and losses            	 	 	 				            	0       		48
  Other service charges, fees and income 	 	 	 				        	1,704 	   	1,388
      Total other income 	 	 	 				                        	6,415   	 	5,367
Other expenses:
  Salaries and employee benefits 	 	 	 				                	7,213    		5,772
  Net occupancy and equipment expense 	 	 	 				           	1,908    		1,330
  Advertising and promotional activities 	 	 	 				        	1,317      		826
  Data processing expense 	 	 	 				                       	1,100      		956
  FDIC assessemnt 	 	 	 				                                 	718      		590
  Goodwill 							                                           	357      		102
  Other 							                                            	3,440   	 	2,921
      Total other expenses 	 	 	 				                     	16,053  	 	12,497
      Income before income taxes 	 	 	 				                	7,590    		5,618
Provision for income taxes 	 	 	 				                      	2,726   	 	1,647
      Net income  	 	 	 				                              	$4,864  	 	$3,971

Per share data:
 Net income -  	assuming no dilution 	 	 				              	$2.04   	 	$1.67
 Net income -  	assuming full dilution 	 	 				            	$1.81   	 	$1.49
 Cash Dividends 	 	 	 				                                 	$0.25 	   	$0.25


See accompanying notes to consolidated financial statements.

                 INTRUST Financial Corporation
             Consolidated Statements of Cash Flows
                        (Unaudited)
                 (in thousands of dollars)

                                              	         Three Months Ended
                                           	                  March 31,
                                                          	 1994  	 1993
Operating activities:
 Net Income                                               	$4,864  	$3,971
Adjustments to reconcile net income to net
 cash flows from operations:
   Provision for loan losses                                  	83  	 2,480
   Provision for depreciation and amortization             	1,477   	  904
   Amortization of premium and discount on
         investment securities                               	647     	279
   Changes in assets and liabilities:
    Prepaid expenses and other assets                       	(835) 	  (769)
    Income taxes                                           	2,421   	1,655
    Interest receivable                                    	1,454     	967
    Interest payable                                       	1,627     	972
    Other liabilities 	                                       442   	  705
    Other 	                                                   (44)    	(69)
     Net cash provided by operating activities 	           12,136   11,095

Investing activities:
   Purchase of investment securities 	                    (11,053)  (9,076)
   Investment securities matured or called 	               40,899  	41,058
   Proceeds from sale of investment securites 	                 0     	177
   Net (increase) decrease in loans                      	(14,845) 	23,818
   Purchases of land, buildings and equipment               	(841)   	(635)
   Proceeds from sales of equipment 	                           5      	14
   Proceeds from sales of other real estate and
     repossessions 	                                          741     	539
   Other                                                     	(15)    	(23)
     Net cash provided by investing activities            	14,890 	 55,872

Financing activities:
   Net decrease in deposits 	                              (5,900) (58,731)
   Net increase (decrease) in short-term borrowings      	(20,520) (12,633)
   Cash dividends                                           	(595)   	(596)
   Net increase in treasury stock 	                           (57)   	(132)
     Net cash used by financing activities               	(27,072) (72,092)

       Increase (Decrease) in cash and cash equivalents      	(46)	 (5,125)

Cash and cash equivalents at beginning of period 	        146,447	 142,267

Cash and cash equivalents at end of period              	$146,401 $137,142

See accompanying notes to consolidated financial statements.

                 INTRUST Financial Corporation
          Notes to Consolidated Financial Statements
                       (Unaudited)




1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of INTRUST Financial Corporation and subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1993 INTRUST Financial Corporation Annual Report to Stockholders. Reference is made to the 1993 Annual Report for additional disclosure.


2.	Loans

As of April 18, 1994, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $2,117,952 and $295,000 for personal and business loans, respectively. Mr Seymour has filed for relief under Chapter 11 of the United States Bankruptcy Code. The case is still pending.


3.	Allowance for Loan Losses

	The following is a summary of the allowance for loan losses for the three months ended March 31, 1994 and 1993 (in thousands):

                                                        		 1994 		  1993

	Balance, January 1                                   	 	$21,793 		$16,099

	Additions:

		Provision for loan losses 	                                 83  		 2,480

                                                       			21,876 		 18,579

	Deductions:

		Loans charged off                                       	1,504   		1,437

		Less recoveries on loans

		    previously charged off                                	467    	 	480

		Net loan losses                                         	1,037     		957

	Balance, March 31                                    	 	$20,839 		$17,622

                INTRUST Financial Corporation
         Notes to Consolidated Financial Statements
                       (Unaudited)


5.	Investment Securities

    	Investment securities consisted of the following at March 31,
     1994 and December 31, 1993		(in thousands):

                                                       		Mar. 31 	 	Dec. 31
                                                         		1994     		1993

       	U.S. Government and Federal Agencies            	$245,625 		$269,842

       	Obligations of state and political

    	      subdivisions                                   	58,594   		63,971

       	Other                                              	6,849    		7,748

                                                       		$311,068 		$341,561

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS



INTRUST Financial Corporation's operating results for the quarter ended March 31, 1994 reflected a 22.5% increase in net income over the corresponding period of the preceding year, to $4,864,000. First quarter 1994 results were favorably impacted by the volume increases associated with the Kansas State Bank & Trust Company merger during the third quarter of 1993, as well as a reduction in the Company's provision for loan losses.



Net Interest Income. First quarter net interest income amounts have increased $2,083,000, or 13.7% over the comparable 1993 period. This increase is attributable to volume increases, as average interest-earning assets in the first quarter of 1994 exceeded those of the same period in 1993 by approximately $312,000,000. The increase in average interest-bearing liabilities for similar periods was $217,000,000. These increases are principally attributable to assets acquired and liabilities assumed in the KSB&T merger.



While the volume increases referred to above did positively impact net interest income, they were offset by compression in
the Company's interest margin.   The yield on earning assets for
the quarter ended March 31, 1994 declined 57 basis points from that experienced in the first quarter of 1993. The cost of interest-bearing liabilities for the first quarter of 1994 declined by three basis points from that experienced in 1993. The Company anticipates that interest margins will continue to contract during 1994.



The shift out of interest-bearing time deposits to more liquid noninterest-bearing deposit instruments experienced during much of 1993 moderated during the first quarter of 1994. Noninterest-bearing demand deposits averaged 20.2% of total deposits during 1993, as compared to 20.0% during the first quarter of 1994.



Loans, as a percentage of deposits, were 76.0% at December 31, 1993, compared to 77.4% at March 31, 1994. Loan demand has remained reasonably consistent during the quarter ended March 31, 1994. During the first quarter of 1994, 69.2% of INTRUST's average interest-earning assets were invested in loans, compared to 67.4% for the year ended December 31, 1993.



Provision for Loan Losses. The Provision for Loan Losses for the quarter ended March 31, 1994 was $83,000, compared to a provision of $2,480,000 for the corresponding period of the preceding year. Net charge-offs during the first quarter of 1994 were $1,037,000. Net charge-offs during the corresponding period of 1993 were $957,000. At March 31, 1994, nonaccrual, past due and restructured loans totaled $4,709,000, compared to $5,179,000 at December 31, 1993.



The Allowance for Loan Losses at March 31, 1994 was 2.11% of total loans (net of unearned discount) compared with 2.24% at December 31, 1993. Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio during the remainder of 1994. As both the local and national economies strengthen, the Company believes that the loan loss provision during the remainder of 1994 will continue to reflect the general improvement in the credit quality of its loan portfolio.



Liquidity and Capital Resources. Consolidated liquidity remained strong at March 31, 1994. The average maturity of United States government and agency securities in the investment portfolio was 1 year, 7 months, and the average maturity of municipal securities was 4.2 years.



The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 1994, it has the ability and intent to hold all securities in the portfolio until maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.



The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 1994, the Company's total capital to risk-weighted assets ratio was 11.7% and its Tier 1 capital to risk-weighted assets ratio was 9.3%.



In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.



Other Income and Other Expense. Other income for the first three months of 1994 increased $1,048,000 or 19.5% from prior year levels. The acquisition of KSB&T has resulted in increased account volumes, which has served to increase both trust fees and service charge income. As noted in the Company's 1993 annual report, certain programs were put into place in the last quarter of 1993 that were designed to increase bankcard loan outstandings. These programs have resulted in a number of new accounts and additional fee income.



Other expenses for the first quarter of 1994 have increased 28.5%, or $3,556,000 over the comparable prior year period.
1994 employment expenses have increased $1,441,000, or 25%, over 1993 levels. This increase is attributable to increased staffing levels arising from the KSB&T acquisition. At March 31, 1994, the Company had a total staff of 878 (on a full-time equivalent basis) compared to a total staff of 704 at March 31, 1993.



Occupancy expenses have increased 43.5% or $578,000, over 1993 levels. Approximately one-half of this increase arises from costs incurred at facilities that were acquired in the KSB&T transaction. Additionally, the Company has made certain investments in technology equipment and software in 1993 and 1994, resulting in increased amortization and depreciation.



Goodwill amortization incurred during the first quarter of 1994 has increased substantially over 1993, as the Company's 1994 financial statements reflect the amortization of the excess of cost over net assets acquired in the KSB&T acquisition. 1994 data processing and FDIC assessment expenses have increased over 1993 levels by 15.1% and 21.7%, respectively, as increased account volumes realized with the KSB&T acquisition have
resulted in additional  costs.   Previously mentioned
promotional activities in the bankcard area and new marketing campaigns undertaken by the Company in 1994 account for the
increase in advertising and promotional costs.   Other expenses
in 1994 have increased $519,000 over the comparable period of the preceding year, as increased volumes have resulted in increases in item processing and postage costs.



New Accounting Standards.   Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan" is effective for fiscal years beginning after December 15, 1994. This Statement specifies how the allowance for credit losses related to certain loans should be determined. The Statement does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In the Company's case, approximately 41% of the loan portfolio would not be subject to the provisions of this Statement. While there may be certain procedural issues to be addressed by the Company relative to the recognition and measurement of impairment so as to comply with the provisions of the Statement, the relative quality of the loan portfolio and the loss coverage presently existing in the allowance for loan losses appear, in the Company's opinion, to indicate that adoption of Statement 114 will not have a material effect on its financial statements.

                    PART 2.  OTHER INFORMATION



Item 6(b). Exhibits and Reports on Form 8-K.


There were no reports on Form 8-K filed during the quarter for which this report is filed.









SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTRUST Financial Corporation






Date:   May 9, 1994            By: /s/ C.Q. Chandler IV
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:   May 9, 1994            By: /s/ Jay L. Smith
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)