Form 10-Q
period 1994-06-30
INTRUST FINANCIAL CORP /
filed 1994-08-11
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

                              _____________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
                   For the period ended June 30, 1994

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



At August 4, 1994, there were 2,362,220 shares of the registrant's common stock, par value $5 per share, outstanding.


              		    Part 1. Financial Information


              		    INTRUST Financial Corporation
                 Consolidated Condensed BalanceSheets
    		                       (Unaudited)
      		               (in thousands of dollars)



                                                 					June 30, 		 December 31,
ASSETS                                            					 1994 	     	 1993
Cash and due from banks                         	 				 $74,504     		$74,722
Investment securities (market value, $292,137
     for 1994 and $347,980 for 1993)            	 	 			292,221     		341,561
Federal funds sold and securities purchased
     under agreements to resell                   		 			45,535      		71,725

Loans                                            	 				996,614     		974,901
  Less: Unearned discount                            	 				254         		299
        Allowance for loan losses                       19,845        21,793
 	Net loans                                        				976,515     		952,809
Land, buildings and equipment                     		 			29,750      		30,032
Other assets 				                                      	50,334      		53,019

                                               					$1,468,859  		$1,523,868


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                     					$1,234,631  		$1,283,284
  Short-term borrowings:
    Federal funds purchased and securities sold
      under agreements to repurchase 				              	48,799      		64,315
    Other 				                                         	10,280      		11,739
	Total short-term borrowings                        				59,079      		76,054

   Accounts payable and accrued liabilities 		       			13,173      		11,421
   Notes payable                                   					25,580      		25,580
   Convertible subordinated capital notes 		         			12,000 	     	12,000
          Total liabilities 		                    			1,344,462   		1,408,339

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued        	 	 	 		12,000      		12,000
   Capital surplus 	                              	 	 		12,000      		12,000
   Retained earnings 	 	                            			101,237      		92,312
                                                  					125,237 		    116,312
   Less: Treasury stock, at cost; 19,780 shares in
         1994 and 18,640 shares in 1993 	 	 		           	(840)       		(783)
       Total stockholders' equity 	               	 			124,397     		115,529
                                               					$1,468,859  		$1,523,868


See accompanying notes to consolidated financial statements.


         		         INTRUST Financial Corporation

         		  Consolidated Condensed Statements of Income
	      (Unaudited - In Thousands of Dollars Except per Share

                          				              Three Months 	      Six Months
                          	 	 		           Ended June 30,  	   Ended June 30,
Interest income: 	 	               	   	    1994 		 1993     		 1994  		 1993
   Interest on loans 	              	  		  $22,250		$17,572	  $43,655 	$34,999
   Interest on investment securities 	 		   	4,021 	 	4,328    	8,281  		9,607
   Interest on Federal funds sold and
     securities purchased under agreements
     to resell  	 	                           	615 	   	430    	1,322 	   	842
   Other interest income                   	 	 		0     	 	5 	      	0    	 	15
       Total interest income 	 	 	         	26,886	 	22,335  		53,258 		45,463
Interest expense:
   Interest on deposits                	 	 		8,011 		 6,876  		15,975 		14,181
   Interest on Federal funds
     purchased and securities sold
     under agreement to repurchase 	       	 		384    		242     		782    		488
   Interest on capital notes             	 	 		270    		270     		540    		540
   Interest on other borrowings 	          	 		475    	 	73     		903   	 	152
       Total interest expense 	          	 		9,140 	 	7,461  		18,200	 	15,361
         Net interest income          	 	 		17,746 		14,874  		35,058  	30,102
Provision for loan losses                	 	 	 	57 	 	2,361     		140 	 	4,841
         Net interest income after
           provision for loan losses   	 			17,689	 	12,513  		34,918 	 	25,261
Other income:
   Service charges on deposit accounts 	  	 	2,252 	 	2,045   		4,478  		3,952
   Trust department fees              	 	 	 	1,389  		1,272   		2,788  		2,497
   Bankcard fees 	 	                      	 	1,346 	   	992   		2,432  		1,791
   Securities gains and losses            	 	 	 	0 		     9       		0     		57
   Other service charges, fees and income 	 	1,797 	 	1,572   		3,501 	 	2,960
       Total other income 	 	 	             	6,784 	 	5,890  		13,199  	11,257
Other expenses:
   Salaries and employee benefits 	 	 	     	7,183  		6,445  		14,396  	12,217
   Net occupancy and equipment expense 	 	  	1,988  		1,452    	3,896  		2,782
   Advertising and promotional activities 	 	1,273  		1,105   		2,590  		1,931
   Data processing expense 	 	 	            	1,008 	 	1,254 	  	2,108  		2,210
   FDIC assessement 	                       			718    		590   		1,436  		1,180
   Goodwill 			                               	354    		102 	    	711    		204
   Other 	 	 	                              	3,667 	 	3,092   		7,107 	 	6,013
       Total other expenses 	 	 	          	16,191 	 14,040  		32,244 		26,537
       Income before income taxes 	 	 	     	8,282  		4,363 	 	15,874  		9,981
Provision for income taxes 	 	 	            	3,032 	 	1,266   		5,758  		2,913
       Net income 	                      			$5,250  	$3,097 		$10,116 	 	$7,068

Per share data:
   Net income - assuming no dilution 		    		$2.21 	 	$1.30   		$4.25   	$2.97
   Net income - assuming full dilution 	 		 	$1.95 	 	$1.18   		$3.77 	 	$2.67
Cash Dividends                          	 			$0.25 	 	$0.25   		$0.50 	 	$0.50

See accompanying notes to consolidated financial statements.


                     INTRUST Financial Corporation

                 Consolidated Statements of Cash Flows
                             (Unaudited)
                       (in thousands of dollars)

                                              	        Six Months Ended
                                                   	       June 30,
                                                    	     1994 	 1993
Operating activities:
 Net Income                                             	$10,116   	$7,068
Adjustments to reconcile net income to net
 cash flows from operations:
   Provision for loan losses                                	140  	  4,841
   Provision for depreciation and amortization            	2,982    	1,828
   Amortization of premium and discount on
         investment securities                            	1,222   	   818
   Changes in assets and liabilities:
    Prepaid expenses and other assets 	                     (179)  	  (261)
    Income taxes                                            	199 	  (2,970)
    Interest receivable                                     	797      	605
    Interest payable                                      	2,269    	1,258
    Other liabilities                                      	(209)   	1,133
    Other                                                   	(86)  	  (153)
     Net cash provided by operating activities           	17,251 	  14,167

Investing activities:
   Purchase of investment securities 	                   (19,228)  (21,181)
   Investment securities matured or called 	              67,346   	78,615
   Proceeds from sale of investment securites                 	0      	177
   Net (increase) decrease in loans                     	(24,331)   	7,094
   Purchases of land, buildings and equipment 	           (1,746)  	(2,172)
   Proceeds from sales of equipment                           	8       	16
   Proceeds from sales of other real estate and
     repossessions                                        	1,201    	1,600
   Other                                                    	(34)     	(36)
     Net cash provided by investing activities           	23,216   	64,113

Financing activities:
   Net decrease in deposits 	                            (48,653) 	(74,035)
   Net decrease in short-term borrowings 	               (16,975)  	(9,128)
   Cash dividends 	                                       (1,190)  	(1,192)
   Net increase in treasury stock                           	(57)    	(139)
     Net cash used by financing activities              	(66,875) 	(84,494)

       Increase (Decrease) in cash and cash equivalents 	(26,408)  	(6,214)

Cash and cash equivalents at beginning of period        	146,447  	142,267

Cash and cash equivalents at end of period             	$120,039 	$136,053

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

2.    Proposed Acquisition

An application was filed by INTRUST Financial Corporation with the Federal Reserve on July 12, 1994 to acquire First Moore
Bancshares for a purchase price of $6.1 million. It is anticipated the transaction will be consummated in the third or fourth quarter of 1994.

3.	Loans

As of August 3, 1994, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $2,117,952 and $254,197 for personal and business loans, respectively. Mr Seymour has filed for relief under Chapter 11 of the United States Bankruptcy Code. The case is still pending.

4.	Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the six months ended June 30, 1994 and 1993 ( in thousands):

                                                      	 	 	1994 	  	1993

 	Balance, January 1                                  	 	$21,793 		$16,099
 	Additions:
  	 	Provision for loan losses                              	140   		4,841
                                                      	 		21,933  		20,940
 	Deductions:
  	 	Loans charged off                                    	3,161 	  	2,853

	 	Less recoveries on loans
	 	    previously charged off                             	1,073   		1,009
	 	Net loan losses                                        	2,088 	  	1,844

 	Balance, June 30 	                                    	$19,845 		$19,096


5.	Investment Securities

	Investment securities consisted of the following at June 30, 1994 and December 31, 1993 (in thousands):

                                                      	 	June 30 	 	Dec. 31
                                                        	 	1994    	 	1993

 	U.S. Government and Federal Agencies                 	$229,594 	 	$269,842
 	Obligations of state and political
 	      subdivisions                                     	55,778   	 	63,971
 	Other                                                   	6,849    	 	7,748

  Total Investment Securities                        	 	$292,221 	 	$341,561



       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the six months ended June 30, 1994 was $10,116,000, a 43.1% increase over the corresponding period of the prior year. Net income for the second quarter increased 7.9% over that realized in the quarter ended March 31, 1994. 1994 results were favorably impacted by the volume increases associated with the Kansas State Bank & Trust Company merger that was consummated in the third quarter of 1993, as well as a reduction in the Company's provision for loan losses.

NET INTEREST INCOME. Second quarter net interest income amounts have increased $2,872,000, or 19.3% over the comparable 1993 period, and year-to-date amounts have increased $4,956,000 over those of the prior period. This increase is attributable to volume increases, as year-to-date average interest-earning assets in 1994 exceeded those of the same period in 1993 by approximately $278,000,000. The increase in average interest-bearing liabilities for the same period was $230,000,000. These increases are principally attributable to assets acquired and liabilities assumed in the KSB&T merger.

While the volume increases referred to above did positively impact net interest income, they were offset by compression in the Company's interest margin. The Company's interest spread has declined 34 basis points from the levels of a year ago. Although both yields and costs of funds have increased during the second quarter of 1994, IFC anticipates that interest margins will continue to experience contraction during the remainder of 1994.

The shift out of interest-bearing time deposits to more liquid deposit instruments experienced during much of 1993 has moderated. Transaction accounts aggregated 35.1% of total deposits at June 30, 1994, as compared to 35.9% at December 31, 1993.

Loans, as a percentage of deposits, were 80.7% , 77.4% and 76.0% at June 30, 1994, March 31, 1994 and December 31, 1993,
respectively.   Total deposits of the Company have declined
$48.7 million from December 31, 1993 levels. A portion of this decline is seasonal and expected, and another component, the normal deposit run-off that occurs during an in-market acquisition, was anticipated. The Company has funded its new loan growth during 1994 principally through funds that have been generated by the normal contractual maturities of securities in its investment portfolio. Loans comprised 72.9% of average interest-earning assets during the second quarter of 1994, compared to levels of 70.1% and 68.9% for the quarter ending March 31, 1994 and year ended December 31, 1993, respectively.

PROVISION FOR LOAN LOSSES. The Provision for Loan Losses for the six month period ended June 30, 1994 was $140,000, compared to a provision of $4,841,000 for the corresponding period of the preceding year. Net charge-offs during the second quarter of 1994 were $1,051,000. This compares to net charge-offs of $1,037,000 and $887,000 during the first quarter of 1994 and second quarter of 1993, respectively. At June 30, 1994, nonaccrual, past due and restructured loans totaled $5,069,000, compared to $5,085,000 and $5,179,000 at March 31, 1994 and
December 31, 1993, respectively.

The Allowance for Loan Losses at June 30, 1994 was 1.99% of total loans (net of unearned discount), compared with 2.24% at December 31, 1993. Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio during the remainder of 1994. As both the local and national economies strengthen, the Company believes that the loan loss provision during the remainder of 1994 will continue to reflect the general improvement in the credit quality of its loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at June 30, 1994. The average maturity of United States government and agency securities in the investment portfolio was 1 year, 7 months, and the average maturity of municipal securities was 4 years.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 1994, it has the ability and intent to hold all securities in the portfolio until maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 1994, the Company's total capital to risk-weighted assets ratio was 12.1% and its Tier 1 capital to risk-weighted assets ratio was 9.8%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Other income increased $1,942,000 or 17.3% from prior year levels. The acquisition of KSB&T has resulted in increased account volumes, which has served to increase both trust fees and service charge income.
As noted in the Company's 1993 annual report, certain programs were put into place in the last quarter of 1993 that were designed to increase bankcard loan outstandings. These programs have resulted in a number of new accounts and additional fee income.

Other expenses have increased 21.5%, or $5,707,000 over the comparable prior year period. 1994 employment expenses have increased $2,179,000, or 17.8%, over 1993 levels. This increase is attributable to increased staffing levels arising from the KSB&T acquisition. At June 30, 1994, the Company had a total staff of 875 (on a full-time equivalent basis) compared to a total staff of 699 at June 30, 1993.

Occupancy expenses have increased 40% or $1,114,000, over 1993 levels. Approximately one-half of this increase arises from costs incurred at facilities that were acquired in the KSB&T transaction. Additionally, the Company has made certain investments in technology equipment and software in 1993 and 1994, resulting in increased amortization and depreciation.

Goodwill amortization incurred during the first six months of 1994 has increased substantially over 1993, as the Company's 1994 financial statements reflect the amortization of the excess of cost over net assets acquired in the KSB&T acquisition. 1994 FDIC assessment expenses have increased over 1993 levels by 21.6%, as increased account volumes realized with the KSB&T
acquisition have resulted in additional  costs.   Previously
mentioned promotional activities in the bankcard area and new marketing campaigns undertaken by the Company in 1994 account
for the increase in advertising and promotional costs.   Other
expenses in 1994 have increased $1,094,000 over the comparable period of the preceding year, as increased volumes have resulted
in increases in item processing and postage costs.   The Company
has also experienced increases in credit investigation costs as new bankcard accounts have been added to the loan portfolio.

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


INTRUST Financial Corporation


Date:   August 10, 1994             By: /s/ C.Q. Chandler IV
   C. Q. Chandler IV
   President
   (Principal Executive Officer)


Date:   August 10, 1994             By: /s/ Jay L. Smith
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)