Form 10-Q
period 1994-09-30
INTRUST FINANCIAL CORP /
filed 1994-11-10
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                                           UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                              FORM 10-Q

                                            _____________


                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                             the Securities Exchange Act of 1934
                           For the period ended September 30, 1994

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

At November 4, 1994, there were 2,362,220 shares of the registrant's common stock, par value $5 per share, outstanding.


       		    Part 1. Financial Information


		           INTRUST Financial Corporation
	         Consolidated Condensed Balance Sheets
		                       (Unaudited)
		               (in thousands of dollars)


				          	                             	   September 30,    December 31,
ASSETS 					                                        1994             1993
Cash and due from banks 	 		                        $77,720          $74,722
Investment securities (market value, $280,759
     for 1994 and $347,980 for 1993) 	 	            281,538          341,561
Federal funds sold and securities purchased
     under agreements to resell 	 	                  39,435           71,725

Loans 			                                         1,021,006          974,901
  Less: Unearned discount  	 	 	                        236              299
        Allowance for loan losses 	 	                19,204           21,793
	Net loans 		                                     1,001,566          952,809
Land, buildings and equipment 	 	                    29,816           30,032
Other assets 			                                     49,315           53,019
			                                              $1,479,390       $1,523,868


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits 			                                   $1,232,356       $1,283,284
  Short-term borrowings:
    Federal funds purchased and securities sold
      under agreements to repurchase 	   	           58,092           64,315
    Other 		                                         11,277           11,739
	Total short-term borrowings 	 	                     69,369           76,054

   Accounts payable and accrued liabilities 	 	      14,555           11,421
   Notes payable 	 		                                22,950           25,580
   Convertible subordinated capital notes 	 	        12,000           12,000
          Total liabilities 	 		                  1,351,230        1,408,339

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued         	 	 12,000          12,000
   Capital surplus 	 		                              12,000          12,000
   Retained earnings 	 		                           105,936          92,312
			                                                 129,936         116,312
   Less: Treasury stock, at cost; 37,780 shares in 1994 and
             18,640 shares in 1993 	             	 	 (1,776)           (783)
          Total stockholders' equity 	 	            128,160         115,529
			                                              $1,479,390       1,523,868



See accompanying notes to consolidated financial statements.



 	 	         INTRUST Financial Corporation

 	 	  Consolidated Condensed Statements of Income
  (Unaudited - In Thousands of Dollars Except per Share Data)

                             	 	 	 	      Three Months 	 	      Nine Months
                            	 	    	 	Ended September 30, Ended September 30,
Interest income: 	 	 	                    	1994 	1993          	1994 	1993
   Interest on loans 	 	 	             	$23,590 	$21,080    	$67,245 	$56,079
   Interest on investment securities 	 	 	3,860   	4,770     	12,141  	14,377
   Interest on Federal funds sold and securities
     purchased under agreements to resell 		557     	778      	1,879   	1,620
   Other interest income 	 	 	               	0       	4          	0      	19
       Total interest income 	 	      	 	28,007  	26,632     	81,265  	72,095
Interest expense:
   Interest on deposits 	 	 	            	8,335   	8,471     	24,310  	22,652
   Interest on Federal funds
     purchased and securities sold
     under agreement to repurchase 	 	 	   	557     	364      	1,339     	852
   Interest on capital notes 	 	 	         	270     	270        	810     	810
   Interest on other borrowings 	 	 	      	523     	402      	1,426     	554
       Total interest expense 	 	      	 	9,685   	9,507     	27,885  	24,868
         Net interest income 	 	 	      	18,322  	17,125     	53,380  	47,227
Provision for loan losses 	 	 	            	602     	643        	742   	5,484
         Net interest income after
           provision for loan losses 	 		17,720  	16,482     	52,638  	41,743
Other income:
   Service charges on deposit accounts 	 	2,266   	2,382      	6,744   	6,334
   Trust department fees 	 	 	           	1,409   	1,381      	4,197   	3,878
   Bankcard fees 	 	 	                   	1,185     	980      	3,617   	2,771
   Securities gains and losses 	 	 	         	0       	3          	0      	60
   Other service charges, fees and income	1,720   	1,753      	5,221   	4,713
       Total other income 	 	          	 	6,580   	6,499     	19,779  	17,756
Other expenses:
   Salaries and employee benefits 	  	 	 	7,068   	6,827     	21,464  	19,044
   Net occupancy and equipment expense 	 	1,999   	1,925      	5,895   	4,707
   Advertising and promotional activities	1,134     	739      	3,724   	2,670
   Data processing expense 	 	 	         	1,068   	1,199      	3,176   	3,409
   Deposit insurance assessment             699     	729      	2,135   	1,909
   Goodwill amortization                    356     	430      	1,067     	634
   Other 	 	 	                           	3,816   	3,652     	10,922   	9,665
       Total other expenses 	 	 	       	16,140  	15,501     	48,383  	42,038
       Income before income taxes 	 	 	  	8,160   	7,480     	24,034  	17,461
Provision for income taxes 	 	 	         	2,871   	2,212      	8,629   	5,125
       Net income 	 	 	                 	$5,289  	$5,268    	$15,405 	$12,336

Per share data:
   Net income - assuming no dilution 	 	 	$2.24   	$2.21      	$6.49   	$5.18
   Net income - assuming full dilution 	 	$1.98   	$1.96      	$5.74   	$4.62
Cash Dividends 	 	 	 	                    $0.25   	$0.25      	$0.75   	$0.75

See accompanying notes to consolidated financial statements.

                                INTRUST Financial Corporation
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                  (in thousands of dollars)
                                                         Nine Months Ended
                                                            September 30,
                                                         1994          1993
Operating activities:
 Net Income                                             $15,405      $12,336
Adjustments to reconcile net income to net
 cash flows from operations:
   Provision for loan losses                                742        5,484
   Provision for depreciation and amortization            4,511        3,261
   Amortization of premium and discount on
         investment securities           	                1,708        1,827
   Changes in assets and liabilities, net of effect
           from purchase of acquired entity:
    Prepaid expenses and other assets 	                  (1,427)       (375)
    Income taxes                                            266      (3,337)
    Interest receivable 	                                 1,001       2,198
    Interest payable 	                                    3,741       3,176
    Other liabilities 	                                     370       1,768
    Other 	                                                (119)       (153)
     Net cash provided by operating activities 	         26,198      26,185

Investing activities:
   Purchase of bank, net of cash and cash
   equivalents acquired                                       0      (3,642)
   Purchase of investment securities 	                  (34,299)    (70,908)
   Investment securities matured or called 	             92,613     139,614
   Proceeds from sale of investment securites 	               0         177
   Net (increase) decrease in loans 	                   (50,428)     (4,973)
   Purchases of land, buildings and equipment            (2,931)     (5,515)
   Proceeds from sales of equipment 	                        92          61
   Proceeds from sales of other real estate and
     repossessions 	                                      2,631       2,339
   Other 	                                                 (150)       (226)
     Net cash provided by investing activities            7,528      56,927

Financing activities:
   Net decrease in deposits 	                           (50,928)    (72,693)
   Net decrease in short-term borrowings 	               (6,685)     (4,402)
   Payments on notes payable 	                           (2,630)          0
   Proceeds from notes payable 	                              0      25,000
   Cash dividends 	                                      (1,781)     (1,787)
   Net increase in treasury stock 	                        (994)       (139)
     Net cash used by financing activities 	            (63,018)    (54,021)

       Increase (Decrease) in cash and cash equivalents (29,292)    	29,091

Cash and cash equivalents at beginning of period       	146,447    	142,267

Cash and cash equivalents at end of period 	           $117,155   	$171,358

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

2.    Proposed Acquisition

An application was filed by INTRUST Financial Corporation with the Federal Reserve on July 12, 1994 to acquire First Moore Bancshares for a purchase price of $6.1 million. It is anticipated the transaction will be consummated in the fourth quarter of 1994.

3.	Loans

As of October 28, 1994, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $2,117,952 and $254,197 for personal and business loans, respectively. Mr Seymour has filed for relief under Chapter 11 of the United States Bankruptcy Code. The case is still pending.

4.	Allowance for Loan Losses


	The following is a summary of the allowance for loan losses for the nine months ended September 30, 1994 and 1993 (in thousands):
                                                      	 	 	 1994    		1993
 	Balance, January 1 	 	                                   $21,793 		$16,099
 	Additions:
		Allowance acquired as a result of KSB&T merger transaction           3,579
	 	Provision for loan losses                                  	742   		5,484
	 		                                                        22,535  		25,162
 	Deductions:
	 	Loans charged off                                        	4,966   		4,200
	 	Less recoveries on loans
	 	    previously charged off                               	1,635   		1,425
	 	Net loan losses                                          	3,331   		2,775
 	Balance, September 30 	                                 	$19,204 		$22,387

5.	Investment Securities

	Investment securities consisted of the following at September 30, 1994 and
 December 31, 1993 (in thousands):
                                                       	 	Sept. 30 	 	Dec. 31
 	                                                         	1994    	 	1993
 	U.S. Government and Federal Agencies 	                 $221,668 	 	$269,842
 	Obligations of state and political
 	      subdivisions 	                                     53,120   	 	63,971
 	Other 	                                                   6,750    	 	7,748
 	 	                                                     $281,538 	 	$341,561

6.  Earnings Per Share Calculations

  Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding. Net income per share, assuming full dilution, is computed based upon the assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended September 30, 1994 and 1993 were 2,262,220 and 2,381,360 respectively, and for the nine months ended September 30, 1994 and 1993 were 2,374,463 and 2,382,027.



       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the nine months ended September 30, 1994 was $15,405,000, a 24.9% increase over the corresponding period of the prior year. Net income for the third quarter was essentially unchanged from that realized in the corresponding quarter of 1993. Year-to-date 1994 results were favorably impacted by the volume increases associated with the Kansas State Bank & Trust Company merger that was consummated in the third quarter of 1993, as well as a reduction in the Company's provision for loan losses.

Net Interest Income. Third quarter net interest income amounts have increased $1,197,000, or 7.0% over the comparable 1993 period, and year-to-date amounts have increased $6,153,000 over those of the prior period. This increase is attributable to volume increases, as year-to-date average interest-earning assets in 1994 exceeded those of the same period in 1993 by approximately $179,000,000. The increase in average interest-bearing liabilities for the same period was $133,000,000. These increases are principally attributable to assets acquired and liabilities assumed in the KSB&T merger.

While the volume increases referred to above did positively impact net interest income, they were offset by modest compression in the Company's interest margin. The Company's interest spread has declined 12 basis points from the levels of a year ago, but did increase from second quarter levels by 10 basis points. A portion of the increase in the interest spread is attributable to the Company being able to reprice certain of its interest-earning assets upward more rapidly than its interest-bearing liabilities. In addition, the Company's average investment in credit card loans, which earns a relatively higher rate of interest than other interest-earning assets, increased by approximately $14 million in the third quarter.

The shift out of interest-bearing time deposits to more liquid deposit instruments experienced during much of 1993 has continued to moderate. Transaction accounts aggregated 35.6% of total deposits at September 30, 1994, as compared to 35.9% at December 31, 1993.

Loans, as a percentage of deposits, were 82.8% and 76.0% at September 30,
1994 and December 31, 1993, respectively.   Total deposits of the Company
have declined $50.9 million from December 31, 1993 levels. September 30, 1994 deposit levels are approximately $2.2 million less than June 30, 1994 levels. As noted in previous quarterly filings, seasonality plays a role in the Company's deposit generation. In addition, the in-market acquistion of KSB&T resulted in some deposit run-off. While the Company typically sees an increase in deposits during the fourth quarter, the present interest rate environment may not prove conducive to similar activity in the fourth quarter of 1994. The Company has funded its new loan growth during 1994 principally through funds that have been generated by the normal contractual maturities of securities in its investment portfolio. Loans comprised 75.2% of average interest-earning assets during the third quarter of 1994, compared to a level of 68.9% for the year ended December 31, 1993.

Provision for Loan Losses. The Provision for Loan Losses for the nine month period ended September 30, 1994 was $742,000, compared to a provision of $5,484,000 for the corresponding period of the preceding year. Net charge-offs during the third quarter of 1994 were $1,243,000. Net charge-offs for the first and second quarters of 1994 were $1,037,000 and $1,051,000, respectively. While the majority of net charge-offs experienced by the Company have occurred in the credit card loan portfolio, the Company believes that its loss ratio in this lending area compares favorably to that experienced nationwide. At September 30, 1994, nonaccrual, past due and restructured loans totaled $6,220,000 compared to $5,179,000 at December 31, 1993.


The Allowance for Loan Losses at September 30, 1994 was 1.88% of total loans (net of unearned discount) compared with 2.24% at December 31, 1993. Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio during the remainder of 1994. As both the local and national economies strengthen, the Company believes that the loan loss provision during the remainder of 1994 will continue to reflect the general improvement in the credit quality of its loan portfolio.

Liquidity and Capital Resources. Consolidated liquidity remained strong at September 30, 1994. The average maturity of United States government and agency securities in the investment portfolio was 1 year, 6 months, and the average maturity of municipal securities was 3 years, 10 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 1994, it has the ability and intent to hold all securities in the portfolio until maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 1994, the Company's total capital to risk-weighted assets ratio was 12.29% and its Tier 1 capital to risk-weighted assets ratio was 9.95%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

Other Income and Other Expense. Other income increased $2,023,000 or 11.4% from prior year levels. The acquisition of KSB&T has resulted in increased account volumes, which has served to increase both trust fees and service charge income for the first nine months of the year. However, third quarter 1994 service charge income has declined from prior year levels for the similar period. The decline is directly attributable to the run-off in deposits that has been experienced with the in-market merger.

As noted in the Company's 1993 annual report, certain programs were put into place in the last quarter of 1993 that were designed to increase credit card loan outstandings. These programs have resulted in a number of new accounts and additional fee income. The bankcard fee line item was the only component of other income to increase appreciably when comparing third quarter 1994 results to those experienced in the corresponding period of the preceding year.

Other expenses have increased 15.1%, or $6,345,000 over the comparable prior year period. 1994 employment expenses have increased $2,420,000, or 12.7%, over 1993 levels. This increase is attributable to increased staffing levels arising from the KSB&T acquisition. These increased staffing levels did not occur until the third quarter of 1993. When comparing third quarter 1994 employment expense to similar expense in the third quarter of 1993, the rate of increase was 3.5%.

Occupancy expenses have increased 25.2% or $1,188,000, over 1993 levels. Again, much of the increase is due to the timing of the KSB&T merger. During the first six months of 1993, the Company was operating with fewer facilities than it now has. Comparing third quarter occupancy costs in 1994 and 1993 shows an increase in expense of $74,000, or 3.8%.

Goodwill amortization incurred during the first nine months of 1994 has increased substantially over 1993, as the Company's 1994 financial statements reflect the amortization of the excess of cost over net assets acquired in the KSB&T acquisition. 1994 FDIC assessment expenses have increased over 1993 levels by 11.8%, as increased account volumes realized with the KSB&T
acquisition have resulted in additional  costs.   Previously mentioned
promotional activities in the bankcard area and new marketing campaigns undertaken by the Company in 1994 account for the increase in advertising and promotional costs. Other expenses in 1994 have increased $1,257,000 over the comparable period of the preceding year, as increased volumes have resulted
in increases in item processing and postage costs.   The Company has also
experienced increases in credit investigation and bankcard fraud costs as new bankcard accounts have been added to the loan portfolio.

New Accounting Standards.   Statement of Financial Accounting Standards
No. 114, "Accounting by Creditors for Impairment of a Loan" is effective for fiscal years beginning after December 15, 1994. This Statement specifies how the allowance for credit losses related to certain loans should be determined. The Statement does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In the Company's case, approximately 44% of the loan portfolio would not be subject to the provisions of this Statement. While there may be certain procedural issues to be addressed by the Company relative to the recognition and measurement of impairment so as to comply with the provisions of the Statement, the relative quality of the loan portfolio and the loss coverage presently existing in the allowance for loan losses appear, in the Company's opinion, to indicate that adoption of Statement 114 will not have a material effect on its financial statements.

PART 2.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits
	       Exhibit No.		Description
	              27		Financial Data Schedule

	(b)  A Form 8-K current report was filed on September 23, 1994 under item 4, changes in registrant's certifying accountant.





SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRUST Financial Corporation




Date:   November 11, 1994             By: /s/ C.Q. Chandler IV
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:   November 11, 1994             By: /s/ Jay L. Smith
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)

                                   EXHIBIT INDEX


Number 				Description
    27				Financial Data Schedule