Form 10-K405
INTRUST FINANCIAL CORP /
filed 1995-03-30
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                   				Washington, D.C. 20549

                       					FORM 10-K

	(Mark One)
	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 	    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
	For the fiscal year ended December 31, 1994
						OR
	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
	For the transition period from _______ to ________

	Commission File Number 2-78658

     	     INTRUST FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)

	  Kansas                     			      48-0937376
	(State or other jurisdiction of	      (I.R.S. Employer
	incorporation or organization)        Identification Number)

	105 North Main Street
	Box One
	Wichita, Kansas      			        67202
	(Address of principal		          (Zip Code)
	 executive offices)

	Registrant's telephone number, including area code:(316)383-1111

	Securities registered pursuant to Section 12(b) of the Act: NONE

	Securities registered pursuant to Section 12(g) of the Act: NONE

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X  Yes      No

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

	At February 6, 1995, there were 2,348,220 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 3, 1995, the bid price of $54.50 per share would indicate an aggregate market value of $84,483,666 for shares held by nonaffiliates.

EXHIBIT INDEX:  Part IV hereof.

PART I

ITEM 1.	BUSINESS.

		GENERAL
		INTRUST Financial Corporation, a Kansas corporation (the "Company"), is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The mailing address of the Company's only office is 105 North Main, Box One, Wichita, Kansas 67202.

		As of the close of business on November 30, 1994, the Company purchased First Moore Bancshares, Inc., parent company of The
First Bank ("TFB"), a financial institution located in Moore, Oklahoma and First Moore Insurance Agency, Inc. ("FMIA"), a credit life insurance agency, also located at The First Bank in Moore, Oklahoma. Immediately after the purchase First Moore
Bancshares, Inc. was merged into the Company, and TFB and FMIA became wholly-owned subsidiaries of the Company. Terms of the acquisition provided for a purchase price of $6,399,000. The acquisition was accounted for by the purchase method of accounting. The excess of cost over fair value of net assets acquired will be amortized using the straight-line method over a 15 year period. At the time of purchase, TFB had $48 million in assets and $46 million in deposits.

		DESCRIPTION OF BUSINESS
		As of December 31, 1994, the Company's direct wholly-owned banking subsidiaries were INTRUST Bank, N.A. ("IB"), Wichita,
Kansas, INTRUST Bank, El Dorado, N.A. ("IBE"), El Dorado,
Kansas, INTRUST Bank, Haysville, N.A. ("IBH"), Haysville,
Kansas, INTRUST Bank, Johnson County, N.A. ("IBJ"), Prairie
Village, Kansas, INTRUST Bank, Valley Center ("IBV"), Valley
Center, Kansas, Will Rogers Bank ("WRB"), Oklahoma City,
Oklahoma, The First Bank ("TFB"), Moore, Oklahoma
(collectively, the "Subsidiary Banks").  On February 11, 1995,
IBE, IBH, IBJ, and IBV were merged into IB. IB is and IBE, IBH, and IBJ were national banking associations organized under the laws of the United States. IBV was a state banking association organized under the laws of Kansas. WRB and TFB are state banking associations organized under the laws of Oklahoma. The
Subsidiary Banks provide a broad range of banking services to customers, including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, and safe deposit facilities. In addition, IB offers fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services to its customers.

		The direct and indirect non-banking subsidiaries of the Company are: First Moore Insurance Agency, Inc. ("FMIA"),
INTRUST Mortgage Corporation of Kansas ("IMC"), KSB Building
Corporation ("KSBBC"), KSB Properties, Inc. ("KSBP") and WRB
Insurance Agency, Inc. ("WRBIA") (collectively, the "Non-Banking
Subsidiaries"). FMIA is a wholly-owned subsidiary of the Company; IMC, KSBBC and KSBP are wholly-owned subsidiaries of IB; and WRBIA is a wholly-owned subsidiary of WRB. IMC, located in Wichita, Kansas, is engaged in the business of mortgage banking. KSBBC owns, operates and leases space in an office building in Wichita, Kansas. KSBP owned partial interests in oil and gas leases that were acquired through foreclosure, all of which properties were sold in 1994. WRBIA, which is organized under Oklahoma insurance laws, is a conduit for selling credit life insurance to customers of WRB.

		The Subsidiary Banks and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries".

 		At December 31, 1994, IB's trust division managed assets with a market value of $1,184,000,000 in various fiduciary capacities.

		As of December 31, 1994 the Company had 21 full-time employees. The Subsidiaries collectively had approximately 826 full-time and 89 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

		The Company and the Subsidiaries do not engage in any other business.

		COMPETITION
		Bank holding companies and their subsidiaries encounter intense competition in all of their activities. As lenders, banks compete not only with other banks, but also with savings associations, credit unions, finance companies, factoring companies, insurance companies and other financial institutions.
They compete for savings and time deposits with other banks, savings associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities. In addition, large regional and national corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

		INTRUST BANK, N.A.
		IB's primary service area is Sedgwick County, Kansas, with an approximate population of 417,000. There are eight other banks located in Wichita, the largest city in the county. The primary competition comes from financial institutions located within one-half mile of IB, specifically, Bank IV Kansas, Union
National Bank, and Emprise Bank. Deposit information is no longer available for the individual markets in which Bank IV operates. At December 31, 1994, Bank IV Kansas had total assets of $5,290,120,000, loans net of unearned income of $2,519,526,000 and deposits of $3,904,988,000.

		The following sets forth certain publicly-available information concerning IB and its other primary competitors as of December 31, 1994 (in thousands):

                 				Total Assets  	Total Loans 	  Total Deposits
INTRUST Bank, N.A. 	 $1,174,133      $840,477   	    $976,983
Union National Bank	    665,677       393,026         506,648
Emprise Bank		          288,717       165,202   	     253,948

		INTRUST BANK, EL DORADO, N.A.
		IBE's primary service area is the city of El Dorado, Kansas, of which the population is approximately 11,500. There are two chartered banks and two branches of Bank IV Kansas in El Dorado.
IBE had total assets of $40,661,000 as of December 31, 1994.
On February 11, 1995, IBE became a branch of IB.

		INTRUST BANK, HAYSVILLE, N.A.
		IBH's primary service area is the city of Haysville, Kansas, of which the population is approximately 8,400. There are a total of two banks in Haysville. IBH had total assets of $80,867,000 as of December 31, 1994. On February 11, 1995, IBH
became a branch of IB.

		INTRUST BANK, JOHNSON COUNTY, N.A.
		IBJ's primary service area is Johnson County, Kansas of which the population is approximately 411,000. There are a total of 26 banks in Johnson County. The primary competition comes from two branches of Bank IV Kansas and two branches of Mercantile
Bank of Kansas City in Prairie Village. IBJ had total assets of $83,265,000 as of December 31, 1994. On February 11, 1995, IBJ
became a branch of IB.

		INTRUST BANK, VALLEY CENTER
		IBV's primary service area is the city of Valley Center, Kansas, of which the population is approximately 3,600. There are no other banks in Valley Center. One of the closest banks is located in Park City, which is about five miles from Valley
Center. IBV had total assets of $43,058,000 as of December 31, 1994. On February 11, 1995, IBV became a branch of IB.

		WILL ROGERS BANK
		WRB's primary service area is western Oklahoma City, Oklahoma. The population of this service area is approximately 132,000.
WRB's primary competition comes from six banks located in Oklahoma City. WRB had total assets of $59,623,000 as of December 31, 1994.

		THE FIRST BANK
		TFB's primary service area includes the cities of Moore and Mustang, Oklahoma, both suburbs of Oklahoma City, Oklahoma. The combined population of Moore and Mustang is approximately
50,000. TFB's primary competition comes from three other banks and one bank branch. TFB had total assets of $47,320,000 as of December 31, 1994.

		SUPERVISION AND REGULATION
		The Company and the Subsidiary Banks are subject to extensive regulation by federal and state authorities. Such regulation is generally intended to protect depositors, not shareholders.

		FEDERAL REGULATION OF BANK HOLDING COMPANIES
		The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Board of
Governors may make examinations of the Company and its subsidiaries, and the Company is required to file with the Board of Governors an annual report and such other additional information as the Board of Governors may require pursuant to the Act.

		The Act requires every bank holding company to obtain the prior approval of the Board of Governors before (i) acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares or all or substantially all of the assets of any bank, or (ii) merging or consolidating with another bank holding company. In determining whether to approve such a proposed acquisition, merger or consolidation, the Board of Governors is required to take into account the competitive effects of the proposed transaction, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Act provides that the Board of Governors shall not approve any acquisition, merger or consolidation which would result in a monopoly, or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition, merger or consolidation, the effect of which may be substantially to lessen competition or tend to create a monopoly in any section of the country, or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
In general, a bank holding company and its subsidiaries are not permitted to acquire any voting stock or all or substantially all of the assets of any bank principally located outside the state in which its existing subsidiaries are located unless the laws of the state of the bank to be acquired specifically permit such an acquisition.

		The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies by qualifying bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA also authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997.
The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. Such acquisitions and mergers may be subject to such contingencies as compliance with state age laws and nationwide and statewide concentration limits. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

		The Act also prohibits, with certain exceptions, a bank holding company from engaging in and from acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares of any company engaged in a business other than banking, managing and controlling banks, or furnishing services to its affiliated banks. One of the exceptions to this prohibition provides that a bank holding company may engage in, and may own shares of companies engaged in, certain businesses that the Board of Governors has determined to be so closely related to banking as to be a proper incident thereto. In making such determination, the Board of Governors is required to weigh the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

		A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of any service. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof, the taking of such stocks or securities as collateral for loans and otherwise engaging in transactions with the bank holding company and its subsidiaries.
These restrictions may limit the Company's ability to obtain funds from the Subsidiary Banks. In addition, the amount of loans or extensions of credit that IB, IBH, IBE, IBJ, IBV, WRB or TFB may make to the Company or to third parties secured by securities or obligations of the Company are substantially limited by the Federal Reserve Act and the Federal Deposit
Insurance Act. The Board of Governors possesses cease and desist and other administrative sanction powers over bank holding companies if their actions represent unsafe or unsound practices or violations of the law.

		The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") established a cross guarantee provision pursuant to which the Federal Deposit Insurance Corporation
("FDIC") may recover from a depository institution losses that the FDIC incurs in providing assistance to or paying off the depositors of any of such depository institution's affiliated insured banks. The cross guarantee provision thus enables the FDIC to assess a holding company's healthy insured subsidiaries for the losses of any of the holding company's failed insured members. Cross guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

		The Board of Governors has promulgated "capital adequacy guidelines" for use in its examination and supervision of bank holding companies. These guidelines are described in detail below. A holding company's ability to pay dividends and expand its business through the establishment or acquisition of new subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, holding companies whose capital falls below specified levels can be required to implement a plan to increase capital.

		STATE BANK HOLDING COMPANY REGULATION
		Kansas statutes prohibit any bank holding company from acquiring and voting shares of a bank in Kansas if it would cause the aggregate deposits held by all of the banks in Kansas in which a single bank holding company has an interest to exceed
15% of the total deposits of banks and savings institutions in the state. Such limitation does not apply in situations where the Kansas state banking commissioner, in the case of a state bank, or the Comptroller of the Currency ("OCC"), in the case of a national bank, determines that an emergency exists and the acquisition is appropriate in order to protect the public interest against the failure or probable failure of a bank. Acquisitions by bank holding companies of control of state banks in Kansas require the approval of the Kansas state banking commissioner. Beginning July 1, 1992, the Kansas statutes authorize out-of-state bank holding companies located in states contiguous to Kansas and in Arkansas and Iowa to acquire voting shares of banks or bank holding companies domiciled in Kansas.

		Subject to certain limited exceptions, Oklahoma law prohibits a multi-bank holding company from acquiring ownership or control of any insured financial institution located in Oklahoma if such acquisition would result in the holding company owning or controlling banks located in Oklahoma with total deposits in excess of 11% of the aggregate deposits of all financial institutions in Oklahoma with deposits insured by the FDIC or the National Credit Union Administration as determined by the Oklahoma Bank Commissioner ("OBC"). A bank whose application for charter was filed, received, or granted after July 1, 1983 cannot be acquired by a multi-bank holding company for a period of five years; such restriction does not prevent a multi-bank holding company from acquiring a bank whose charter was granted for the purpose of purchasing the assets and liabilities of a bank located in Oklahoma closed by regulators due to insolvency or impairment of capital. Bank holding companies not located in Oklahoma may acquire an unlimited number of Oklahoma banks and bank holding companies upon approval of the Federal Reserve
Board. As of July 1, 1987, any Oklahoma bank or Oklahoma bank holding company that becomes a subsidiary of a foreign bank holding company may acquire direct or indirect ownership or control of additional Oklahoma banks or bank holding companies, establish additional branches or convert to a branch of an Oklahoma bank if (i) the principal place of business of the foreign bank holding company is a reciprocal state, as determined by the Oklahoma Banking Department ("OBD"), or (ii) four years have expired since the date of acquisition by the foreign bank holding company.

		Under Oklahoma law, each bank holding company that controls 25% or more of the voting shares of a bank located in Oklahoma must furnish a copy of its annual report to the Board of Governors to the OBC.

		FEDERAL REGULATION OF SUBSIDIARY BANKS
		IB is a national bank, as were IBE, IBH, and IBJ prior to their merger into IB on February 11, 1995. National banks are subject to regulation, supervision and examination primarily by the OCC. They are also regulated, in certain respects, by the Board of Governors and the FDIC. Prior to February 11, 1995,
IBV was a state nonmember (of the Federal Reserve System), subject to regulation and examination primarily by the Kansas
Banking Department ("KBD") and FDIC. WRB is an Oklahoma state nonmember (of the Federal Reserve System) bank, subject to regulation and examination primarily by the OBD, and by the FDIC. TFB, which is an Oklahoma chartered state bank and member of the Federal Reserve System, is regulated primarily by the OBD and the Board of Governors. Regulation by these agencies is generally designed to protect depositors rather than stockholders.

		The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") provides for, among other things, the strengthening of internal control and auditing systems, the enhancement of credit underwriting and loan documentation standards (particularly with respect to real estate), the accounting for interest rate exposure and other off-balance sheet items, restrictions on the compensation of officers and directors, and the adoption of a risk-based deposit insurance system.

		The FDIC Improvement Act also authorizes the regulator of an insured depository institution to assess all costs and expenses of any regular or special examination of the insured depository institution.

		Under the Federal Reserve Act, extensions of credit by a bank to the executive officers, directors, or principal shareholders of the bank or its affiliates or any related interest of such persons must be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those applicable to comparable transactions with nonaffiliated persons and must not involve more than the normal risk of repayment or present other unfavorable features.

		The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations, in conjunction with national monetary and fiscal policies which affect the interest rates paid by banks on deposits and borrowings, have resulted in reductions of net interest margins on certain classes of loans.
Such circumstances may recur in the future, although the trend of recent federal and state legislation has been to eliminate restrictions on the rates of interest which may be charged on some types of loans and to allow maximum rates on other types of loans to be determined by market factors.

		In addition to limiting the rate of interest charged by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, federal law regulates the amount of credit a national bank may extend to an individual borrower and has in the past subjected real estate lending activities to rigid statutory requirements. The
Garn-St. Germain Depository Institutions Act of 1982 (the "1982
Act") liberalized federal law with respect to both of these types of lending activities by increasing the maximum amount of credit a national bank may extend to an individual borrower and by simplifying the statutory framework pursuant to which national banks may extend real estate loans.

		The 1982 Act also authorizes banks to invest in service corporations that can offer the same services as the banking related services which bank holding companies are authorized to provide. However, the approval of the OCC must be obtained before a national bank may make such an investment or perform such services.

		The Board of Governors has issued Community Reinvestment Act ("CRA") regulations, pursuant to its authorization to conduct examinations and to consider applications for the formation and merger of bank holding companies and member banks, to encourage banks to help meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. The OCC has issued similar regulations with respect to applications of national banks, and the FDIC has also issued similar regulations with respect to applications of banks which are incorporated under state law and are not members of the Federal Reserve System.

		STATE REGULATION OF SUBSIDIARY BANKS
		Kansas law prohibits a state chartered bank located in Kansas from transacting the business of banking other than at the place specified in its Certificate of Authority or at branch locations authorized by the Kansas State Banking Board. A Kansas bank may also install remote service units, also known as automatic teller machines, throughout the state. Remote service units which are not located at the principal place of business of the bank or at a branch location of the bank must be available for use by other banks and their customers on a non-discriminatory basis.

		All limitations and restrictions of the Oklahoma Banking Code applicable to Oklahoma chartered banks apply to such banks that become subsidiaries of a foreign bank holding company. In addition, Oklahoma chartered banks that are subsidiaries of foreign bank holding companies are required to maintain current reports showing the bank's record of meeting the credit needs of its entire community with the OBD. Subject to approval of the Oklahoma Banking Board, any Oklahoma bank may maintain and operate outside attached facilities and two detached facilities with tellers' windows for drive-in or walk-up service. Of the two detached facilities, one may be located less than one thousand feet from the bank's main building and one may be located less than three miles from the main bank building.
Subject to the approval of the OBB, any branch may maintain and operate one outside attached facility with tellers' windows for drive-in or walk-up service. Upon written notice to the OBC, an Oklahoma state bank may also install and operate consumer banking electronic facilities. An Oklahoma bank offering such services to a bank which establishes or maintains a consumer banking electronic facility must make the use thereof available to banks located in Oklahoma on a fair and equitable basis of non-discriminatory access and rates.

		Oklahoma banks that are not members of the Federal Reserve System are required to maintain reserves against deposits as may be required by the Depository Institutions Deregulation and Monetary Control Act of 1980 as prescribed by the Board of Governors. The Oklahoma State Banking Board may change the reserve requirements of banks which are not members of the Federal Reserve System if it is determined that the maintenance of sound banking practices or the prevention of injurious credit expansion or contraction makes such action advisable.

		Oklahoma banks that are members of the Federal Reserve System are required to maintain such reserves against deposits as may be required by the Federal Reserve Act, as amended, or by the Board of Governors.

		Notwithstanding any provision of state law, the FDIC Improvement Act provides that an insured state chartered bank generally may not make an investment or engage in an activity that is not permissible for a national bank, unless the FDIC determines that such investment or activity would not pose a significant risk to the applicable insurance fund.

		CAPITAL REQUIREMENTS
		The Board of Governors together with the other federal regulatory agencies jointly promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with holding various categories of assets (the "Guidelines"). The Guidelines, which are applicable to all bank holding companies and federally supervised banking organizations, took effect on March 15, 1989, and were fully phased into the existing supervisory system as of the end of
1992.  Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100
percent), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories.  For
risk-based capital purposes, capital is divided into two
categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital").  Tier 1 capital generally consists of the sum of:  common stock, additional paid-in capital,
retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill
(within certain limitations).   Tier 2 capital generally
includes: reserve for possible loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations).
The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The
Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown below in comparison with the consolidated ratios of the Company at December 31, 1994. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. All of the Subsidiary Banks also exceeded the minimum guidelines at the individual bank level.

 		                   		                       Company
        		                 		  Guidelines       Ratios
Tier 1 Ratio	                	     4.0%          9.19%
Total Capital Ratio	        		     8.0%         11.27%

		In addition to the Guidelines, the Board of Governors requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital
(as described above) to total assets of 3 percent. For all but the most highly rated bank holding companies, the leverage ratio is to be 3 percent plus an additional cushion of at least 100 to 200 basis points. The Company's consolidated leverage ratio at December 31, 1994 was 7.10%. Similar requirements also apply to the Subsidiary Banks and each met the requirements at the individual bank level.

		The FDIC Improvement Act requires all regulators of insured depository institutions to classify such institutions according to the following "prompt corrective action" categories: (1)well capitalized, (2) adequately capitalized, (3)undercapitalized,
(4) significantly undercapitalized or (5) critically undercapitalized. Undercapitalized, significantly undercapitalized and critically undercapitalized institutions may be required to take or to refrain from taking certain actions, such as, among other things, requiring a recapitalization or divestiture of subsidiaries or restricting transactions with affiliates, interest rates on deposits, asset growth or distributions to parent bank holding companies, until such institution becomes adequately capitalized. As of the last classification, all of the Subsidiary Banks were categorized as "well capitalized".

		The Kansas Banking Code requires a minimum capital level of $250,000 for a state bank in existence on July 1, 1975, which is applicable to all of the Subsidiary Banks chartered in Kansas.
All of the Kansas-chartered Subsidiary Banks exceeded this minimum capital requirement.

		The minimum capital level for an Oklahoma state bank is based on the population of the community in which the bank is located.
TFB and WRB exceed the applicable minimum capital requirements for their communities of $750,000 and $900,000, respectively.

		DIVIDENDS
		The National Bank Act restricts the payment of dividends by a national bank generally as follows: (i) no dividends may be paid which would impair the bank's capital, (ii) until the surplus fund of a national banking association is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends, and (iii) the approval of the OCC is required if dividends declared by a national banking association in any year exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus.

		Kansas law permits dividends to be declared from undivided profits after first deducting its losses. Before declaration of any dividend, the bank must transfer 25% of its net profits since the last preceding dividend to its surplus fund, until the surplus fund equals the total capital stock of the bank.

		  No Oklahoma bank may permit the withdrawal, in the form of dividends or otherwise, of any portion of its capital or surplus. If losses equal or exceed a bank's undivided profits, no dividends shall be made and no dividends shall ever be made by any Oklahoma bank in an amount greater than its net profits then on hand less its losses and bad debts. The directors of any Oklahoma bank may declare dividends of so much of the net profits as they judge expedient, except that until the surplus fund of a bank equals its common capital, no cash dividends shall be declared unless there has been carried to the surplus fund not less than 1/10th of the Bank's net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less then 1/10th of its net profits of the preceding two consecutive half-year periods in the case of annual dividends. The approval of the OBC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

		DEPOSIT INSURANCE PREMIUMS
		On October 1, 1992, the FDIC Board of Directors adopted a new risk-based deposit insurance system to provide for a transition between the previous flat-rate system and the risk-related premium system of the FDIC Improvement Act. On June 17, 1993, the FDIC adopted the transitional system in permanent form, with only limited changes.

		The permanent risk-based system, which became effective on January 1, 1994, charges higher insurance rates to those banks and savings associations that pose greater risks to the deposit insurance funds. The FDIC places each bank and thrift in one of nine risk categories using a two step process based on capital ratios and other relevant information. Each institution is assigned to one of three groups (well capitalized, adequately capitalized or undercapitalized) based on its capital ratios. A well-capitalized institution is one that has at least a ten percent "total risk-based capital" ratio (the ratio of qualifying total capital to risk-weighted assets), a six percent
"Tier-1 risk-based capital" ratio (the ratio of Tier 1 or "core" capital to risk-weighted assets) and a five percent "Tier-1 leverage capital" ratio (the ratio of Tier 1 capital to average total assets). An adequately capitalized institution must have at least an eight percent total risk-based capital ratio, a four percent Tier-1 risk-based capital ratio and a four percent
Tier-1 leverage capital ratio. An institution that does not meet any of the above requirements is considered undercapitalized.

		The FDIC Improvement Act requires the FDIC to set semi-annual assessment rates that are sufficient to increase the reserve ratio for the Bank Insurance Fund ("BIF") to the designated reserve ratio not later than one year from the date of determination of the assessment rates.

		The FDIC Improvement Act contains a long-term funding plan for the BIF that will (i) significantly increase the FDIC's authority to borrow; (ii) expand the sources from which the FDIC can borrow; and (iii) raise deposit insurance premiums to pay for such additional borrowing through the imposition of emergency special assessments.

		MONETARY POLICY
		The earnings of the Company are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Federal Reserve Board regulates the national supply of money and credit in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

ITEM 2.   PROPERTIES.

		INTRUST FINANCIAL CORPORATION AND INTRUST BANK, N.A.
		The Company's principal offices and IB's main banking offices are located at 105 North Main Street and 100 North Main Street,
Wichita, Kansas. Both offices are located in three office buildings owned by IB. These three buildings together with the adjacent six-story garage and two-story garage owned by IB, occupy approximately one city block in downtown Wichita. The sixth through tenth floors of the building at 105 North Main
Street and fifth through tenth floors of the building at 100
North Main are presently leased by IB to others. The Company rents office space from IB on the third floor of the building at 100 North Main.

		As of December 31, 1994, IB had ten detached branch facilities in Wichita, Kansas. IB owns the facilities and the land at six offices. IB owns the facilities at four offices and leases the land on which such offices are located from unaffiliated parties.

		IB had two small branch offices which serve residents and staff members of retirement communities located in Wichita, Kansas.

		IB also had offices in seven Dillon supermarkets. The office space at each of these locations is leased from an unaffiliated party.

		IB had a loan production office in Oklahoma City, Oklahoma and Tulsa, Oklahoma. Both offices are leased from unaffiliated parties.

		Total square footage of all facilities owned and occupied by IB, as of December 31, 1994, was approximately 193,500 square feet.

		INTRUST BANK, EL DORADO, N.A.
		IBE's main banking offices are located at 100 South Main, El Dorado, Kansas. IBE also leases an office at a Dillon supermarket. IBE's main office has total square footage of approximately 11,850 square feet. As of February 11, 1995, all offices of IBE became branches of IB.

		INTRUST BANK, HAYSVILLE, N.A.
		IBH's main banking office is located at 107 Wayne, Haysville, Kansas. Total square footage of the facility, which is owned by IBH, is approximately 14,000 square feet. As of February 11, 1995, the IBH office became a branch of IB.

		INTRUST BANK, JOHNSON COUNTY, N.A.
		IBJ's main banking office is located at 4000 Somerset Drive, Prairie Village, Kansas. IBJ also has one detached facility and an office in a Dillon supermarket. IBJ owns the main office building and leases the land where the main office building is located as well as the other two offices. Total square footage of all facilities is approximately 20,270 feet. As of February
11, 1995, all offices of IBJ became branches of IB.

		INTRUST BANK, VALLEY CENTER
		IBV'S main banking office is located at 142 North Ash, Valley Center, Kansas. Total square footage of the facility, which IBV owns, is approximately 11,000 square feet. As of February 11, 1995, the IBV office became a branch of IB.

		WILL ROGERS BANK
		WRB's main banking office is located at 5100 Northwest Tenth, Oklahoma City, Oklahoma. Total square footage of the facility, which is owned by WRB, is approximately 23,550 square feet.

		THE FIRST BANK
		TFB'S main banking office is located at 100 S. Broadway, Moore, Oklahoma. TFB also has a detached branch facility in Mustang, Oklahoma. TFB owns both buildings, the total square footage of which is approximately 19,000 square feet.

		All facilities owned by the Company and the Subsidiary Banks are maintained in good operating condition and are adequately insured. The Company considers its properties and those of the Subsidiary Banks to be satisfactory for their current operations.

ITEM 3.   LEGAL PROCEEDINGS.
		There are no legal proceedings pending against the Company. Certain of the subsidiaries of the Company are parties in a variety of legal proceedings, none of which is considered to be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
		No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The common stock of the Company is traded in the local over-the-counter market on a limited basis. Transactions in the common stock are relatively infrequent. The following table sets forth the per share high and low bid quotations for the periods indicated as reported by the National Quotation Bureau, Incorporated (NQB).

          	 			     -----1994----	 -----1993----
                	 				High 	Low    	 High 	 Low
     1st Quarter	    	$48 		$48    	 $44 	 $44
     2nd Quarter    		 50 		 48    	  44 	  44
     3rd Quarter    		 54 		 50    	  46 	  44
     4th Quarter    		 54 		 54    	  48 	  46

     The quotations in the above table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and
may not necessarily represent actual transactions.   On February
6, 1995, there were 472 stockholders of record for the 2,348,220 shares of outstanding common stock. Approximately 78% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of thirty-two other
states, with no singular concentrations.   In 1994, the Company
received cash dividends in the amount of $15,000,000, $250,000, $200,000, $1,500,000 and $500,000 from five of its subsidiaries,
IB, IBV, IBE, IBH, and WRB, respectively.   The Company declared
cash dividends of $5,914,835, or $2.50 per share during 1994 and $3,573,610, or $1.50 per share during 1993. Dividend declaration dates were January 11, April 12, July 12, October 11 and December 13, 1994. During 1993, dividend declaration dates were January 12, April 13, July 13, October 12 and December 14. The payment of dividends by the Company is dependent upon receipt of cash dividends from the Subsidiary Banks. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 13) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company will be the quarterly interest payments to holders of $12,000,000 in 9% Convertible Subordinated Capital Notes due 1999, and the quarterly interest payments and annual principal payment on the variable rate note payable to Boatmen's First National Bank of Kansas City. Additional information concerning the Capital Notes and Boatmen's note may be found in the "Notes to Consolidated Financial Statements" (notes 8 and 9). The Company's Board of Directors will continue to review the cash dividends on common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6.   SELECTED FINANCIAL DATA.

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data
Years Ended December 31, 	            		    1994        1993       1992         1991        1990
Operations:
 Interest income  					                   $110,383     $98,825    $96,313     $104,727     $92,133
 Interest expense  					                    38,267      34,253     38,368       55,130      51,879
     Net interest income  			               72,116      64,572     57,945       49,597      40,254
 Provision for loan losses  			              2,962       5,596      8,906       10,800       7,271
Net interest income after provision
     for loan losses 				                   69,154      58,976     49,039       38,797      32,983
 Other income 						                        26,888      24,224     20,565       17,089      15,637
 Other expenses 					                       66,189      57,420     47,224       43,499      34,233
     Income before income taxes 		          29,853      25,780     22,380       12,387      14,387
 Provision for income taxes 	 		            10,884       8,154      6,546        3,290       3,340
     Income before cumulative effect of
      accounting change 			                 18,969      17,626     15,834        9,097      11,047
 Cumulative effect of accounting change  	       0           0      1,679            0           0
Net income 					                          $ 18,969     $17,626    $17,513     $  9,097     $11,047

Average shares outstanding 	 		          2,371,377   2,381,859  2,395,694    2,399,844   2,400,000
Per share data assuming no dilution:*
 Income before cumulative effect of
   accounting change 				                   	$8.00      	$7.40      $6.61        $3.79       $4.60
 Cumulative effect of accounting change 		       0      	    0        .70            0           0
 Net income 			                          				$8.00      	$7.40      $7.31        $3.79       $4.60

Per share data assuming full dilution:*
 Income before cumulative effect of
   accounting change 				                   	$7.10      	$6.59       $5.92       $3.50       $4.18
 Cumulative effect of accounting change     	    0           0         .60           0           0
 Net income 						                          	$7.10      	$6.59       $6.52       $3.50       $4.18

Cash dividends per share 	 		               	$2.50       $1.50       $2.00       $1.25       $1.25

Balance sheet data at year-end:
 Total assets 	             				       	$1,519,117  $1,523,868  $1,251,610  $1,214,315  $1,144,064
 Total deposits             					        1,276,076   1,283,284   1,066,323   1,027,273     957,951
 Long-term notes payable                    22,950      25,580         700         815       1,038
 Convertible capital notes  			             12,000     	12,000      12,000      12,000      12,000
 Stockholders' equity        				          127,590     115,529     101,616    89,470        83,433
 Book value per share 				                  	54.01       48.51       42.62     37.30         34.76

   * See note 1(h) of notes to Consolidated Financial Statements

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND	RESULTS OF OPERATIONS.

FINANCIAL OVERVIEW
The 1994 net income of INTRUST Financial Corporation established a new record for the organization. Earnings increased to $18,969,000, or $8.00 per share. This represents an increase of 7.6% over 1993 levels.

A number of factors contributed to the Company's increased profitability. The interest rate environment continued to be generally favorable, although interest margins have begun to tighten and it is anticipated that they will continue to do so in 1995. The overall quality of the loan portfolio continued to improve, reflecting a general strengthening of economic activity. This improvement resulted in a reduction in the provision for loan losses from 1993 levels. The Company also benefited by the inclusion of the assets and liabilities of the former Kansas State Bank and Trust Company ("KSB&T") in its operations for a full year in 1994 versus six months of post-merger activity in 1993.

In February, 1995, the Company elected to consolidate the banking operations of its five Kansas banking subsidiaries, INTRUST Bank, N.A.; INTRUST Bank, El Dorado, N.A.; INTRUST Bank, Haysville, N.A.; INTRUST Bank, Johnson County, N.A.; and INTRUST Bank, Valley Center into a single entity - INTRUST Bank, N.A. The Company believes this consolidation will enhance customer convenience and provide the opportunity for additional operating efficiencies.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES
The amount charged to the Company's earnings to provide for an adequate allowance for loan losses is determined after giving consideration to a number of factors. These include, but are not limited to, management's assessment of the quality of existing loans, changes in economic conditions, evaluation of specific industry risks, the need to support projected loan volumes and a provision for the timely elimination of uncollectible receivables. A detailed analysis of the allowance for loan losses is conducted quarterly.

The Company's loan portfolio continued to perform favorably in 1994, even though the Company altered the composition of the loan portfolio during the year, reflecting a conscious effort to increase its consumer lending portfolio. As a result of this increased emphasis, installment lending, which consists principally of credit card outstandings and loans secured by automobiles, increased approximately $106,755,000 from prior year-end levels and accounted for 44.8% of total loans as compared to 37.7% of total loans at December 31, 1993. Credit card outstandings increased 23% from a 1993 level of average outstandings of $151 million to 1994's average of $186 million, while average outstandings of other installment loans, which consist principally of loans secured by automobiles, increased approximately 36%, reflecting the relatively strong demand for automobiles that existed in 1994.

Nonperforming loans in the Company's credit card operations generally comprise a somewhat higher percentage of total credit card outstandings than are experienced in the remainder of the loan portfolio. Nonaccrual, past due and restructured loans at December 31, 1994 increased nominally from 1993 levels, to .59% of total year-end loans, from .53% of total year-end loans at December 31, 1993. The corresponding percentage at December 31, 1992 was .83%. The Company's allowance for loan losses at year-end was equal to 318% of nonaccrual , past due and restructured loans. The comparable 1993 percentage was 421%. The allowance for loan losses equaled 1.88%, 2.24% and 2.13% of total loans outstanding at December 31, 1994, 1993 and 1992, respectively.

As previously noted, the Company's loan quality benefited by the continued economic strengthening of the communities in which it operates. This improvement in loan quality resulted in a significantly lower provision for loan losses in 1994 than had been recorded in previous years. INTRUST recorded a provision for loan losses of $2,962,000 in 1994, a $2,634,000 decline from the amount recorded in 1993 and a decline of $5,944,000 from 1992 levels.

Net charge-offs in 1994 totaled $5,033,000 as compared to $3,481,000 in 1993 and $7,259,000 in 1992. The increase in charge-offs in 1994 is primarily attributable to the Company's increase in its credit card outstandings. Credit card losses comprise the largest source of charge-offs by INTRUST. Net charge-offs in the credit card portfolio in 1994 were $4.9 million as compared to $3.9 million in 1993 and $4.9 million in 1992. The Company believes its ratio of net credit card charge-offs to average outstandings of 2.6% compares favorably to that achieved by other similar credit card issuers.

The largest single net charge-off during 1994 was to a commercial enterprise. No trends were noted during the year that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio. Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information.

Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio in 1995. However, with the increase in the Company's consumer lending portfolio, it is anticipated that the provision for loan losses will return to more traditional levels, causing some reduction in the Company's net interest income after provision for loan losses.

NET INTEREST INCOME
INTRUST's net interest income increased $7.5 million, or 11.7%
over the 1993 amount, to $72,115,000.   This follows an 11.4%
increase in 1993's net interest income over comparable 1992 amounts. As in 1993, the current year increase was principally volume-driven, as the Company experienced a 9 basis point decline in its net yield on interest-earning assets. The increase in average interest-earning assets reflects the mid-year acquisition of KSB&T in 1993. At acquisition date, approximately $304,000,000 in earning assets were acquired by the Company. Having these assets in place during all of 1994 resulted in higher levels of earning assets when compared to
1993.   As noted in 1993, these acquired assets positively
impact the net interest margin, but the fact that these assets were revalued to their market value at the acquisition date negatively effected the overall yield on the Company's earning assets. This effect was more pronounced on the Company's investment portfolio than on its loan portfolio, as many of the acquired loans either carried a variable interest rate or had been priced by KSB&T at rates that were close to those present in the marketplace at acquisition date.

As noted earlier, INTRUST decided in 1994 to increase its consumer lending portfolio in order to take advantage of the demand in the markets it serves, and to invest in loan products which offered a more attractive investment alternative than did the investment securities market during much of the year. This modification in balance sheet composition served to moderate the downward trend in yields on interest-earning assets.

The interest rate environment present in 1994 resulted in a correspondingly greater impact on the Company's interest-earning assets than on its interest-bearing liabilities. The effect on net interest income attributable to changes in interest rates was a decrease of $3.5 million, as proportionately more interest-earning assets repriced downward at greater interest rate differentials. A similar situation existed in 1993. The upward movement in interest rates experienced in 1994 will impact the Company in 1995. The Company anticipates that rate variances will continue to exert pressure on the interest margin.

The overall yield on average total interest-earning assets declined 22 basis points from 1993 levels. The largest component decline in earning asset yields occurred in the investment security portfolio. The portfolio continued to be impacted by the marking of the acquired KSB&T portfolio to market at mid-year 1993. This resulted in a significant portion of the Company's investment portfolio being carried at yields that were present in July, 1993, which was a relatively low interest rate environment. In addition, yields on the Company's securities either maturing or being called in 1994. Partially offsetting the decline in yields in the investment portfolio was the change in composition of earning assets, as more funds were invested in relatively higher interest earning consumer lending opportunities. During 1994, 72.3% of INTRUST's average earning assets were invested in loans, compared with 67.4% in 1993 and 62.9% in 1992. This resulted in loans as a percentage of deposits averaging 76.5% in 1994, compared to 70.9% in 1993, and 67.4% in 1992.

The continued low interest rate environment of 1994 affected the Company's funding structure. While average total deposits grew $149.7 million, there would have been a decline in average deposits had the deposit liabilities assumed in the KSB&T acquisition been on hand for a full year in 1993. The Company experienced similar results in 1993, when average total deposits would have declined had not the KSB&T acquisition occurred
during the year.    As more fully disclosed elsewhere in this
analysis, the Company securitized and sold certain credit card receivables in December, 1994 to provide additional funding to support loan growth.

The general interest rate increases promulgated by the Federal Reserve in 1994 have resulted in an interest rate environment that has seen some funds shift into time deposit instruments. This shift to higher-costing deposit instruments will serve to increase the Company's funding costs. While deposit run-off has moderated recently as interest rates have risen, the Company expects competition for traditional retail deposits to continue to intensify. During 1993 and 1992 the Company experienced a shift out of longer-term time deposit instruments and into demand deposits.

The Company currently expects the interest rate environment in 1995 to be similar to that experienced in 1994, with interest margins continuing to experience some contraction and competition for traditional retail deposits to be significant. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

NONINTEREST INCOME
Noninterest income increased 11.0%, or $2,664,000, in 1994 to $26,888,000. This compares to a 17.8% increase in 1993. In 1993 much of the increase realized in noninterest income was volume related, arising from increased service charge income on deposit accounts, as INTRUST acquired a number of new deposit
relationships with the KSB&T merger.   While having the account
relationships acquired in mid-year 1993 in place for all of 1994 was the principal reason for the 4.9% increase in service charges on deposit accounts and the 7.3% increase in other service charges, fees and income, the Company's credit card business was the principal contributor to the overall increase in noninterest income.

Bankcard fees increased $1,470,000 or 38.7% over comparable 1993 amounts. The growth in this income statement line item in 1993
as compared to 1992 was 1.4%.    As noted last year, because of
uncertainties in the economy in 1992, the Company elected to temper the growth in its credit card portfolio for much of 1993 and to carefully review the credit quality of all new credit
card account relationships.   In the fourth quarter of 1993, the
Company put into place certain marketing programs that were designed to reverse the decline in credit card outstandings.
As mentioned above, average credit card outstandings increased 23% in 1994. This increase in volume resulted in increased fee income in both the cardholder and merchant portions of the
credit card business.   Increases in merchant and cardholder
interchange fees relate to purchase volume, while certain other cardholder fees are account-specific. During 1994, certain fees were earned as cardholders transferred balances from other issuers to their INTRUST accounts. These type fees on these specific accounts will not recur in 1995. The Company anticipates the credit card business will continue to be very competitive, as new pricing mechanisms continue to be introduced in the marketplace.

The Company's trust fee revenue is driven in large part by the performance of the equity markets. 1994 saw a reasonably lackluster performance in these markets, with the Dow Jones Industrials closing the year up 2.1%. Thus, the increase in 1994 trust fee revenue of $363,000 or 6.9% in 1994, was due principally to the establishment of new account relationships and the full-year impact of the former KSB&T trust customers. Trust fee revenue in 1993 increased 11.8% , or $554,000, over 1992 levels as trust results were impacted by the KSB&T merger and the new customer relationships that arose.

NONINTEREST EXPENSE
Noninterest expenses in 1994 increased $8,769,000, or 15.3% over 1993 levels. This follows increases of 21.6% and 8.6% in 1993 and 1992, respectively. The principal cause of the 1994 increase was incurring a full year of operational support of the assets acquired and liabilities assumed in the KSB&T merger. Other areas that resulted in increased expenses to the Company were increased promotional and marketing efforts in the credit card business, increased data processing costs, and increased intangibles amortization.

Salaries and employee benefits increased $2,139,000, or 8.1% in 1994, reflecting the employment by the merged bank of former KSB&T personnel for a full year in 1994. Employment levels generally remained flat in 1994 when compared to the prior year. At the end of 1994, the Company had a total staff (on a full-time equivalent basis) of 892, as compared to 861 and 733 at the end of 1993 and 1992, respectively. The increase in 1994 year-end staffing levels is attributable to the Company's acquisition of First Moore Bancshares, in December, 1994.
Total compensation costs were nominally impacted by the First Moore acquisition (less than $100,000) and also by certain severance costs paid to employees in conjunction with the Company's consolidation of its Kansas banking entities. Salary and employee benefit costs in 1994 represented 1.85% of average total assets, as compared to a 1993 percentage (excluding merger-related severance costs) of 1.89%. The comparable 1992 percentage was 1.82%.

Salaries and employee benefit costs increased $5,240,000, or 24.8% in 1993, as the financial statements reflected a full year's operation of a banking subsidiary acquired in late 1992, severance costs incurred in conjunction with the KSB&T merger, and the operation and support of the facilities and relationships acquired during that merger.

Net occupancy expenses increased $872,000, to $7,599,000 in 1994 after increasing $1,281,000 to $6,727,000 in 1993. The majority of the 1994 increase is attributable to depreciation recognized on fixed assets acquired during 1993 and 1994 (including the fixed assets acquired in the KSB&T merger). The Company has continued to invest in technology equipment and software during 1994. Approximately one-half of the 1993 increase in occupancy expense is attributable to the operation of facilities that were not included in the Company's operations in 1992. Certain investments were also made in technology equipment and software during 1993, resulting in increased depreciation and amortization.

Other noninterest expenses increased $5,758,000, or 23.7% from 1993 levels. The Company's decision to actively solicit new credit card customers resulted in a significant increase in advertising and promotional activities. This expense category increased $2,704,000 in 1994, as INTRUST engaged in national marketing of its credit card business. Data processing expenses increased $732,000, or 17.3% from 1993 levels. During 1994, the Company elected to make certain changes in its data processing activities and to change its existing data processing provider.
The Company believes increased efficiencies will result from the change in data processing platforms, but cost savings in data processing will probably not be evident until 1996, as the Company undertakes numerous conversion activities in 1995.
INTRUST's 1994 amortization of intangibles increased $551,000, reflecting a full year of amortization of the cost of net assets acquired in the KSB&T merger. Another factor contributing to the increase in other noninterest expenses were costs associated with the Company's securitization of credit card receivables.
The Company also saw increases in 1994 in postage and deposit insurance assessment costs, reflecting an increased customer base that was present for the entire year.

Other noninterest expenses increased $3,675,000 or 17.8%, from 1992 levels. While data processing and advertising and promotional costs played a large part in the 1993 increase, the increases in these expense categories were for different reasons than experienced in 1994. The $683,000 increase in data processing expense in 1993 resulted from increased account volumes realized after the KSB&T acquisition and additional data processing costs incurred in conjunction with the conversion of data processing systems during the acquisition. Advertising and promotional activities increased $1,089,000 from 1992 levels as additional amounts were expended on the Company's name change and acquisition of KSB&T.

Included in other noninterest expenses are the Company's payments to Systematics, Inc. and M&I Data Services for data processing services and to First Data Resources, Inc. for bankcard processing.

Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

CONCENTRATIONS OF CREDIT RISK
Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita MSA. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. A relatively stable economic environment was present in the region during 1994. The Company believes a similar climate will be present in 1995. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City area through the operations of its subsidiaries located in Oklahoma City, Oklahoma and Prairie Village, Kansas.

The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. Food service industry customers are the largest single class of borrowers. That risk is spread among a number of borrowers who are involved in a variety of types of food service in a number of geographic markets throughout the United States. Each loan is analyzed independently based upon the financial risk in that particular situation.

Consumer credit is comprised of credit card and installment loans, and represents the largest concentration of overall risk in the loan portfolio. The company experienced significant increases in this portion of its loan portfolio in 1994. In large part, installment receivables represent loans made to acquire automobiles and are secured by the automobile. Credit card receivables are represented by Mastercard and VISA customers, and are unsecured. The majority of consumer credit is extended in the service areas previously described, although the Company has broadened the geographic area that it is marketing its credit card products to. The Company's categories of consumer credit have performed better than national averages with respect to delinquencies and net charge-offs. The Company does not believe this category represents an excessive concentration of risk. The volume and risk in these loans is continuously evaluated and reflected in the allowance for loan losses.

During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).

OFF-BALANCE-SHEET RISK
Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar
types of  instruments.   However, the Company has entered into
two credit card securitization transactions. The securitization of credit card receivables allows the Company to free up capital for other uses and to more effectively manage its balance sheet. One floating rate transaction in the amount of $50,000,000 was consummated in December, 1994. A second fixed rate transaction, also for $50,000,000 was concluded in January, 1995. Neither the credit card receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company.

At December 31, 1994, the aggregate amount of commitments to extend credit outstanding was $230,190,000. Comparable amounts at December 31, 1993 and 1992 were $171,966,000 and
$135,631,000, respectively. At December 31, 1994, the aggregate amount of letters of credit outstanding was $29,573,000 compared to $24,220,000 at December 31, 1993 and $16,872,000 at
December 31, 1992.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party.

Letters of credit consist of two principal types: commercial and standby. Commercial letters of credit are generally issued to facilitate the flow of commercial transactions, generally to finance goods in transit. Standby letters of credit are used to ensure the performance of obligations in some future period. Letter of credit expirations generally do not run beyond one year from the date of issuance.

The issuance of letters of credit is governed by the same underwriting standards as are applicable in any other credit transaction. Some are secured, others are supported by the general credit standing of the obligor. Liabilities under letters of credit are evaluated on a continuing basis, as are all other loans in the credit review process.

INVESTMENT PORTFOLIO RISK
Analysis of the investment portfolio is included in Table 4, Investment Portfolio, and Table 5, Maturities and Yield Analysis. The Company has the ability, and management has the intent, to hold investment securities to maturity. The Company does not maintain a trading account or engage in trading activities. On occasion, maturities will be pre-funded. Pre-funding occurs within a short period prior to the maturity of the maturing obligations.

Management believes the average maturity of the Company's investment security portfolio to be shorter than peer group averages and that maintenance of a portfolio of this duration
substantially reduces interest rate risk.   The Company
maintains a conservative investment strategy and believes the diversification of the portfolio results in very little credit risk existing in the portfolio.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
The principal functions of asset/liability management are to provide adequate liquidity, maintaining a reasonable and prudent relationship between rate sensitive assets and liabilities and to continuously evaluate risks, including interest-rate risks. Adequate liquidity is described as "the ability of the Company to provide funds to appropriately meet normal loan extensions, and at the same time, meet deposit withdrawals." A variety of funding sources are available to the Company, including core deposit acquisition, Federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

The day-to-day liquidity needs of the Company are primarily met by the management of the Federal funds position. Adjustments in the Company's net Federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. INTRUST has contractual maturities of investment securities in the next year of $121,595,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. In addition, a significant portion of the loan portfolio is comprised of installment instruments that provide an additional source of liquidity through their normal run-off. As previously discussed in this analysis, the Company securitized and sold certain credit card receivables in December, 1994 and January, 1995. Proceeds from these transactions provide additional sources of liquidity.

A major component of the asset/liability management process is the focus on the control of interest rate exposure. Emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 1994, the Company's interest rate sensitivity based on contractual maturities. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure.

INTEREST RATE SENSITIVITY
December 31, 1994 				                1 to 90   91 to 180  181 to 365  1 to 2    Over
(Dollars in thousands)			              Days        Days       Days      Years   2 Years     Total
Interest-earning assets:
  Net Loans 					                     $622,013   	$37,165  	 $37,699  $ 57,880 $283,187   $1,037,944
  Investment Securities 			             41,550   	 24,174  	  55,871    91,845    63,339     276,779
  Federal funds sold 			                33,805   	      -  	       -         -         -      33,805
   Total interest-earning assets	     $697,368   	$61,339  	 $93,570  $149,725  $346,526  $1,348,528

Interest-bearing liabilities:
  Interest-bearing deposits		         $622,255   	$84,954  	 $90,542   $77,392  $132,582  $1,007,725
  Federal funds purchased 		            56,987   	      -  	       -         -         -      56,987
  Other borrowings				                  33,306 	        -  	     140       150    12,160      45,756
   Total interest-bearing
    liabilities 	                		   $712,548   	$84,954  	 $90,682  $ 77,542  $144,742  $1,110,468

Interest rate sensitivity       	 	   ($15,180)  ($23,615)   $ 2,888  $ 72,183  $201,784
Cumulative interest rate sensitivity  ($15,180)  ($38,795)  ($35,907) $ 36,276  $238,060
Cumulative interest rate sensitivity
 gap as a percentage of total asset     (1.00)%    (2.55)%    (2.36)%    2.39%    15.67%
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities 			               97.87%     95.14%     95.96%  103.76%   121.44%

The Company's ability to pay dividends on its common stock and interest on its capital notes is primarily dependent upon funds provided by dividends from the subsidiary banks. The payment of dividends by the subsidiaries is restricted only by regulation. At December 31, 1994, approximately $19,997,000 was available from the subsidiaries' retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the subsidiary banks combined with cash balances maintained by the parent company at December 31, 1994 provide the parent company with sufficient liquidity to meet its needs.

CAPITAL ADEQUACY
Capital strength is important to the success of INTRUST
Financial Corporation. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. At December 31, 1994, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At
December 31, 1994, the Company's total capital to risk-weighted assets was 11.3% and its Tier 1 capital to risk-weighted assets ratio was 9.2%. These ratios were 11.3% and 8.9%, respectively in 1993. While the Company's total year-end stockholders' equity has increased 10.4% from 1993 levels, there has not been much movement in the aforementioned capital ratios. This is caused by a shift in the composition of the balance sheet. At
December 31, 1993, the Company had 17.7% of its total assets invested in U.S. Government and Federal Agency securities, which carry risk weights of either 0% or 20%. In 1994, that percentage had declined to 14.2%, as INTRUST had shifted its investments into loans, which generally have a risk weight of 100%. In addition to the aforementioned regulatory requirements, each of the Company's Subsidiary Banks met all capital requirements required at the individual bank level.

One of the many components that must be considered in the computation of regulatory capital amounts is the realization of the deferred tax asset balance maintained by the Company. As can be seen in the accompanying financial statements, the Company's profitability over the last three years is sufficient to support the realization of the recorded deferred tax asset.

Dividends declared in 1994 were $5,915,000 ($2.50 per share). Dividends of $3,574,000 ($1.50 per share) and $4,783,000 ($2.00 per share) were declared in 1993 and 1992, respectively. The Company, over the last three years, has retained $38.1 million in net earnings, adding substantially to its strength and capital position.

FAIR VALUE OF FINANCIAL INSTRUMENTS
As discussed in the accompanying financial statements, the Company has disclosed estimated fair values for its financial instruments. As noted in the financial statements, no ready market exists for a significant portion of the Company's financial instruments, and a precise determination of the fair value of these instruments, in the absence of a ready market, cannot be made.

The estimated fair value (as computed) of its financial assets exceeded the book value of those assets by approximately $6.5 million. Such difference was $23.4 million in 1993. The year-over-year change is due to the increasing interest rate environment present in 1994. As interest rates rose during 1994, the fair value of the Company's interest-earning assets declined. The fair value of investment securities that had been purchased during a period of lower interest rates declined, as did loans which reprice at intervals that lag the actual 1994 interest rate movements. As previously noted, a significant portion (43.9%) of the Company's investment portfolio will mature during 1995. The fair value of loans exceeds their carrying value by $9,471,000 and represents a .91% premium over book value. As the fair value of loans is based on discounting scheduled cash flows, the premium is largely attributable to loans originated during a period when interest rates exceeded those presently being charged.

The estimated fair value of financial liabilities at December 31, 1994 exceeded their book value by $6.9 million. This difference was $13.4 million in 1993. The amount that the book value of time deposits exceeds fair value, of approximately $2.7 million, arises because certain time deposits were obtained during a period of lower interest rates, and as interest rates have risen, the scheduled cash flows of these instruments are less than the cash flows that would be anticipated at current market rates. The difference in the fair value and book value of the Company's convertible capital notes, of approximately $9.6 million, reflects the fact that the coupon on the debt is currently above market interest rates and that the common stock conversion price is significantly below the current market price of the Company's common stock.

INFLATION AND CHANGING PRICES
The impact of inflation on financial institutions differs from that exerted on other types of commercial enterprises. INTRUST Financial Corporation has a relatively small portion of its resources invested in capital or fixed assets. The majority of its assets are monetary in nature. For this reason, changes in interest rates are a primary factor in determining their value. Fluctuations in interest rates and efforts by the Federal Reserve Board to regulate money and credit conditions have a greater effect on the Company's profitability than do the effects of higher costs for goods and services.

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" is effective for fiscal years beginning after December 15, 1994. This Statement was amended in October, 1994 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." As amended, these Statements specify how the allowance for credit losses related to certain loans should be determined. The Statements do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In the Company's case, approximately 44% of the loan portfolio is not subject to the provisions of these Statements. While there may be certain procedural issues to be addressed by the Company relative to the recognition and measurement of impairment so as to comply with the provisions of these Statements, the relative quality of the loan portfolio and the loss coverage presently existing in the allowance for loan losses appear, in the Company's opinion, to indicate that adoption of Statements 114 and 118 will not have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" became effective for fiscal years beginning after December 15, 1993. The Statement prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. The Company has no trading securities. Securities not considered held to maturity securities or trading securities are classified as available for sale and reported at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholder's equity. As noted above, the Company has the positive intent and ability to hold to maturity its investment securities and has reported its investment securities at amortized cost in accordance with the provisions of Statement 115.

Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" was effective for fiscal years ending after December 15, 1994. The Statement prescribes the disclosure and reporting requirements for off-balance sheet derivative financial instruments such as futures, forwards, swaps, option contracts and other financial instruments with
similar characteristics.   The Company owned no off-balance
sheet derivative financial instruments at December 31, 1994.

CONSOLIDATED STATISTICAL INFORMATION
The following tables, charts and comments present selected financial information relating to INTRUST Financial Corporation in compliance with the statestical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations

AVERAGE BALANCE SHEET                                                                    (Table 1)
The daily average amounts by condensed categories for the past three years is presented below (Dollars in thousands):
Year Ended December 31                    ------1994------    ------1993-------  ------1992--------
                                          Average  Percent    Average  Percent   Average    Percent
                                          Balance of Total    Balance of Total   Balance   of Total
Assets:
Cash and Due from Banks		 	             $   82,525    5.4% 	$   78,681    5.8% $   60,976    5.3%
Taxable Investment Securities         		   257,270   16.7      248,620   18.4     235,688   20.3
Nontaxable Investment
  Securities 						                         61,427    4.0       73,711    5.5      88,234    7.6
Federal Funds Sold                          61,425    4.0       71,498    5.3      64,375    5.5
Securities Purchased under
  Agreements to Resell					                      0    0.0            0    0.0        2,317    0.2
Loans (net of allowance
  for loan losses)				 	                   993,521   64.5      814,469   60.4      662,806   57.1
Building and Equipment			 	                 31,446    2.0       23,219    1.7       19,079    1.6
Other 		                           					    52,891    3.4       39,247    2.9       27,568    2.4

Total 						                           	$1,540,505  100.0%  $1,349,445  100.0%  $1,161,043  100.0%

Liabilities and Stockholders' Equity:
Demand Deposits 				                   	$  268,184   17.4% 	$  231,985   17.2%   $ 166,064   14.3%
Savings and Interest-Bearing
  Demand Deposits 	                        542,468   35.2      475,198   35.2      360,815   31.1
Time Deposits 						                       487,759   31.7      441,555   32.7      456,217   39.3
Short-Term Borrowing 				                   63,631    4.1       56,096    4.2       56,421    4.9
Long-Term Debt 					                        36,495    2.4       24,787    1.8       12,784    1.1
Other Liabilities 					                     14,766    1.0       13,878    1.0       13,161    1.1
Stockholders' Equity                				   127,202    8.2      105,946    7.9       95,581    8.2

Total                            							$1,540,505  100.0% 	$1,349,445  100.0%  $1,161,043  100.0%

NET INTEREST-EARNINGS ANALYSIS 	 	 	 	 	  	                                      (Table 2)
The following table presents an analysis of the average yields on earning assets, average rates paid on interest bearing
liabilities, and the net interest differential for each of the past three years.  Loans on nonaccrual basis and overdrafts are included in the average loan amounts.
   The Net Yield on Interest-Earning Assets is net interest
income divided by average interest-earning assets.
Year Ended December 31    ----------1994--------  	-----------1993--------    -----------1992-------
                                           Yield                     Yield                     Yield
                         Average    Total    or     Average   Total    or     Average    Total   or
(Dollars in thousands)   Balance   Income   Rate    Balance  Income   Rate    Balance   Income  Rate
Taxable Investment
  Securities 		          $257,270  $11,639  4.52%   $248,620 $13,495  5.43%   $235,688 $17,383  7.38%
Nontaxable Invest-
  ment Securities*         61,427    4,299 10.52      73,711   5,604 11.44      88,234   6,820 11.39
Total Investment
  Securities*  	   	      318,697   15,938  5.68  	  322,331  19,099  6.80     323,922  24,203  8.47

Federal Funds Sold      		 61,425  	 2,315  3.77      71,498   2,233  3.12      64,375   2,248  3.49
Securities Puchased
  under Agreements
  to Resell                				 0     	 	0  0.00	      	   0       0  0.00       2,317      81  3.50
Net Loans              			993,521  	92,130  9.27     814,469  77,493  9.51     662,806  69,781 10.53
Total Interest-Earning
  Assets*  	        	  $1,373,643 $110,383  8.19% $1,208,298 $98,825  8.41% $1,053,420 $96,313  9.45%
* Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate for 1994 and
1993 and a 34 percent tax rate for 1992.

Year Ended December 31   -----------1994--------   -----------1993--------    -----------1992-------
                                           Yield                     Yield                     Yield
                         Average    Total    or     Average   Total    or     Average    Total   or
(Dollars in thousands)   Balance   Income   Rate    Balance  Income   Rate    Balance   Income  Rate
Savings and Interest-
  Bearing Demand
  Deposits 	             $542,468  $11,828  2.18%   $475,198 $11,062  2.33%   $360,815 $10,959  3.04%
Other Time Deposits      	487,759  	21,336  4.37     441,555  19,872  4.50     456,217  24,577  5.39
Total Deposits     	    1,030,227   33,164  3.22     916,753  30,934  3.37     817,032  35,536  4.35

Short-Term Debt    	       63,631    2,030  3.19      56,096   1,518  2.71      56,421   1,696  3.01
Long-Term Debt     	       36,495    3,073  8.42      24,787   1,801  7.27      12,784   1,136  8.89
Total Interest-Bearing
   Liabilities      	  $1,130,353  $38,267  3.39%   $997,636 $34,253  3.43%   $886,237 $38,368  4.33%
Net Differential    	    $243,290  $72,116          $210,662 $64,572          $167,183 $57,945
Net Yield on Interest-
   Earning Assets                 	 	 			   5.25%                     5.34%                     5.50%

CHANGE IN INTEREST INCOME AND INTEREST EXPENSE                                           (Table 3)
  Further insight into year-to-year changes in net interest
income may be gained by segregating the rate and volume
components of the increases in interest income and expense
associated with earning assets and interest-bearing liabilities.
  The following table presents this rate/volume analysis
comparing changes in net interest income from 1994 to 1993 and from 1993 to 1992.
  Net interest income increased in 1994 as a result of positive volume variances . The increase in 1994 due to volume changes is primarily because of an increase in net loans that exceeded
overall increases in interest-bearing liabilties.  Lower yields on net loans and other earning assets caused a decrease in rate changes for total interest-earning assets that exceeded lower rates on all deposits resulting in an unfavorable rate change for net interest income.
                               ----------1994 vs. 1993---------- -----------1993 vs. 1992-----------
                                         ---Due to Changes in---             ---Due to Changes in---
                              Increase                   Volume/ Increase                    Volume/
(Dollars in thousands)       (Decrease)  Volume   Rates   Rates (Decrease)   Volume   Rates   Rates
Taxable Investment
  Securities   	              $(1,856)  $   470 $(2,247) $  (79)  $(3,888)  $   954 $ (4,590) $  (252)
Nontaxable Investment
  Securities                   (1,305)     (934)   (445)     74    (1,216)   (1,122)    (112)      18
Total Investment
 Securities                    (3,161)     (464) (2,692)     (5)   (5,104)     (168)  (4,702)    (234)

Federal Funds Sold                 82      (314)    460     (64)      (15)      249     (238)     (26)

Securities Purchased
  Under Agreements
  to Resell                         0         0       0       0       (81)      (81)       0       (0)
Net Loans                      14,637    17,036  (1,967)   (432)    7,712    15,967   (6,718)  (1,537)
Total Interest-Earning
   Assets                     $11,558   $16,258 $(4,199)  $(501)  $ 2,512   $15,967 $(11,658) $(1,797)

Savings and Interest-Bearing
   Demand Deposits             $  766   $ 1,566 $  (700)  $(100)  $   103   $ 3,475 $ (2,560) $  (812)
Other Time Deposits             1,464     2,079    (557)    (58)   (4,705)     (790)  (4,045)     130
Total Deposits                  2,230     3,645  (1,257)   (158)   (4,602)    2,685   (6,605)    (682)

Short-Term Debt                   512       204     271      37      (178)      (10)    (169)       1
Long-Term Debt                  1,272       852     286     134       665     1,066     (207)    (194)
Total Interest-Bearing
        Liabilities             4,014     4,701    (700)     13    (4,115)    3,741   (6,981)    (875)

Net Interest Income            $7,544   $11,557 $(3,499)  $(514)  $ 6,627   $12,226 $ (4,677) $  (922)

INVESTMENT PORTFOLIO                                      (Table 4)
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):
                                          1994       1993       1992
U.S. Treasury Securities      	 	 		    $119,215   $139,496  $ 68,208
U.S. Agency Securities 	 	 	              97,172    130,346   163,240
State, County and Municipal Securities    54,973     63,971    81,228
Other Securities 	                         5,419      7,748     7,700
Total 	 	 	                             $276,779   $341,561  $320,376

 	Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.

MATURITIES AND YIELD ANALYSIS                                                             (Table 5)
The distribution of maturities and weighted average yields of investment securities at December 31, 1994 is as follows (Dollars in thousands):
                      Total      Within 1 Year     1-5 Years     5-10 Years  After 10 years  Average
                  Amount  Yield  Amount  Yield   Amount  Yield  Amount Yield  Amount Yield   Maturity
U.S. Treasury
Securities        $119,215  4.9% $ 69,414  4.5%  $ 49,801  5.5% $     -    -   $    -    -  11.1 mos.

U.S. Agency                                                                                 2 years,
Securities          97,172  5.4    41,624  4.8     43,450  5.4   10,446  6.8%   1,652  7.4%  3.8 mos.

State, County and
Municipal	                                                                                  3 years,
Securities*         54,973 11.1     7,733 11.3     30,955 11.5   13,481 10.0    2,804 10.5   2.8 mos.

                                                                                            5 years,
Other Securities     5,419  5.9     2,824  7.1         46 10.5        -    -    2,549  4.6   2.6 mos.

                                                                                            1 year,
Total             $276,779  6.3% $121,595  5.1%  $124,252  7.0% $23,927  8.6%  $7,005  7.6% 11.0 mos.

        *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

LOAN PORTFOLIO                                                                          (Table 6)
A breakdown of outstanding loans, by type, at year-end for the past five years is as follows (Dollars in thousands):
                 -----1994------- -----1993------ -----1992------  -----1991------   -----1990------
                          Percent         Percent         Percent          Percent          Percent
                 Amount  of Total Amount of Total  Amount ofTotal  Amount of Total  Amount of Total
Commercial,
 Financial and
 Agricultural  $  377,553   35.7% $389,513  39.9%  $295,392  39.1% $240,489   35.2% $232,761   35.8%
Real Estate-
 Construction      21,415    2.0    17,725    1.8    10,070   1.3    11,839    1.7    22,163    3.4
Real Estate-
 Mortgage         185,105   17.5   200,406   20.6   133,250  17.6   124,900   18.3   119,783   18.5
Installment       474,012   44.8   367,257   37.7   317,298  42.0   306,221   44.8   274,778   42.3
Total    	     $1,058,085  100.0% $974,901  100.0% $756,010 100.0% $683,449  100.0% $649,485  100.0%

MATURITIES AND SENSITIVITY TO INTEREST RATE CHANGES                                   (Table 7)
The maturity distribution of loans outstanding at December 31,
1994 (excluding Real Estate-Mortgage, and Installment) by type and sensitivity to interest rate changes is as follows (Dollars
in thousands):
                       -------------Due-------------- 	                  Loans Due After One Year
                       One Year  After 1 Year   After                       Within      After
                        or Less  thru 5 Years  5 Years                      5 Years    5 Years

Commercial, Financial                                     Fixed Rates       $ 36,840   $ 2,824
   and Agricultural    $244,494    $118,023    $15,036
Real Estate-                                              Floating or
   Construction           8,900       4,121      8,394     Adjustable Rate    85,304    20,606
Total                  $253,394    $122,144    $23,430     Total            $122,144   $23,430

	Note: Demand loans, past due loans and overdrafts are reported in "One Year or Less."

	Loans are renewed only after consideration of the borrower's creditworthiness at maturity, except for installment loans which are written on a fully amortized basis. Loans are not written on the basis of guaranteed renewals. Those loans which are renewed are generally renewed for similar terms at market interest rates.

RISK ELEMENTS                                                                           (Table 8)
Loans considered risk elements include those which are accounted for on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments, and those renegotiated to provide a reduction of interest or
principal which would not otherwise be considered except in
cases of deterioration in the financial position of the
borrower.  The following is a table of nonaccrual, past due and restructured loans at December 31 for each of the past five
years (Dollars in thousands):
                                     1994       1993       1992      1991       1990
Loan Categories
     Nonaccrual                     $2,843     $2,756     $3,001    $6,886     $5,776
     Past Due 90 days or more        3,074      2,053      1,654       985      2,120
     Restructured  	                   336        370      1,589       296        398
Total                               $6,253     $5,179     $6,244    $8,167     $8,294

     Gross interest income that would have been recorded in 1994 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $279,000. The amount of interest on those loans that was actually included in income for the period was $48,000.
     Loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial condition of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more unless the obligation is both well secured and in the process of collection. Any accrued but unpaid interest previously recorded on such loans is reversed against current period interest income.
     The classification of a loan as nonaccrual or reduced rate does not necessarily indicate that the ultimate collection of the loan principal and interest is doubtful. Interest income on nonaccrual loans is recognized only in the period when realized. At the same time, however, management recognizes the lower quality and above normal risk characteristics of these loans and, therefore, considers the potential risk of principal loss on loans included in this category in evaluating the adequacy of the allowance for loan losses.
     Management has identified additional problem loans in the portfolio which are not stated in Table 8. These loans are reviewed on a continuous basis and they comprise less than 0.7 percent of the loan portfolio. The Company has developed a credit risk rating system in which a high percentage of loans in each bank are evaluated by Credit Review staff.

SUMMARY OF LOAN LOSS EXPERIENCE                                                          (Table 9)
The table below presents, in summary form, for the past five years the year-end and average loans outstanding; the changes in the allowance for loan losses, with loans charged off and
recoveries on loans previously charged off by loan category; the ratio of net  charge-offs to average loans; and the ratio of the allowance for losses to year-end loans outstanding (Dollars in thousands):
                                             1994       1993     1992      1991      1990
Amount of loans at year-end                $1,058,085  $974,901 $756,010  $683,449  $649,485

Average loans outstanding                  $1,013,831  $834,412 $678,398  $646,201  $538,579

Beginning balance of allowance
   for loan losses                            $21,793   $16,099  $13,767   $10,637    $8,892
Allowance of banks acquired                       164     3,579      685         0     1,380
Loans charged-off:
   Commercial, Financial and Agricultural         845       211    3,241     1,547     3,259
   Real Estate-Construction                         0        50       50       530         0
   Real Estate-Mortgage                           248        56      455       897       403
   Installment                                  6,441     5,362    6,290     6,524     4,472
Total loans charged off 	                       7,534     5,679   10,036     9,498     8,134

Recoveries on charge-offs:
   Commercial, Financial and Agricultural       1,261     1,031    1,680       434       675
   Real Estate-Construction                         0         0        0       499         0
   Real Estate-Mortgage                           134       175      202       204        38
   Installment                                  1,106       992      895       691       515
Total recoveries                                2,501     2,198    2,777     1,828     1,228

Net loans charged off                           5,033     3,481    7,259     7,670     6,906

Provision charged to expense                    2,962     5,596    8,906    10,800     7,271
Ending balance of allowance
  for loan losses                             $19,886   $21,793  $16,099   $13,767   $10,637

Net charge-offs/average loans                   0.50%     0.42%    1.07%     1.19%     1.28%

Allowance for loan losses/loans
  at year-end                                   1.88%     2.24%    2.13%     2.01%     1.64%
A breakdown of the allowance for loan losses, at the end of the past five years, is presented below (Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to        1994      1993     1992      1991      1990
   Commercial, Financial and Agricultural    $ 6,694   $ 8,638  $ 4,911   $ 4,513   $ 4,778
   Real Estate-Construction                      339       271      491        53         7
   Real Estate-Mortgage                        4,104     4,680    2,973     1,704     2,089
   Installment                                 8,749     8,204    7,724     7,497     3,763
Ending balance of allowance
   for loan losses                           $19,886   $21,793  $16,099   $13,767   $10,637

Percent of loans in each category
   to total loans                             1994       1993    1992      1991      1990
   Commercial, Financial and Agricultural     35.7%      39.9%   39.1%     35.2%     35.8%
   Real Estate-Construction                    2.0        1.8     1.3       1.7       3.4
   Real Estate-Mortgage                       17.5       20.6    17.6      18.3      18.5
   Installment                                44.8       37.7    42.0      44.8      42.3
Total                                        100.0%     100.0%  100.0%    100.0%    100.0%

   The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $19,886,000 adequate to cover losses inherent in loans outstanding at December 31, 1994. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Installment loan charge-offs constitute a significant portion of total charge-offs. Installment loans include credit cards, automobile and mobile home loans, residential repair and modernization loans and other consumer related installment and revolving credit loans. A substantial portion of the loss has occurred in the credit card portfolio. Management believes that its credit card losses are below those experienced by other credit card issuers as a whole. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators and the Company's independent certified public accountants.

DEPOSITS 	                                                                         (Table 10)
A breakdown of average deposits by type for the past three years is as follows
(Dollars in thousands):

Year Ended December 31      -------1994--------    -------1993--------     -------1992--------
                            Average    Average      Average   Average      Average    Average
                            Balance   Rate Paid     Balance  Rate Paid     Balance   Rate Paid
Demand Deposits           $  268,184        -     $  231,985        -      $166,064         -
Interest-Bearing Demand      455,410     2.30%       385,153     2.31%      302,758      3.04%
Savings Deposits              87,058     2.17         90,045     2.40        58,057      3.04
Time Deposits                487,759     4.37        441,555     4.50       456,217      5.39
     Total                $1,298,411              $1,148,738               $983,096

TIME DEPOSITS                                             (Table 11)
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end
(Dollars in thousands):

At December 31                                 	 	 	 					      1994
Time deposits in amounts of $100,000 or more maturing in:
     3 months or less 				 			                                	$49,823
     Over 3 months through 6 months 	 	 			                     16,611
     Over 6 months through 12 months 	 	 			                    27,391
     Over 12 months 	 	 	 	 				                                24,108
Total 	 	 	 	 						                                          $117,933

RETURN ON EQUITY AND ASSETS                               (Table 12)
The following table presents a three year history of certain operating ratios:

Year Ended December 31                        1994     1993    1992
Return on Average Assets                       1.23     1.31    1.51
Return on Average Equity                      14.91    16.64   18.32
Dividend Payout Ratio                         31.25    20.27   27.36
Average Equity to Average Assets Ratio         8.26     7.85    8.23

SHORT-TERM BORROWINGS                                     (Table 13)
Information for each category of short-term borrowings for which the average balance outstanding for the period was at least 30 percent of stockholders' equity at the end of the period is presented below (Dollars in thousands):

Year Ended December 31                        1994     1993    1992
Federal Funds Purchased:
     Ending Balance                         $17,685  $27,835 $43,130
     Ending Balance Rate                      4.67%    2.70%   2.71%
     Largest Month-End Balance              $64,605  $34,120 $52,445
     Average Balance                        $30,667  $25,401 $36,323
     Average Interest Rate                    3.53%    2.72%   3.16%

	Federal funds purchased transactions are borrowings of immediately available bank funds, for one business day, at a specified interest rate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTRUST FINANCIAL CORPORATION
Consolidated  Balance Sheets
December 31, 1994 and 1993
(Dollars in thousands)

Assets                                                             1994         1993
Cash and cash equivalents:
   Cash and due from banks                                     $   81,084   $   74,722
   Federal funds sold and securities purchased under
    agreements to resell                                           33,805       71,725
       Total cash and cash equivalents                            114,889      146,447
Investment securities:
   U.S. Government and Federal agencies
     (market value, $211,783 for 1994 and $271,200 for 1993)      216,387      269,842
   State and political subdivisions
    (market value, $56,646 for 1994 and $68,843 for 1993)          54,973       63,971
   Other
     (market value, $5,401 for 1994 and $7,937 for 1993)            5,419        7,748
        Total investment securities                               276,779      341,561

Loans                                                           1,058,085      974,901
   Less:
     Unearned discount                                                255          299
     Allowance for loan losses                                     19,886       21,793
        Net loans                                               1,037,944      952,809
Land, buildings and equipment                                      31,994       30,032
Accrued interest receivable                                        10,372       10,600
Other assets                                                       47,139       42,419
        Total assets                                           $1,519,117   $1,523,868

Liabilities and Stockholders' Equity                              1994         1993
Liabilities:
   Deposits:
     Demand                                                    $  268,351   $  270,457
     Savings and interest-bearing demand                          494,448      541,071
     Time                                                         513,277      471,756
        Total deposits                                          1,276,076    1,283,284

   Short-term borrowings:
     Federal funds purchased and securities sold  under
       agreements to repurchase                                    56,987       64,315
     Other                                                         10,806       11,739
        Total short-term borrowings                                67,793       76,054

   Accounts payable and accrued liabilities                        12,708       11,421
   Notes payable                                                   22,950       25,580
   Convertible capital notes                                       12,000       12,000
        Total liabilities                                       1,391,527    1,408,339
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued                           12,000       12,000
   Capital surplus                                                 12,000       12,000
   Retained earnings                                              105,366       92,312
   Treasury stock, at cost (37,780 shares in 1994 and
     18,640 shares in 1993)                                        (1,776)        (783)
        Total stockholders' equity                                127,590      115,529
Commitments and contingencies (notes 12 and 15)
        Total liabilities and stockholders' equity             $1,519,117   $1,523,868

See accompanying notes to consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands except per share data)

                                                              1994       1993       1992
Interest income:
   Interest on loans                                        $92,130    $77,493    $69,758
   Interest on investment securities:
     Taxable                                                 11,639     13,495     17,383
     Nontaxable                                               4,299      5,604      6,820
  Interest on Federal funds sold and securities
    purchased under agreements to resell                      2,314      2,233      2,329
   Other interest income                                          1          -         23
        Total interest income                               110,383     98,825     96,313

Interest expense:
   Interest on deposits:
     Savings and interest-bearing demand                     11,828     11,062     10,959
     Time                                                    21,336     19,872     24,577
   Interest on Federal funds purchased and
     securities sold under agreements to repurchase           2,030      1,272      1,399
   Interest on convertible capital notes                      1,080      1,080      1,080
   Interest on notes payable 	                                1,993        967        353
        Total interest expense                               38,267     34,253     38,368

        Net interest income                                  72,116     64,572     57,945

Provision for loan losses                                     2,962      5,596      8,906

        Net interest income after provision for
          loan losses                                        69,154     58,976     49,039

Other income:
   Service charges on deposit accounts                        9,137      8,712      6,566
   Trust department fees                                      5,604      5,241      4,687
   Bankcard fees                                              5,269      3,799      3,747
   Securities gains                                               -         60         56
   Other service charges, fees and income                     6,878      6,412      5,509
        Total other income                                   26,888     24,224     20,565

Other expenses:
   Salaries and employee benefits                            28,500     26,361     21,121
   Net occupancy and equipment expense                        7,599      6,727      5,446
   Other                                                     30,090     24,332     20,657
        Total other expenses                                 66,189     57,420     47,224

        Income before provision for income taxes             29,853     25,780     22,380

Provision for income taxes                                   10,884      8,154      6,546

        Income before cumulative effect of
          accounting change                                  18,969     17,626     15,834

Cumulative effect of accounting change                            -          -      1,679

        Net income                                          $18,969    $17,626     17,513

Per share data - assuming no dilution:
        Income before cumulative effect of
          accounting change                                   $8.00      $7.40      $6.61

        Cumulative effect of accounting change                    -          -        .70
        Net income                                            $8.00      $7.40      $7.31

Per share data - assuming full dilution:
        Income before cumulative effect of
          accounting change                                   $7.10      $6.59      $5.92
        Cumulative effect of accounting change                    -          -        .60
        Net income                                            $7.10      $6.59      $6.52

See accompanying notes to consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands except per share data)
                                                                                  Total
                                      Common   Capital  Retained   Treasury   Stockholders'
                                       Stock   Surplus  Earnings    Stock        Equity
Balances, December 31, 1991           $12,000  $12,000   $65,530   $   (60)     $ 89,470
     Net income                          ----     ----    17,513      ----        17,513
     Cash dividends ($2.00 per share)    ----     ----    (4,783)     ----        (4,783)
     Purchase of treasury stock          ----     ----      ----      (588)         (588)
     Sale of treasury                    ----     ----      ----         4             4

Balances, December 31, 1992           $12,000  $12,000   $78,260   $  (644)     $101,616
     Net income                          ----     ----    17,626      ----        17,626
     Cash dividends ($1.50 per share)    ----     ----    (3,574)     ----        (3,574)
     Purchase of treasury stock          ----     ----      ----      (139)         (139)

Balances, December 31, 1993           $12,000  $12,000   $92,312   $  (783)     $115,529
     Net income                          ----     ----    18,969      ----        18,969
     Cash dividends ($2.50 per share)    ----     ----    (5,915)     ----        (5,915)
     Purchase of treasury stock          ----     ----      ----      (993)         (993)

Balances, December 31, 1994           $12,000  $12,000  $105,366   $(1,776)     $127,590

See accompanying notes to consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 1994, 1993, and 1992
(Dollars in thousands)
                                                               1994     1993      1992
Cash provided  (absorbed) by operating activities:
 Net Income                                                  $18,969  $ 17,626  $ 17,513
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                   2,962     5,596     8,906
   Provision for depreciation and amortization                 6,228     4,827     3,803
   Amortization of premium and accretion of discount
     on investment securities                                  2,179     2,750       616
   Changes in assets and liabilities, net of effect
     from purchase of acquired entity:
    Prepaid expenses and other assets                         (3,656)      237      (773)
    Income taxes                                                 218    (3,043)   (2,448)
    Interest receivable                                          560     1,808     2,207
    Interest payable                                             549      (595)   (1,083)
    Other liabilities                                            528       650      (548)
    Other                                                        (76)     (191)     (197)
     Net cash provided by operating activities                28,461    29,665    27,996
Cash provided  (absorbed) by investing activities:
   Purchase of banks, net of cash and cash
     equivalents acquired                                      3,073    (3,642)    9,505
   Purchase of investment securities                         (36,780)  (96,371) (110,920)
   Investment securities matured or called                   122,787   178,677   130,982
   Proceeds from sale of investment securites                     --       177        31
   Net increase in loans                                     (77,638)  (39,966)  (49,434)
   Purchases of land, buildings and equipment                 (4,640)   (6,065)   (3,319)
   Proceeds from sales of equipment                              102        93        43
   Proceeds from sales of other real estate and
     repossessions                                             3,311     3,075     2,337
   Other                                                        (661)     (583)     (118)
     Net cash provided (absorbed) by investing activities:     9,554    35,395   (20,893)

Cash provided  (absorbed) by financing activities:
   Net decrease in deposits                                  (51,774)  (89,991)  (20,874)
   Net increase (decrease) in short-term borrowings           (8,261)    7,944   (13,011)
   Payments on notes payable                                  (2,630)     (120)     (115)
   Proceeds from notes payable                                    --    25,000        --
   Cash dividends                                             (5,915)   (3,574)   (4,783)
   Purchase of treasury stock                                   (993)     (139)     (584)
     Net cash absorbed by financing activities               (69,573)  (60,880)  (39,367)

       Increase (decrease) in cash and cash equivalents      (31,558)    4,180   (32,264)

Cash and cash equivalents at beginning of year               146,447   142,267    174,531

Cash and cash equivalents at end of year                    $114,889  $146,447   $142,267

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 1994, 1993, and 1992
Dollars in thousands except per share data

1) Summary of Significant Accounting Policies
   The accounting and reporting policies of INTRUST Financial
Corporation conform with generally accepted accounting principles and general practices within the banking industry.
The following is a description of the more significant policies:

   a) Principles of Consolidation - The consolidated financial statements include the accounts of INTRUST Financial Corporation (Company) and its wholly-owned subsidiaries, INTRUST Bank, N.A.; INTRUST Bank, El Dorado, N.A.; INTRUST Bank, Haysville, N.A.; INTRUST Bank, Johnson County, N.A.; INTRUST Bank, Valley Center; Will Rogers Bank; The First Bank and First Moore Insurance Agency Inc. (the subsidiaries). Intercompany accounts and transactions have been eliminated in consolidation.

   b) Investment Securities - Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, as the Company has the ability and intent to hold the securities to maturity. Gains and losses on investment securities are determined based upon the specific identification of the securities sold.
   Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" became effective for fiscal years beginning after December 15, 1993. The Statement prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. The Company has no trading securities. Securities not considered held to maturity securities or trading securities are classified as available for sale and reported at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholders' equity. The Company has the positive intent and ability to hold to maturity its investment securities and has reported its investment securities at amortized cost in accordance with the provisions of Statement 115.

   c) Loans - Certain loans are made on a discount basis. The unearned discount applicable to such loans is taken into income on scheduled payment dates by use of the straight-line method. Income so recognized does not differ materially from income which would be recognized under the interest method of accounting.
  Loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more unless the obligation is both well secured and in the process of collection. Any accrued but unpaid interest previously recorded on such loans is reversed against current period interest income.
   Accrual of interest on loans is discontinued when, in management's judgment, the borrower is unable to meet present payment terms.

   d) Provision for Loan Losses - The provision for loan losses is the amount required to maintain the allowance for loan losses at a level adequate to provide for potential loan losses. The balance in the allowance for loan losses is based on management's analysis of the loan portfolio, prior bank experience, economic conditions and such other factors which, in management's opinion, require consideration. Management believes that the allowance for loan losses is adequate.
   While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. The subsidiary banks are subject to the regulations of certain Federal agencies and undergo periodic examinations by those regulatory authorities. As an integral part of those examinations, the various regulatory agencies periodically review the subsidiary banks' allowances for loan losses. Such agencies may require the subsidiary banks to recognize changes to the allowances based on their judgments about information available to them at the time of their examination.

   e) Land, Buildings and Equipment - Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line or declining balance method depending upon the type of asset and year of acquisition. The following useful lives have been established:

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   f) Goodwill - The excess of cost over fair value of net assets acquired, which is included in other assets, is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship.

   g) Income Taxes - The Company and its subsidiaries file a consolidated Federal income tax return on an accrual basis. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of income.
   Under Statement 109, deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   h) Net Income Per Share - assuming no dilution is computed based upon the weighted average number of shares outstanding (2,371,377 in 1994, 2,381,859 in 1993 and 2,395,694 in 1992).
Net income per share---assuming full dilution is computed based upon the assumption that the 9% convertible subordinated capital notes (note 9) had been converted into common stock (400,000 shares) as of the beginning of each respective period presented with related adjustments to interest and income tax expense.

   i) Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and securities purchased under agreements to resell. Generally, Federal funds are purchased and sold for one-day periods and securities purchased under agreements to resell mature within 90 days. During 1994, 1993 and 1992, the following amounts of cash were paid for interest and income taxes:

                        1994   	 1993    	1992
Interest 	            $37,719 	$34,848 	$39,451
Income taxes  	        10,666 	 11,185 	  7,286

Noncash investing and financing activities included the following for the years ended December 31, 1994, 1993, and 1992:

                                            1994      1993    1992
Acquistions (note 2):
   Assets acquired 	                       $42,619  $318,522 $51,111
   Liabilities assumed                      45,692   314,880  60,616
     Assets net of liabilities acquired     (3,073)    3,642  (9,505)
Loans transferred to other assets            1,372     1,856   2,280
Sale of other real estate owned financed
 by the Company                                335       209     325

2) Acquisitions

   As of the close of business on November 30, 1994, the Company purchased First Moore Bancshares, Inc., parent company of The First Bank, a financial institution located in Moore, Oklahoma and First Moore Insurance Agency, Inc. a credit life insurance agency, also located at The First Bank in Moore, Oklahoma.
Terms of the acquisition provided for a purchase price of $6,399. The acquisition was accounted for by the purchase method of accounting and, accordingly, the operations of The First Bank and First Moore Insurance Agency, Inc. have been included in the accompanying financial statements subsequent to the date of acquisition. The excess of cost over fair value of net assets acquired arising from this transaction is amortized using the straight-line method over a 15-year period. The effect on results of operations for 1993 and 1992, had the acquisition occurred at the beginning of these years, is not material.
   On July 9, 1993, INTRUST Bank, N.A. purchased all outstanding common stock of Kansas State Bank and Trust Company (KSB&T) for cash consideration of $36 million. KSB&T was immediately merged with and into INTRUST Bank, N.A. The transaction has been accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded at their fair value at acquisition date and the operating results of this acquisition are included in the Company's consolidated income statement from the date of acquisition. Excess of cost over fair value of net assets acquired arising from this transaction is amortized using the straight-line method over a 15-year period.
   Summarized below are the unaudited consolidated results of operation of the Company and KSB&T on a pro forma basis as though the merger transaction had been consummated as of the beginning of 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the dates indicated or that may result in the future:

(unaudited)                                      	 1993    	 1992
Interest and other income                        $136,455  $146,496
Income before cumulative effect of
 accounting change                                 18,401    16,829
Net income                                         18,401    18,508
Net income per common share:
   Income before cumulative effect of
     accounting change                           $   7.73   $  7.02
Net income                                           7.73      7.73

   On November 18, 1992, the Company purchased WRB Bancshares, Inc., parent company of Will Rogers Bank, a financial institution located in Oklahoma City, Oklahoma. Terms of the acquisition provided for a purchase price of $5,236. The acquisition was accounted for by the purchase method of accounting and, accordingly, the operations of Will Rogers Bank have been included in the accompanying financial statements subsequent to the date of acquisition. The amount, after noncurrent assets were reduced to zero, by which net assets exceeded the purchase price is amortized using the straight-line method over five years. The effect on results of operations for 1992, had the acquisition occurred at the beginning of the year, is not material.

3) Investment Securities

   The amortized cost and estimated market values of investment securities are as follows at December 31, 1994:

                                        Gross     Gross     Estimated
                         Amortized   Unrealized Unrealized   Market
                            Cost        Gains     Losses      Value
U.S. Government and
 Federal Agencies         $216,387     $    88     $4,692    $211,783
Obligations of state and
 political subdivisions     54,973       1,805        132      56,646
Other                        5,419          15         33       5,401
     Total                $276,779      $1,908     $4,857    $273,830

   The amortized cost and estimated market value of investment securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Estimated
                                                  Amortized  Market
                                                    Cost      Value
Due in one year or less                            $121,595  $120,550
Due after one year through five years  	            124,252   122,526
Due after five years through ten years               23,927    23,745
Due after ten years                                   7,005     7,009
   Total 	                                         $276,779  $273,830

   The amortized cost and estimated market values of investment securities are as follows at December 31, 1993:

                                        Gross     Gross     Estimated
                         Amortized   Unrealized Unrealized   Market
                            Cost        Gains     Losses      Value
U.S. Government and
 Federal Agencies         $269,842      $1,679      $321     $271,200
Obligations of state and
 political subdivisions     63,971       4,889        17       68,843
Other                        7,748         189       ---        7,937
   Total                  $341,561      $6,757      $338     $347,980

   Proceeds from sales of investment securities during 1994, 1993, and 1992 were $0, $177, and $31, respectively. No significant gains or losses were realized on these sales.
   Investment securities with a book value of $194,247 and $166,855 at December 31, 1994 and 1993, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.

4) Loans

   The composition of the loan portfolio at December 31, is as follows:

                                              1994          1993
Commercial, financial and agricultural 	  $  377,553      $389,513
Real estate-construction                      21,415        17,725
Real estate-mortgage                         185,105       200,406
Installment, including bankcard              474,012       367,257
   Total                                  $1,058,085      $974,901

   Certain directors of the Company or related parties of these directors had loans from the subsidiaries aggregating $27,025 and $26,902 at December 31, 1994 and 1993, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.
   Transactions involving loans to directors or related parties of these directors were as follows:

Loans at December 31, 1993                                  $26,902
Additions                                                    35,437
Repayments                                                  (35,314)
   Loans at December 31, 1994                               $27,025

Nonaccrual, past due and restructured loans at December 31, are as follows:
                                               1994          1993
Nonaccrual                                    $2,843        $2,756
Past due 90 days or more                       3,074         2,053
Restructured  	                                  336           370
   Total 	                                    $6,253        $5,179

   Restructured loans include those loans which have been renegotiated to provide a reduction of interest or principal which would not otherwise be considered except in cases of deterioration in the financial position of the borrower.
   Gross interest income that would have been recorded in 1994, 1993, and 1992 on nonaccrual and restructured loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $279, $214 and $263, respectively. The amount of interest on those loans that was actually included in income for the years ended December 31, 1994, 1993 and 1992 was $48, $80 and $119, respectively.

5)  Allowance for Loan Losses

   Transactions in the allowance for loan losses were as follows:

                                         1994      1993     1992
Balance at beginning of year            $21,793   $16,099  $13,767
Provision charged to expense              2,962     5,596    8,906
Allowance of banks acquired                 164     3,579      685
Loans charged off                        (7,534)   (5,679) (10,036)
Recoveries on loans previously
 charged off                              2,501     2,198    2,777
   Balance at end of year               $19,886   $21,793  $16,099

6) Land, Buildings and Equipment

   A summary of land, buildings and equipment is as follows:

                                                    	December 31,
                                                     1994     1993
Land                                              $  5,081  $ 4,819
Buildings and improvements                          32,425   29,832
Furniture, fixtures and equipment                   21,327   18,213
                                                    58,833   52,864
Less accumulated depreciation                       26,839   22,832
   Total                                           $31,994  $30,032

7) Time Deposits

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 1994 and 1993 were $117,933 and $98,745, respectively. Interest expense on this classification of time deposits for the years ended December 31, 1994, 1993 and 1992 totaled $4,548, $4,007 and $5,658, respectively.

8) Short-Term Borrowings and Notes Payable

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 1994, 1993 and 1992 was $75,923, $76,054 and $74,362, respectively. For the years ended December 31, 1994, 1993 and 1992, the weighted average interest rate on these borrowings was 3.2%, 2.7% and 3.0%, respectively, on average balances outstanding of $63,631, $56,096 and $56,421, respectively.
   Notes payable at December 31, 1994 consist of a term loan to another financial institution with an unpaid principal balance of $22,500 and industrial revenue bonds with an unpaid principal balance of $450. The term loan carries a floating rate of interest (payable quarterly) and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The Company may, at its option, fix the interest rate and term. Should the term and interest rate be fixed, the rate on the indebtedness will be computed based on a premium to the rate of interest on a U.S. Treasury obligation of a similar term.
The indebtedness is secured by the outstanding common stock of one of the Company's subsidiaries. At December 31, 1994 the interest rate on the term loan was 8.00%.
   The industrial revenue bonds are payable in annual installments through October 1997 and are guaranteed by a subsidiary of the Company.
   The Company has a $10,000 line of credit agreement with the financial institution that has issued the term loan. At December 31, 1994 there were no outstanding borrowings under this credit facility.

9) Convertible Capital Notes

   The convertible subordinated capital notes (the notes) bear interest at 9%. The notes are convertible, at the note holder's option, into the Company's common stock at a conversion price of $30 per share. The principal amount of the notes matures on December 22, 1999 and may be redeemed, at the option of the Company, at any time at a redemption price which declines from 101% in 1994 to 100% in 1995. At maturity, to the extent that the notes have not been previously retired through redemption or conversion, the principal amount of the notes will be repaid either in cash, if the note holder so elects, but only to the extent the Company has qualified funds (as defined) to do so or by exchange for the Company's common stock based upon the market value (as defined) of the Company's common stock at the maturity date of the notes.
   At December 31, 1994, 400,000 shares of the Company's unissued common stock were reserved for conversion of the convertible capital notes.

10) Employees' Retirement Plans

   One of the subsidiaries has two employee retirement plans covering substantially all full-time employees who meet eligibility requirements as to age and tenure. Both plans provide retirement benefits which are a function of both the years of service and the highest level of compensation during any consecutive five-year period during the ten-year period preceding retirement. The Company's funding policy is to fund the amount necessary to meet the minimum funding requirements set forth by ERISA, plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Plan assets are invested primarily in U.S. Government and Federal agency securities, corporate obligations and listed stocks. Pension expense for 1994, 1993, and 1992 was $366, $402 and $218, respectively.
   The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements.

                                                       December31,
                                                       1994   1993
Actuarial present value of benefit obligations:
   Accumulated benefit obligation:
     Vested                                          $5,181  $5,146
     Non-vested                                         237     359
        Total                                        $5,418  $5,505
Projected benefit obligation                         $7,230  $7,197
Plan assets at fair value                            (6,953) (7,029)
Plan assets less than projected benefit obligation     (277)   (168)
Unrecognized net transition asset being amortized
 over 15 years                                         (666)   (761)
Unrecognized net loss                                 1,398   1,069
Prepaid pension cost                                $   455  $  140

   Pension expense is comprised of the following:

                                                1994  	 1993   1992
Service cost---benefits earned during the year  $524    $477   $464
Interest cost on projected benefit obligation    460     394    335
Return on plan assets                           (566)   (499)  (467)
Net amortization and deferral                    (52)   (114)  (114)
Net loss from settlement                         ---     144    ---
       Total                                    $366    $402   $218

   The weighted average discount rate used was 7.00% in 1994 and 1993, and 7.75% in 1992. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.
   During 1993, the Company recognized $144 in pension expense arising from an early retirement program that was offered to employees that met certain eligibility requirements as to age.
   Effective January 1, 1995, the two employee retirement plans were combined into a single plan. The Company anticipates no financial impact arising from this action.
   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. At December 31, 1994 and 1993, $3,487 and $3,299 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Expense recognized in 1994, 1993 and 1992 was $535, $510, and $471, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements on income.

11) Income Taxes

   The provision for income taxes includes the following
components:
                                      1994       1993      1992
Current:
   Federal                          $ 7,685     $8,031    $5,907
   State                              2,066      1,950     1,613
                                      9,751      9,981     7,520
Deferred:
   Federal                              988     (1,592)     (822)
   State                                145       (235)     (152)
                                      1,133     (1,827)     (974)
     Total                          $10,884     $8,154    $6,546

   The provision for income taxes noted above produced effective income tax rates of 36.5%, 31.6% and 29.2% for the years ended
December 31, 1994, 1993 and 1992, respectively. The reconciliations of these effective income tax rates to the Federal statutory rates are shown below:

                                               1994    1993  1992
Total income tax as reported                   36.5%   31.6% 29.2%
Tax exempt income                               4.8     7.3   9.7
Amortization of excess purchase price over
   net assets acquired                         (1.6)   (1.1)  (.6)
State income tax, net of Federal income
 tax benefit                                   (4.8)   (4.4) (4.2)
Effect of 1% increase in Federal income
 tax rate                                       ---     1.2   ---
Other                                            .1      .4   (.1)
     Federal statutory rate                    35.0%   35.0% 34.0%

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1993 are presented below:

                                                       1994    1993
Deferred tax assets:
   Allowance for loan losses                          $6,859  $7,430
   Buildings and equipment                             2,881   3,047
   Other real estate owned                               411     877
   Deferred compensation                               1,329   1,254
   Net operating loss carryforwards                    2,132   1,080
   Investment securities                                 598     ---
   Deposits                                            2,136   2,204
   Other                                                 540     230
    Total gross deferred tax assets                   16,886  16,122
   Less valuation allowances                           1,836   1,080
    Deferred tax assets, net of valuation allowances  15,050  15,042

Deferred tax liabilities:
   Pension                                              (178)   (107)
   Prepaid deposit insurance                            (527)    ---
   Investment securities                                 ---    (558)
   Core deposit premium                                 (186)   (286)
   Loans                                                (292)   (371)
   Other                                                (264)   (122)
    Total gross deferred tax liabilities              (1,447) (1,444)
    Net deferred tax assets                          $13,603 $13,598

    As discussed in note 1(g), the Company adopted Statement 109 as of January 1, 1992. The cumulative effect of this change in accounting for income taxes of $1,679 was determined as of January 1, 1992 and is reported separately in the consolidated statement of income for the year ended December 31, 1992.
   At December 31, 1994 and 1993, current income taxes payable of $818 and $1,806, respectively, were included in accounts payable and accrued liabilities. The net deferred tax assets noted above were included in other assets.
   At December 31, 1994, the Company had net operating loss deductions available to carryforward of approximately $24,837 for state purposes which expire in varying amounts from 1997 through 2005 and $986 for federal purposes which expire from 2003 through 2009.
   The valuation allowance at December 31, 1994, and increase of $756 for the year then ended, is attributable to net operating loss carryforwards for state tax purposes.

12) Contingent Liabilities and Cash Restrictions

   At December 31, 1994, the subsidiaries were required to have $15,049 held as reserves with the Federal Reserve Bank.
   The Company or its subsidiaries are involved in certain claims and suits arising in the ordinary course of business. In the opinion of management, potential liabilities arising from these claims, if any, would not have a significant effect on the Company's consolidated financial statements.

13) Stockholders' Equity

Dividend Restriction
   The equity in undistributed earnings of the subsidiaries at December 31, 1994 was $75,458. The Company's ability to pay dividends on its common stock and interest on its indebtedness is primarily dependent upon funds provided by dividends from the subsidiaries. The payment of dividends by the subsidiaries is restricted only by regulatory authority. At December 31, 1994, approximately $19,997 was available from the subsidiaries' retained earnings for distribution as dividends to the Company in 1995 without regulatory approval.

Stock Option Plan
   During 1990, the Company adopted a stock option plan that provides for the issuance of 120,000 shares of the Company's common stock. Terms of the plan provide that the exercise price of the options cannot be less than the fair market value of the Company's common stock at date of grant and that the maximum option term cannot exceed ten years.
   At December 31, 1994 no options had been granted under the plan.

14) Business and Credit Concentrations

   The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and bankcard loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas: however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 45% of the Company's total loan portfolio is comprised of unsecured bankcard loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness.
The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.

15)  Financial Instruments with Off-Balance-Sheet Risk

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The following summarizes those financial instruments whose contract amounts represent credit risk:

     Commitments to extend credit              $230,190
     Commercial and standby letters of credit    29,573

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party.
   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
   In December, 1994 the Company securitized and sold $50,000 of of credit card receivables. Neither the credit card receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company.

16) Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107,
"Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments;

Cash and Cash Equivalents
   The carrying amounts for cash and cash equivalents are considered reasonable estimates of fair value.

Investment Securities
   The fair values of investment securities are based on quoted market price or dealer quotations, if available. The fair value of certain state and municipal obligations is not readily available through market sources. Fair value estimates for these instruments are based on quoted market prices for similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans
   Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, and then further broken down into fixed and adjustable rate components, and by performing and non-performing categories.
   The fair value of loans is estimated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans could be made to borrowers with similar credit ratings and for similar maturities.

Accrued Interest Receivable and Accrued Interest Payable
    The carrying amount for accrued interest receivable and accrued interest payable are considered reasonable estimates of fair value.

Deposit Liabilities
   The fair value of demand deposits, saving and interest-bearing demand deposits is the amount payable on demand at December 31, 1994 and 1993. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

Short-Term Borrowings
   The carrying amount approximates fair value because of the short maturity of these instruments.

Notes Payable
   Interest rates currently available to the Company for debt instruments with similar terms and remaining maturities are used to estimate the fair value of notes payable as of each valuation date.

Convertible Capital Notes
   The fair value of the convertible capital notes is based on market price quotations obtained from securities dealers.

Commitments to Extend Credit and Standby Letters of Credit
   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged to enter into similar agreements. The fees associated with the commitments and letters of credit currently outstanding reflect a reasonable estimate of fair value. For further discussion concerning financial instruments with off-balance-sheet risk, refer to note 15.

   The estimated fair values of the Company's financial
instruments are as follows:
                                                   December 31,1994        December 31, 1993
                                                            Estimated                Estimated
                                                  Carrying    Fair        Carrying     Fair
                                                    Value     Value         Value      Value
Financial assets:
   Cash and due from banks                      $   81,084  $  81,084    $  74,722   $  74,722
   Federal funds sold and securities purchased
     under agreements to resell                     33,805     33,805       71,725      71,725
   Investment securities                           276,779    273,830      341,561     347,980
   Loans                                         1,058,085  1,047,415      974,901     969,790
   Less:
     Unearned discount                                 255
     Allowance for loan losses                      19,886 	                21,793
       Net Loans                                 1,037,944  1,047,415      952,809     969,790
   Accrued interest receivable                      10,372     10,372       10,600      10,600
Financial liabilities:
   Deposits:
     Demand                                       $268,351   $268,351     $270,457    $270,457
     Savings and interest-bearing demand           494,448    494,448      541,071     541,071
     Time                                          513,277    510,537      471,756     477,942
   Short-term borrowings                            67,793     67,793       76,054      76,054
   Accrued interest payable                          3,556      3,556        2,924       2,924
   Notes payable                                    22,950     22,950       25,580      25,580
   Convertible capital notes                        12,000     21,600       12,000      19,200

Limitations
   No ready market exists for a significant portion of the Company's financial instruments. It is necessary to estimate the fair value of these financial instruments based on a number of subjective factors, including expected future loss experience, risk characteristics and economic performance. Because of the significant amount of judgment involved in the estimation of the accompanying fair value information, the amounts disclosed cannot be determined with precision.

17) Supplemental Financial Information

Included in other expenses are the following:

                                          1994     1993     1992
Data processing expense                  $4,965   $4,233  $3,550
Supplies                                  2,735    2,515   2,291
Deposit insurance assessment              2,835    2,650   2,236
Postage and dispatch                      2,380    2,084   1,717
Advertising and promotional activities    5,430    2,726   1,637
Goodwill                                  1,437      886     766

18) New Accounting Standards

   Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" is effective for fiscal years beginning after December 15, 1994. This Statement was amended in October, 1994 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." As amended, these Statements specify how the allowance for credit losses related to certain loans should be determined. The Statements do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In the Company's case, approximately 44% of the loan portfolio is not subject to the provisions of these Statements. While there may be certain procedural issues to be addressed by the Company relative to the recognition and measurement of impairment so as to comply with the provisions of these Statements, the relative quality of the loan portfolio and the loss coverage presently existing in the allowance for loan losses appear, in the Company's opinion, to indicate that adoption of Statements 114 and 118 will not have a material effect on its financial statements.

   Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" was effective for fiscal years ending after December 15, 1994. The Statement prescribes the disclosure and reporting requirements for off-balance sheet derivative financial instruments such as futures, forwards, swaps, option contracts and other financial instruments with
similar characteristics.   The Company owned no off-balance
sheet derivative financial instruments at December 31, 1994.

19) Subsequent Events

   In January 1995, the Company securitized and sold $50,000 of credit card receivables, bringing to $100,000 the amount of credit card receivables securitized and sold.

   In February, 1995, the Company elected to consolidate the banking operations of its five Kansas banking subsidiaries, INTRUST Bank, N.A.; INTRUST Bank, El Dorado, N.A.; INTRUST Bank, Haysville, N.A.; INTRUST Bank, Johnson County, N.A.; and INTRUST Bank, Valley Center into a single entity - INTRUST Bank, N.A.
20) Parent Company Only Financial Statements

INTRUST FINANCIAL CORPORATION
(Parent Company Only)

Balance Sheets
Dollars in thousands except per share data

Assets   December 31,                                   1994        1993
    Cash                                             $  8,113    $  7,829
	   Investment securities                                 811         909
	   Equipment 	                                         1,656       2,108
	   Investment in subsidiaries                        151,846     141,606
 	   Other                                              1,822       1,570
       Total assets                                  $164,248    $154,022

Liabilities and Stockholders' Equity
	Liabilities:
	   Accounts payable and accrued liabilities 	       $  1,402    $    327
	   Accrued interest payable                              388         320
	   Current and deferred income taxes                     368         846
	   Notes payable                                      22,500      25,000
	   Convertible capital notes payable                  12,000      12,000
 	    Total liabilities                                36,658      38,493

	Stockholders' equity:
	   Common stock, $5 par value; 10,000,000
	    shares authorized, 2,400,000 shares issued        12,000      12,000
	   Capital surplus                                    12,000      12,000
	   Retained earnings                                 105,366      92,312
 	                                                    129,366     116,312
 	Treasury Stock                                       (1,776)       (783)
 	    Total stockholders' equity                      127,590     115,529
 	    Total liabilities and stockholders' equity     $164,248    $154,022

Dollars in thousands except per share data

INTRUST FINANCIAL CORPORATION
(Parent Company Only)

Statements of Income

Years Ended December 31,                               1994    1993     1992
Dividends from subsidiaries 	                        $17,450  $9,380  $11,828
Interest income                                          245     201      141
Fees charged subsidiary banks                          1,631   1,513    1,020
Other income 	                                           ---      42        9
 	Total income                                        19,326  11,136   12,998
Operating expenses:
     Interest expense                                  2,688   1,753    1,080
     Salaries and employee benefits                    1,482   1,493    1,059
     Other expense 	                                   1,237     871      579
 	Total operating expenses                             5,407   4,117    2,718

Income before income tax benefit, equity
 in undistributed net income of subsidiaries
 and cumulative effect of accounting change 	         13,919   7,019   10,280

Income tax benefit 	                                   1,187     836      385

Income before equity in undistributed net
 income of subsidiaries and cumulative
 effect of accounting change 	                        15,106   7,855   10,665

Equity in undistributed net income of subsidiaries:
   Income before cumulative effect of
   accounting change                                   3,863   9,771    5,169

   Cumulative effect of change in
   accounting for income taxes                           ---     ---    1,259
                                                       3,863   9,771    6,428

Cumulative effect of change in
accounting for income taxes  	                           ---     ---      420

 	Net income                                         $18,969 $17,626  $17,513

Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

Dollars in thousands except per share data

INTRUST FINANCIAL CORPORATION
(Parent Company Only)

Statements of Cash Flows
Years Ended December 31,                            1994     1993      1992

Cash flows provided (absorbed)
 by operating activities:
 	Net income                                      $18,969  $17,626   $17,513
 	Adjustments to reconcile net income to
	  net cash provided by operating activities:
	    Equity in undistributed net income
	     of subsidiaries                              (3,863)  (9,771)   (6,428)
	    Depreciation                                     472      276       107
	    Accretion of discount on
	     investment securities                           (64)     (75)      (86)
	    Gain on sale of equipment                        ---      ---        (7)
	    Gain on sale of investment
	     securities                                      ---      (42)       (9)
	    Increase in other assets                        (252)    (407)     (434)
	    Increase (decrease) in accounts
	     payable and accrued liabilities               1,143      484        (3)
	    Decrease in current and deferred
 	     income taxes                                  (478)    (274)     (588)
	      Net cash provided by operating
 	        activities                               15,927    7,817    10,065

Cash flows provided (absorbed):
 by investing activities:
 	Capital expenditures                                (25)  (1,976)      (70)
 	Proceeds from sale of equipment                       7        5        17
	 Investment securities matured or
	  called                                             160      164       ---
 	Proceeds from sale of investment
	  securities                                         ---      177        31
 	 Investment in subsidiaries                      (6,377) (20,025)   (6,012)
	      Net cash absorbed by investing
 	        activities                               (6,235) (21,655)   (6,034)

Cash flows provided (absorbed):
 by financing activities:
 	Proceeds from notes payable                         ---   25,000       ---
	 Payments on notes payable                        (2,500)     ---       ---
	 Dividends paid                                   (5,915)  (3,574)   (4,783)
	 Purchase of treasury stock, net                    (993)    (139)     (584)
 	Net cash provided (absorbed) by
  	 financing activities                           (9,408)  21,287    (5,367)
 	Net increase (decrease) in cash                     284    7,449    (1,336)

Cash at beginning of year                           7,829      380     1,716
Cash at end of year                               $ 8,113  $ 7,829  $    380


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To INTRUST Financial Corporation:

We have audited the accompanying consolidated balance sheet of INTRUST Financial Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                      ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma
February 2, 1995


             INDEPENDENT AUDITORS' REPORT


The Board of Directors
INTRUST Financial Corporation:

We have audited the accompanying consolidated balance sheet of INTRUST Financial Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in note 11 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", in 1992.

                                 KPMG Peat Marwick LLP

Wichita, Kansas
February 4, 1994


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

		This item is not applicable to the Company.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

		Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 1996, 1997 and 1995 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

		C. ROBERT BUFORD, 61, 1997, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, managing partner of Grand Bluffs
Development Co., a real estate development firm, and a director of Barrett Resources Corporation, an oil and gas production and operation firm. In 1992, Mr. Buford became a director of Lone
Star Steakhouse & Saloon, Inc.

		WILLIAM D. BUNTEN, 63, 1996, has been a director and Vice Chairman of the Company since 1982. Mr. Bunten has been President of IB since December 1982 and has been employed by IB since 1982.

		FRANK L. CARNEY, 56, 1995, has been a director of the Company since 1982. Since 1979 he has been self-employed in a private investment company, Carney Enterprises. On September 27, 1991, the District Court of Sedgwick County, Kansas appointed a receiver to take possession of an office building owned by Mr.
Carney.  The case was settled and dismissed in November 1991.
From November 1988 to December 1993, Mr. Carney was Chairman of
Western Sizzlin, Inc. a food service franchise. On October 27,
1992, Western Sizzlin, Inc. and its related entities filed
Petitions under Chapter 11 of the United States Bankruptcy Code and subsequently emerged from bankruptcy on December 13, 1993.
From January 1994 to December 1994, Mr. Carney was vice-chairman of Turbochef, Inc.. Currently, Mr. Carney's principal position is with Houston Pizza Venture L.L.C., as President.

		RICHARD G. CHANCE, 47, 1996, has been a director of the Company since 1990. During the past five years, he has been President and Chief Executive Officer of Chance Industries,
Inc., producer of amusement rides and manufacturer of transit coaches, trams, and replica trolleys.

		CHARLES Q. CHANDLER, 68, 1995, has been an officer and director of the Company since 1971. He is Chairman of the Board and Chief Executive Officer of the Company and of IB. Mr.
Chandler has been employed by IB since 1950. In 1992, he became a director of Western Resources, Inc., a Kansas utility company.
 Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

		CHARLES Q. CHANDLER IV, 41, 1997, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was
Executive Vice President of the Company.  He was Executive Vice
President of IB from January 1988 until July 1993 when he was elected Vice Chairman. Mr. Chandler is the son of Charles Q.
Chandler.

		GEORGE T. CHANDLER, 73, 1997, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt,
Kansas.  Mr. Chandler is an uncle of Charles Q. Chandler.

		JAMIE B. COULTER, 54, 1995, has been a director of the Company since 1983. During the past five years, he has been Chairman of the Board, Chief Executive Officer and President of Coulter
Enterprises, Inc., managing various businesses and personal investments in restaurant management, oil and gas exploration and real estate. Mr. Coulter owns and operates numerous Pizza
Hut restaurants.  In 1992, Mr. Coulter became the Chairman,
Chief Executive Officer and President of Lone Star Steakhouse &
Saloon, Inc.

		ROBERT L. DARMON, 70, 1997, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since
1970.

		CHARLES W. DIEKER, 59, 1995, has been a director of the Company since 1982. Mr. Dieker had been Executive Vice
President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

		W.J. EASTON Jr., 69, 1995, has been a director of the Company since 1982. During the past five years, Mr. Easton has been President, Chairman of the Board, and Chief Operating Officer of
The Easton Manufacturing Co. Inc., which manufactures auto parts, and Ferroloy Foundry, Inc.

		MARTIN K. EBY Jr., 60, 1997, has been a director of the Company since 1982. During the past five years, Mr. Eby has been President and Chairman of the Board of Eby Corporation, which is the parent company of Martin K. Eby Construction Co.
Inc.  He is Chairman of the Company's Audit Committee.  In 1992,
Mr. Eby became a director of Southwestern Bell Corporation.

		ERIC T. KNORR, 52, 1996, has been a director of the Company since 1990. During the past five years, he has been Chairman of the Board and Chief Executive Officer of Dulaney, Johnston &
Priest, general insurance (property and casualty) independent agents.

		J.V. LENTELL, 56, 1997, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman and
Executive Vice President of IB since July 1993. He was Chairman and Chief Executive Officer of Kansas State Bank and Trust from
1981 to July 1993.

		CHARLES G. KOCH, 59, 1995, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries
Inc., an integrated oil company.

		PAUL A. SEYMOUR Jr., 71, 1996, has been a director of the Company since 1982. For the past five years Mr. Seymour has been President of Arrowhead Petroleum Inc. Petitions under
Chapter 11 of the United States Bankruptcy Code were filed in
December 1990 in the United States Bankruptcy Court for the
District of Kansas by Paul A. Seymour, Jr., an individual, and by Arrowhead Petroleum, Inc., a corporation.

		DONALD C. SLAWSON, 61, 1996, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson
Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate activities.

		JOHN T. STEWART III, 59, 1997, has been a director of the Company since 1982. During the past five years, Mr. Stewart has been President and Chief Executive Officer of GEC Precision
Corp., formerly known as Plessey Aero Precision Corp., a manufacturer of aircraft parts and assemblies; Chairman of the Board and Director of First National Bank, Medford, Oklahoma, and Caldwell State Bank, Caldwell, Kansas; and Chairman, Chief
Executive Officer, and Director of First National Bank,
Wellington, Kansas. Prior to January 1990, he was Vice Chairman of First National Bank, Wellington, Kansas.

		PATRICK H. THIESSEN, 67, 1997, has been a director of the Company since 1982. Mr. Thiessen was Southwestern Regional
Manager of Cargill Inc., Flour Milling Division, a grain merchandising and processing company, for 11 years until his retirement in 1993.

ITEM 11.  EXECUTIVE COMPENSATION.

		SUMMARY COMPENSATION TABLE
		The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other three executive officers during each of the last three fiscal years.

	               SUMMARY COMPENSATION TABLE

                       					         ANNUAL COMPENSATION
 (a)		             		     (b)      (c)       (d)       (e)       (f)
						                                                Other
Name                                                  Annual   All Other
and						                                             Compen-   Compen-
Principal					                                        sation    sation
Position	          		     Year  Salary($)  Bonus($)   ($) (1)  ($) (2)

C.Q. Chandler	            1994   $300,000  $135,000   $22,360  $47,516
COB & CEO of the Company  1993    295,833   118,992    22,360   42,824
and IB                    1992    270,833   121,000    22,360   38,942

W.D. Bunten               1994   $249,132  $ 87,500   $     0  $38,421
Vice Chairman of the      1993    241,666    74,370         0   31,379
Company                   1992    195,833    66,000         0   25,543
President of IB

C.Q. Chandler IV          1994   $214,829  $ 75,250   $   490   $6,098
President of the Company, 1993    206,929    63,958     1,030    5,702
Vice Chairman of IB       1992    155,833    52,800     1,800    5,206

J.V. Lentell              1994   $215,000  $ 75,250   $     0   $3,442
Vice Chairman and         1993    107,500         0         0        0
Executive Vice President
of IB

J.V. Lentell became an employee and executive officer of IB in July of 1993; the table reflects compensation paid to Mr.
Lentell subsequent to such time. There were no other individuals who were considered executive officers of the Company during 1994.

(1) The amounts shown represent the above-market amounts paid on distributions from the 1983, 1984, 1986, or 1990 Executive Deferred Compensation Plans during each of the last three fiscal years. Does not include perquisites which certain of the executive officers received, the aggregate amount of which did not exceed the lessor of $50,000 or 10% of any such officer's salary and bonus.

(2) The amounts shown for "All other Compensation" include the following for the current year:
                                  C.Q.     W.D.      C.Q.       J.V.
                                Chandler  Bunten  Chandler IV Lentell
Above-market amounts earned
 on deferred compensation plans  $47,016  $37,921   $6,098     $    0
Company contributions to
 401(k) plan  	                      500      500        0       3442
   Total                         $47,516  $38,421   $6,098     $3,442


		STOCK OPTION PLAN
		The Company has adopted the First Bancorp of Kansas 1990 Stock Option Plan (the "Plan"). No options have been granted under the Plan.

		DEFINED BENEFIT PLANS
		The Company and IB have adopted a defined benefit retirement plan for all of their employees (except former KSBT employees;
see information related to second defined benefit plan below).
Employees become participants in the plan on the next January first or July first following the satisfaction of the following requirements: (i) twelve consecutive months of employment in which the employee worked 1,000 or more hours, and (ii) attainment of age 21, provided that the employee was less than 60 years of age on the date of his employment. Although benefits under the plan are payable in a variety of ways, the normal form of benefit payment provides monthly payments to an employee for fifteen years. An employee's Normal Retirement
Benefit (as defined in the plan) is a monthly benefit equal to 1.35% of such employee's Final Average Monthly Compensation (as defined in the plan), plus .45% of his Final Average Monthly
Compensation in excess of his Social Security Covered
Compensation (as defined in the plan), and multiplied by such employee's number of completed years of Benefit Service (as defined in the plan) not to exceed 30 years. Final Average
Monthly Compensation is equal to the average of an employee's monthly cash compensation (exclusive of bonuses) during the five-year period prior to such employee's Normal or Early
Retirement, or termination of employment prior to Normal
Retirement Date (as defined in the plan).

		As an addition to the defined benefit retirement plan, IB maintains a supplemental retirement plan which is an unfunded excess benefit plan. The purpose of this plan is to provide retirement benefits to its employees that cannot be provided through its defined benefit retirement plan due to the benefit limits imposed by Internal Revenue Code Section 415. Code
Section 415 places a limit on the amount of annual benefits which can be provided to individual employee participants in the defined benefit retirement plan.

		The following table illustrates combined estimated annual benefits payable upon retirement or upon written election of the participant if the participant continues to work after his Normal Retirement Date, under the Company's and IB's defined benefit retirement and IB's supplemental retirement plans, to persons in the specified remuneration and years of service classifications. Because the covered remuneration equals cash compensation, excluding bonuses, the remuneration categories below reflect the base salary amounts in the summary compensation table. The amounts presented are straight life annuity amounts and are not subject to any deduction for social security or other offset amounts. The following amounts are overstated to the extent that social security covered compensation for an individual may exceed $15,000.

                              PENSION PLAN TABLE
REMUNERATION               YEARS OF CREDITED SERVICE
                  15         20        25        30        35
$200,000       $53,268    $71,023   $88,779  $106,535  $106,535
 250,000        67,002     89,336   111,670   134,004   134,004
 300,000        80,736    107,648   134,560   161,472   161,472
 350,000        94,470    125,960   157,451   188,941   188,941

		IB assumed a second defined benefit pension plan as a result of the acquisition and merger of KSBT into IB. This plan covers substantially all of the former KSBT employees (including executive officer J.V. Lentell). Benefits under the plan are based on years of service and the employee's average compensation for five of the last ten years of employment. The following table illustrates the estimated annual benefits payable upon retirement under the former KSBT pension plan to persons in the specified remuneration and years of service classifications:

                              PENSION PLAN TABLE
REMUNERATION               YEARS OF CREDITED SERVICE
                                  35        40
$200,000                      $155,292  $171,771
 250,000 	                     196,627   217,226

		The following table sets forth the covered compensation and
years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 1994, as well as the number of years of
credited service which will have been completed by each of said persons if they retire from IB at the age of 65.
                                                         TOTAL
	  	                  COVERED       COMPLETED YEARS     YEARS OF CREDITED
           		      COMPENSATION   OF CREDITED SERVICE   SERVICE AT NORMAL
NAME              AS OF 12/31/94     AS OF 12/31/94     RETIREMENT AGE(65)
C.Q. Chandler(1)     $300,000            44.750              41.500
W.D. Bunten           249,132            12.083              13.750
C.Q. Chandler IV      214,829            19.000              42.500
J.V. Lentell          215,000            28.833              37.417

(1) Per Amendment Number Two to the Employees' Retirement Plan
(see Exhibit 10(f)), C.Q. Chandler elected in writing to commence receipt of his normal retirement benefit in the form of a lump sum payment. This payment was received by C.Q. Chandler in December 1992.

   Effective January 1, 1995, the two defined benefit plans were combined into a single plan with substantially the same terms and benefits.

		COMPENSATION OF DIRECTORS
		The directors of the Company receive no remuneration for serving in that capacity. However, the directors of the Company are also directors of IB, and in that capacity receive fees of $1,000 per quarter and $500 for each board meeting attended.
Advisory directors receive a quarterly fee of $750. In addition, directors who are not full-time bank employees of IB receive $150 for each Discount Committee meeting attended, $200 for each Audit Committee meeting attended and for attendance by the chairman at the Trust Department Examining Committee, and $100 for all other committee meetings attended.

		In 1983, 1984, and 1986, the Board of Directors of IB adopted unfunded Outside Directors' Deferred Compensation Plans which were open to directors of IB who are not full-time bank
employees and who chose to participate.  Under these plans, a participating director had the option to defer up to 100 percent of his quarterly fee.  Benefit payment amounts relate to the fee
deferred and accrual of interest at an above market rate.   At
retirement (age 70), benefits will be paid on a monthly basis for 120 months, with any installments not paid prior to a participant's death being paid to his designated beneficiary.
If a director ceases to serve as such prior to attaining age 70, the participating director will receive reduced benefit payments related to the fees deferred and the duration of his participation.

		The Board of Directors of the Company adopted an unfunded Outside Directors' Deferred Compensation Plan in 1990 which was open to directors of the Company who were not full-time Company or IB employees and who chose to participate. Under the plan, a participating director had the option to defer 100 percent of his 1990 quarterly fee paid by IB. Benefit payments and other terms of the plan are the same as the IB plans described in the previous paragraph.

		CHANGE-IN-CONTROL ARRANGEMENTS
		Under unfunded Executive Deferred Compensation Plans established in 1983, 1984, and 1986 by IB and in 1990 by the Company, in which C.Q. Chandler III, W.D. Bunten, and C.Q.
Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%.

		If the employee dies after termination of employment but before payment of any amount under this paragraph, then such amount shall be paid to the beneficiary or beneficiaries named as soon as practical after the employee's death.

		A Change in Control of the Company shall be deemed to have occurred if: 1) any person, partnership, corporation, trust, or similar entity or group shall acquire or control more than 20%, after October 16, 1991, of the voting securities of the Company in a transaction or series of transactions; or 2) at any time during any two-year period a majority of the Board of Directors of the Company is not comprised of individuals who were members of such Board of Directors at the commencement of such two-year period.

		COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION The current members of the Company's compensation committee are John T. Stewart III, Donald C. Slawson, and Robert L.
Darmon.  Mr. Darmon was President of the Company from 1982 until
April 1990. Mr. Stewart and Mr. Slawson have never served as an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
		The following table sets forth information as of February 6, 1995 relating to the beneficial ownership of the Company's common stock and capital notes by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                SHARES OF COMMON STOCK
                                                BENEFICIALLY OWNED      (1)
                                                           SHARES
                                                           ISSUABLE          FACE
                                                           UPON CON-        AMOUNT
                                                OWNED AT   VERSION OF        OF
                                                FEBRUARY 6  CAPITAL        CAPITAL
     NAME               ADDRESS                  1995(2)     NOTES(3)       NOTES
C. Robert Buford        Fourth Financial         2,053         293      $    8,800
                        Center, Suite 505
                        Wichita, KS  67202

William D. Bunten       Box One                  5,162       2,022      $   60,700
                        Wichita, KS  67201

Frank L. Carney         2611 Wilderness Court,   1,132         732      $   22,000
                        Wichita, KS  67226

Richard G. Chance       165 North Muirfield        180         --       $      --
                        Wichita, KS  67212

Charles Q. Chandler     Box One                 66,808(4)   16,736(4)   $  502,100
                        Wichita, KS  67201

Charles Q. Chandler IV  Box One                 38,061(5)   20,766(5)   $  623,000
                        Wichita, KS  67201

Anderson W. Chandler    4718 West Hills Dr.    348,286(6)   47,946(6)   $1,438,400
                        Topeka, KS  66606

David T. Chandler       c/o First National     338,377(6)   48,337(6)   $1,450,200
                        Bank
                        Pratt, KS  67124

George T. Chandler      c/o First National     296,559(6)  28,739(6)   $  862,200
                        Bank
                        Pratt, KS  67124

Jamie B. Coulter        P.O. Box 12248             350         50      $    1,500
                        Wichita, KS  67202

Robert L. Darmon        Box One                  5,880(7)   1,140(7)   $   34,200
                        Wichita, KS  67201

Charles W. Dieker       632 Birkdale Dr.         2,866        366      $   11,000
                        Wichita, KS  67230

W. J. Easton, Jr.       P.O. Box 889             1,919        559      $   16,800
                        Wichita, KS  67201

Martin K. Eby, Jr.      P.O. Box 1679            6,332      2,332      $   70,000
                        Wichita, KS  67201

Warren B. Gillespie     8201 E. Harry,         120,000        --       $      --
                        Unit 303
                        Wichita, KS  67202

Eric T. Knorr           P.O. Box 206            19,250(8)   1,879(8)   $   56,400
                        Wichita, KS  67201

Charles G. Koch         P.O. Box 2256           92,838      8,566      $  257,000
                        Wichita, KS  67201

J. V. Lentell           14 Hampton Rd.             125        --       $      --
                        Wichita, KS  67207

Paul A. Seymour, Jr.    Box 8287 Munger        254,582(9)  39,222(9)   $1,176,800
                        Station
                        Wichita, KS  67208

Donald C. Slawson       104 South Broadway,      2,686(10)    --       $      --
                        Suite 200
                        Wichita, KS  67202

John T. Stewart III     Box 2                  144,826     24,106      $  723,200
                        Wellington, KS 67152

Patrick H. Thiessen     115 South Rutan          6,279(11)  2,319(11)  $   69,600
                        Wichita, KS  67218

Polly G. Townsend       Five Live Oak          120,000        --       $      --
                        Fernandina Beach,
                        FL  32034

Directors and Executive
Officers as a Group (19 persons)               947,888(12) 149,827(12)  $4,495,300

	(1)	Including and excluding shares issuable upon conversion of
     the Convertible Capital Notes ("capital notes"), the officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:

                   					      Percentage Ownership of Common Stock
                         Including Shares   Excluding Shares  Percentage
                         Issuable Upon      Issuable Upon     Ownership
                         Conversion of      Conversion of     of Capital
Incividual               Capital Notes      Capital Notes       Notes
Charles Q. Chandler	III	     2.82%	             2.13%	      	   4.18%
Charles Q. Chandler IV	      1.61%	        	    0.74%	      	   5.19%
Anderson W. Chandler*	      14.54%		           12.79%	      	  11.99%
David T. Chandler*		        14.12%	        	   12.35%      		  15.43%
George T. Chandler*		       12.48%		           11.41%      		   7.19%
Warren B. Gillespie	  	      5.11%		            5.11%       		    --
Charles G. Koch	             3.94%        		    3.59%	      	   2.14%
Paul A. Seymour, Jr. 	      10.66%        		    9.17%	      	   9.81%
John T. Stewart III		        6.10%		            5.14%	      	   6.03%
Polly G. Townsend	 	         5.11%        		    5.11%		           --

		*Includes shares directly owned and shares controlled as co-trustees. See (6).

		The Directors and Executive Officers as a group beneficially owned 37.95% of the Company's common stock including shares issuable upon conversion of the capital notes, 33.99% of the common stock excluding shares issuable upon conversion of the capital notes, and 37.46% of the capital notes.

	(2)	Includes shares issuable upon conversion of the capital
     notes.

	(3)	Shares issuable upon conversion in accordance with the
     terms of the Convertible Capital Notes issued December
     22, 1987. The capital notes are convertible into common stock, at any time prior to the close of business on the fifteenth day prior to maturity on December 22, 1999, at a conversion price of $30.00 per share, subject to adjustment in certain circumstances.

	(4) Does not include 400 shares of common stock and $2,000 of capital notes, convertible into 66 shares of common stock, owned by Georgia J. Chandler (wife), 348,180 shares of common stock and $1,264,000 of capital notes, convertible into 42,132 shares of common stock, beneficially owned by George
     T. Chandler (uncle), and 17,215 shares of common stock and $623,000 of capital notes, convertible into 20,766 shares of common stock, beneficially owned by Charles Q. Chandler IV (son).

	(5)	Does not include 75 shares of common stock owned by Marla J.
     Chandler (wife).

	(6)	Anderson, David and George Chandlers' beneficial ownership is comprised of the following:

		(a)	Shares beneficially owned by all three over which they
      share voting and investment power:

			(1)	80,360 shares of common stock and $401,800 of capital notes
       (13,393 shares) held as co-trustees for the Elizabeth Clogston Trust.

			(2)	61,160 shares of common stock and $305,800 of capital notes
       (10,193 shares) held as co-trustees for the Grace Gannon Trust.

			(3)	110,120 shares of common stock and $550,600 of capital notes
       (18,353 shares) held as co-trustees for the Olive C. Clift Trust.

		(b)	Shares beneficially owned by David and George over which
      they share voting and investment power:

			(1)	95,380 shares of common stock held as co-trustees for
       the George T. Chandler Trust #1.

			(2)	1,160 shares of common stock and $5,800 of capital notes
       (193 shares) held as co-trustees for the Barbara A. Chandler Trust #1.

		(c)	Shares beneficially owned by David Chandler who has sole
      voting and investment power:

			(1)	4,545 shares of common stock and $141,900 of capital notes
       (4,730 shares) held in the George T. Chandler Trust #2 for benefit of David T. Chandler.

			(2)	4,545 shares of common stock and $142,000 of capital notes
       (4,733 shares) held in the George T. Chandler Trust #2 for benefit of George T. Chandler, Jr.

			(3)	4,545 shares of common stock and $141,900 of capital notes
       (4,730 shares) held in the George T. Chandler Trust #2 for benefit of Paul T. Chandler.

			(4)	4,545 shares of common stock and $142,000 of capital notes
       (4,733 shares) held in the George T. Chandler Trust #2 for benefit of Barbara Ann Chandler.

		(d)	128,660 shares of common stock and $582,000 of capital notes
      (19,400 shares) held in Anderson Chandler's name over which he has sole voting and investment power.

		(e)	3,040 shares of common stock and $15,200 of capital notes
      (506 shares) held in David Chandler's name over which he has sole voting and investment power.

		(f)	 1,000 shares of common stock and $5,000 of capital notes
       (166 shares) held by Michele M. Chandler (wife of David Chandler) over which David Chandler has shared voting and investment power.

	(7)	Mr. Darmon's beneficial ownership is comprised of 45 shares of common stock and $34,200 of capital notes (1,139 shares) held in his name over which he has sole voting and investment power and 4,695 shares held in a trust with his wife, Beatrice F. Darmon, with whom he shares voting and investment power.

	(8)	Mr. Knorr's beneficial ownership is comprised of: (a) 7,511
     shares of common stock and $29,200 of capital notes (973 shares) held in his name; (b) 520 shares of common stock held by him in an Individual Retirement Account; (c) 3,800 shares of common stock held in a trust with his wife, Darlene R. Knorr over which he has sole voting and investment power; (d) 5,440 shares of common stock and $27,200 of capital notes (906 shares) held jointly with his wife over which he has shared voting and investment power;
     and (e) 100 shares of common stock held by Eric T. Knorr, Custodian for Elizabeth T. Knorr under UGTMA over which he has sole voting and investment power. Does not include 200 shares of common stock, owned by Darlene R. Knorr, in which Mr. Knorr disclaims beneficial ownership.

	(9)	Mr. Seymour's beneficial ownership is comprised of the following:

		(a)	200 shares of common stock and $1,000 of capital notes (33 shares)
      held in his name over which he has sole voting and investment power;
      (b) 87,940 shares of common stock and $439,700 of capital notes
      (14,656 shares) held by Dorothea W. Seymour and Paul A. Seymour Jr.,
      Co-trustees of Dorothea W. Seymour Trust U/A dated November 15, 1972, over which he shares voting and investment power with Dorothea W.
      Seymour; (c) 26,800 shares of common stock and $39,000 of capital notes (1,300 shares) held by John Wofford Seymour and $120,000 of capital notes (4,000 shares) held in the John Wofford Seymour family trust over which he shares voting and investment power with
      Dorothea W. Seymour; (d) 19,595 shares of common stock and $125,600 of capital notes (4,186 shares) held by Paul A. Seymour III over which he shares voting and investment power with Dorothea W. Seymour;
      (e) 26,160 shares of common stock and $155,800 of capital notes
      (5,193 shares) held by William Todd Seymour over which he shares voting and investment power with Dorothea W. Seymour; (f) 1,300 shares of common stock and $6,500 of capital notes (216 shares) held by Paul A. Seymour Jr. and D.W. Seymour, Co-trustees of Paul A.
      Seymour Trust U/A dated November 15, 1972, over which he shares voting and investment power with Dorothea W. Seymour; (g) 23,920 shares of common stock and $144,600 of capital notes (4,819 shares)
      held by INTRUST Bank, N.A., Trustee of Elizabeth Seymour Trust U/A dated
      June 1, 1980 over which he shares voting and investment power with
      Dorothea W. Seymour; (h) 23,920 shares of common stock and $144,600 of capital notes (4,819 shares) held by INTRUST Bank, N.A., Trustee of
      Katherine Seymour Trust U/A dated February 11, 1981 over which he shares voting and investment power with Dorothea W. Seymour;
      (i) 2,025 shares of common stock held by Helen P. Seymour, Custodian for Thomas Paul Seymour under UGTMA over which he shares voting and investment power with Dorothea W. Seymour; (j) 1,800 shares of common stock held by Helen P. Seymour, Custodian for Brooke Seymour under
      UGTMA over which he shares voting and investment power with Dorothea W.
      Seymour; (k) 1,700 shares of common stock held by Helen P. Seymour,
      Custodian for Brian Piller Seymour under UGTMA over which he shares voting and investment power with Dorothea W. Seymour.

	    	Mr. Seymour has pledged 89,430 shares of common stock and $447,200 of capital notes to IB to secure loan obligations to IB.  Mr. Seymour has filed a petition under Chapter 11 of the United States
      Bankruptcy Code.  (See Part 3, Item 10).

	(10)	Mr. Slawson's beneficial ownership is comprised of 100 shares of common stock held in his name over which he has sole voting and investment power and 2,586 shares of common stock held by Judith A. Slawson (wife) over which he has shared voting and investment power.

	(11)	Mr. Thiessen's beneficial ownership is comprised of 2,960 shares of common stock and $64,800 of capital notes (2,159 shares) held in his name over which he has sole voting and investment power and
      960 shares of common stock and $4,800 of capital notes (160 shares)
      held by Lorraine Ross Thiessen (wife) over which he has shared voting and investment power.

	(12)	Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.

Item 13.	Certain Relationships and Related Transactions.

		Certain Business Relationships
		On January 25, 1995, Koch Industries, Inc. ("Koch"), in which Charles G. Koch, a director and stockholder of the Company, owns more than 10% of the common stock, purchased an investor participation certificate in the amount of $50,000,000 representing an interest in the INTRUST Bank Credit Card Trust
1995-A at a certificate rate of 8.9% per annum. These certificates were purchased by Koch pursuant to a Certificate
Purchase Agreement dated January 25, 1995 by and between INTRUST
Bank N.A. and Koch.  Pursuant to a Pooling and Servicing
Agreement dated as of January 1, 1995, the First National Bank of Chicago agreed to serve as the Trusteee of the INTRUST Credit
Card Trust 1995-A and INTRUST Bank N.A. agreed to be the servicer of the accounts transferred to the Trust. Interest only is due under the Certificate during the first two years of the agreement and principal plus interest will be paid during the third year of the agreement.

		Neither the Company nor any of its subsidiaries entered into during 1994 or has proposed to enter into any other material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

		Indebtedness of Management
		Paul Seymour, Jr., a director and stockholder of the Company, who has filed a petition under Chapter 11 of the United States
Bankruptcy Code, was indebted to IB in the amounts of $2,129,761 and $320,359 for personal obligations and business loans, respectively, at the end of the year. These amounts are also the largest aggregate amounts of such indebtedness outstanding at any time during the year. The rate of interest being charged on the personal obligations and on $105,000 of the business obligations at year end was 9.25 percent. The interest being charged on the remainder of the business obligations is 8.75 percent. (Refer to the discussion regarding Mr. Seymour's pledged stock under footnote (9) to the stock ownership table in
Item 12 above.)

		There are outstanding loans by certain of the Subsidiary Banks to other officer and directors of the Company or its subsidiaries or to their immediate family members or associates, but all such loans have been made in compliance with applicable regulations, in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, and the same underwriting standards as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectibility or present other unfavorable features.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)	The following documents are filed as a part of this Report.
	1.	Financial Statements:
    The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report.

		Independent Auditors' Report

		Consolidated Balance Sheets as of December 31, 1994 and 1993

		Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

		Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992

		Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules:
  		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

	3.	Exhibits:
  		Number			 	Description
		   3(a)     	Restated Bylaws of the Registrant, as amended through
               July, 1993 (appears herein as exhibit)

  		 3(b)     	Restated Articles of Incorporation of Registrant,	as
               amended through July, 1993 (appears herein as exhibit)

  		 4(a)     	Trust Indenture, dated as of December 1, 1987,	between
               First Bancorp of Kansas and Boatmen's First National Bank
               of Kansas City (incorporated herein by reference to
               Exhibit 4.1 to Registrant's Registration Statement
               No. 33-17564)

  		10(a)*    	Description of INTRUST Bank, N.A. Executive Officers'
               Deferred Compensation Plans (incorporated	herein by
               reference to Exhibit 10(h) to Registrant's 1993 10-K ,
               File No. 2-78658)

  		10(b)*    	Description of INTRUST Financial Corporation	Executive
               Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to Registrant's 1993 10-K, File No. 2-78658)

  		10(c)*	    Description of INTRUST Bank, N.A. Salary	Continuation Plan
               (incorporated herein by reference to Exhibit 10(j) to
               Registrant's 1993 10-K, File No. 2-78658)

  		10(d)*    	Description of INTRUST Bank, N.A. Deferred	Compensation
               Plans for Directors (incorporated	herein by reference to
               Exhibit 10(k) to Registrant's 1993 10-K, File No. 2-78658)

  		10(e)*    	Description of INTRUST Financial Corporation	Deferred
               Compensation Plan for Directors (incorporated herein by
               reference to Exhibit 10(l) to Registrant's 1993 10-K,
               File No. 2-78658)

  		10(f)     	Agreement, dated February 15, 1991, between	Resolution
               Trust Corporation, receiver of Mid-Kansas Savings and Loan
               Association, F.A. and the Registrant (incorporated herein
               by reference to Exhibit 10(k) to Registrant's 1991 10-K,
               File No. 2-78658)

  		10(g)     	Agreement and Plan of Reorganization and Merger,	dated
               June 8, 1992, between WRB Bancshares, Inc.,	Morrison
               G. Tucker and Horace K. Calvert, Will Rogers Bank & Trust
               Co., and the Registrant (incorporated herein by reference
               to Exhibit 10(n) to Registrant's 1992 10-K, File No. 2-78658)

  		10(h)     	Stock Purchase Agreement, dated December 18, 1992,
               between Kansas State Financial Corporation, George	A. Angle,
               Kansas State Bank & Trust Company, and	First National Bank
               in Wichita (incorporated herein by reference to Exhibit
               10(o) to Registrant's 1992 10-K, File No. 2-78658)

  		10(i)	     Registrant's 1990 Stock Option Plan, adopted by the
               shareholders April 10, 1990 (incorporated herein by
               reference to Exhibit 10(k) to Registrant's 1990	10-K, File
               No. 2-78658)

  		11       		Computation of Earnings Per Share (appears herein as exhibit)

  		21       		Subsidiaries of the Registrant (appears herein as	exhibit)

  		23(a)	     Consent of KPMG Peat Marwick LLP (appears herein as exhibit)

  		23(b)     	Consent of Arthur Andersen LLP (appears herein as exhibit)

  		27       		Financial Data Schedule (appears herein as exhibit)

		* Exhibit relates to management compensation

(b)	Reports on Form 8-K
	  No reports on Form 8-K were filed during the last quarter of 1994.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							INTRUST Financial Corporation

Date:  March  14, 1995        		By  /s/ C. Q. Chandler
                              							   C. Q. Chandler
                              						 	  Chairman of the Board
                                								and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March  14, 1995  		    /s/ C. Q. Chandler
                           							C. Q. Chandler
                           							Director, Chairman of the Board
                           							  and Chief Executive Officer

Date:  March  14, 1995       /s/ Jay L. Smith
                               		Jay L. Smith
                               		Vice President and Chief Financial Officer
                               		(Principal Financial Officer and
                             				 Principal Accounting Officer)

Date:  March  14, 1995  	    /s/ C. Robert Buford
                          							C. Robert Buford
                          							Director

Date:  March 14, 1995  		    /s/ W. D. Bunten
                          							William D. Bunten
                          							Director

Date:  March  14, 1995 		    /s/ Frank L. Carney
                          							Frank L. Carney
                          							Director

Date:  March  14, 1995 		    /s/ Richard G. Chance
                          							Richard G. Chance
                          							Director

Date:  March  14, 1995 		    /s/ C. Q. Chandler IV
                          							C. Q. Chandler IV
                          							Director

Date:  March  14, 1995	 	    /s/ George T. Chandler
                          							George T. Chandler
                          							Director

Date:  March 14, 1995
                          							Jamie B. Coulter
                          							Director

Date:  March  14, 1995		     /s/ R. L. Darmon
                          							R. L. Darmon
                          							Director

Date:  March  14, 1995 		    /s/ Charles W. Dieker
                          							Charles W. Dieker
                          							Director

Date:  March  14, 1995 		    /s/ W. J. Easton
                          							W. J. Easton Jr.
                          							Director

Date:  March  14, 1995	 	    /s/ Martin K. Eby Jr.
                          							Martin K. Eby Jr.
                          							Director

Date:  March  14, 1995	 	    /s/ Eric T. Knorr
                          							Eric T. Knorr
                          							Director

Date:  March  14, 1995
                          							Charles G. Koch
                          							Director

Date:  March  14, 1995 		    /s/ J. V. Lentell
                          							J. V. Lentell
                          							Director

Date:  March  14, 1995  	    /s/ Paul A. Seymour, Jr.
                          							Paul A. Seymour, Jr.
                          							Director

Date:  March  14, 1995	 	    /s/ Donald C. Slawson
                          							Donald C. Slawson
                          							Director

Date:  March  14, 1995	 	   /s/ John T. Stewart III
                         							John T. Stewart III
                         							Director

Date:  March  14, 1995 		    /s/ Patrick H. Thiessen
                          							Patrick H. Thiessen
                          							Director

Supplemental Information to be Furnished with Reports
Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act. Concurrently with the filing of this Form 10-K, Registrant is furnishing the Commission, for its information, four copies of INTRUST Financial Corporation's Annual Report to Shareholders and Notice of Annual Meeting of Shareholders and form of proxy with respect to the annual meeting of shareholders of Registrant to be held April 11, 1995.

INDEX TO EXHIBITS


EXHIBIT #           		   DESCRIPTION

 3(a)   Restated Bylaws of the Registrant, as amended through July, 1993

 3(b) Restated Articles of Incorporation of Registrant, as amended through July, 1993

11      Computation of Earnings Per Share

21      Subsidiaries of the Registrant

23(a)   Consent of KPMG Peat Marwick LLP

23(b)   Consent of Arthur Andersen LLP

27      Financial Data Schedule