Form 10-Q
period 1995-03-31
INTRUST FINANCIAL CORP /
filed 1995-05-12
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                _____________


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1995

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

At May 3, 1995, there were 2,343,260 shares of the registrant's common stock, par value $5 per share, outstanding.


Part 1. Financial Information


INTRUST Financial Corporation
Consolidated Condensed Balance Sheets
(Unaudited)
(in thousands of dollars except per share data)


                                                     March 31,  December 31,
Assets                                                 1995       1994
Cash and cash equivalents:
   Cash and due from banks                            $85,079    $81,084
   Federal funds sold and securities purchased
      under agreements to resell                       78,140     33,805
        Total cash and cash equivalents               163,219    114,889

Investment securities (market value, $301,745
     for 1995 and $280,759 for 1994)                  300,978    276,779

Loans                                               1,026,603  1,058,085
  Less: Unearned discount                                 218        255
        Allowance for loan losses                      20,503     19,886
          Net loans                                 1,005,882  1,037,944

Land, buildings and equipment                          31,560     31,994
Other assets                                           59,918     57,511
      Total assets                                 $1,561,557 $1,519,117

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                        $1,301,347 $1,276,076

   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                 70,100     56,987
      Other                                             7,296     10,806
        Total short-term borrowings                    77,396     67,793

   Accounts payable and accrued liabilities            17,997     12,708
   Notes payable                                       22,950     22,950
   Convertible subordinated capital notes              12,000     12,000
          Total liabilities                         1,431,690  1,391,527

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued               12,000     12,000
   Capital surplus                                     12,000     12,000
   Retained earnings                                  108,621    105,366
   Less: Treasury stock, at cost; 55,080 shares in
         1995 and 37,780 shares in 1994                 2,754      1,776
          Total stockholders' equity                  129,867    127,590
      Total liabilities and stockholders' equity   $1,561,557 $1,519,117

See accompanying notes to consolidated financial statements.


INTRUST Financial Corporation
Consolidated Condensed Statements of Income
(Unaudited - in thousands of dollars except per share data)

                                                           Three Months
                                                          Ended March 31
                                                          1995     1994
Interest income:
   Interest on loans                                     $24,529  $21,405
   Interest on investment securities                       4,199    4,259
   Interest on Federal funds sold and securities
     purchased under agreements to resell                  1,164      707
   Other interest income                                       1        0
       Total interest income                              29,893   26,371
Interest expense:
   Interest on deposits                                   10,403    7,964
   Interest on Federal funds purchased and securities
     sold under agreement to repurchase                      998      398
   Interest on capital notes                                 270      270
   Interest on other borrowings                              699      428
       Total interest expense                             12,370    9,060
         Net interest income                              17,523   17,311
Provision for loan losses                                  2,281       83
         Net interest income after provision for
           loan losses                                    15,242   17,228
Other income:
   Service charges on deposit accounts                     2,235    2,226
   Trust department fees                                   1,469    1,399
   Bankcard fees                                             793    1,086
   Other service charges, fees and income                  3,742    1,704
       Total other income                                  8,239    6,415
Other expenses:
   Salaries and employee benefits                          7,510    7,213
   Net occupancy and equipment expense                     2,072    1,908
   Advertising and promotional activities                    835    1,317
   Data processing expense                                 1,141    1,100
   Deposit insurance assessment                              709      718
   Goodwill                                                  399      357
   Other                                                   4,629    3,440
       Total other expenses                               17,295   16,053
       Income before income taxes                          6,186    7,590
Provision for income taxes                                 2,340    2,726
       Net income                                         $3,846   $4,864

Per share data:
 Net income - assuming no dilution                         $1.63    $2.04
 Net income - assuming full dilution                       $1.46    $1.81
Cash Dividends                                             $0.25    $0.25

See accompanying notes to consolidated financial statements.


INTRUST Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands of dollars)
                                                           Three Months
                                                          Ended March 31,
                                                          1995     1994
Cash provided (absorbed) by operating activities:
 Net Income                                               $3,846   $4,864
Adjustments to reconcile net income to net
 cash flows from operations:
   Provision for loan losses                               2,281       83
   Provision for depreciation and amortization             1,722    1,477
   Amortization of premium and discount on
         investment securities           	                   304      647
   Changes in assets and liabilities:
    Prepaid expenses and other assets                     (2,031)    (835)
    Income taxes                                           2,323    2,421
    Interest receivable                                     (195)   1,454
    Interest payable                                       2,509    1,627
    Other liabilities                                        (99)     442
    Other                                                    (68)     (44)
     Net cash provided by operating activities            10,592   12,136

Cash provided (absorbed) by investing activities:
   Purchase of investment securities                     (71,114) (11,053)
   Investment securities matured or called                46,611   40,899
   Net (increase) decrease in loans                       29,073  (14,845)
   Purchases of land, buildings and equipment               (693)    (842)
   Proceeds from sales of equipment                            2        5
   Proceeds from sales of other real estate and
     repossessions                                           600      741
   Other                                                     (47)     (15)
     Net cash provided by investing activities             4,432   14,890

Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                    25,271   (5,900)
   Net increase (decrease) in short-term borrowings        9,603  (20,520)
   Cash dividends                                           (590)    (595)
   Purchase of treasury stock                               (978)     (57)
     Net cash provided (absorbed) by
       financing activities                               33,306  (27,072)

       Increase (Decrease) in cash and cash equivalents   48,330      (46)

Cash and cash equivalents at beginning of period         114,889  146,447

Cash and cash equivalents at end of period              $163,219 $146,401

Supplemental disclosures
   Interest paid                                        $  9,861 $  7,433
   Income tax paid                                      $     17 $    305

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

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1994 INTRUST Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1994 Form 10-K for additional disclosure.

2. LOANS

As of May 5, 1995, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $2,117,952 and $254,197 for personal and business loans, respectively. Mr. Seymour has filed for relief under Chapter 11 of the United States Bankruptcy Code. The case is still pending.

3. ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the three months ended March 31, 1995 and 1994 (in thousands):
                                                          1995     1994
   Balance, January 1                                   $19,886  $21,793
   Additions:
     Provision for loan losses                            2,281       83
                                                         22,167   21,876
   Deductions:
     Loans charged off                                    2,448    1,504
     Less recoveries on loans
       previously charged off                               784      467
     Net loan losses                                      1,664    1,037
   Balance, March 31                                    $20,503  $20,839

4. INVESTMENT SECURITIES

Investment securities consisted of the following at March 31,
1995 and December 31, 1994 (in thousands):
                                                          1995     1994
   U.S. Government and Federal Agencies                $245,903  $216,387
   Obligations of state and political
     subdivisions                                        49,285    54,973
   Other                                                  5,790     5,419
        Total investment securities                    $300,978  $276,779

5.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding. Net income per share, assuming full dilution, is computed based upon the assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended March 31, 1995 and 1994 were 2,352,496 and 2,381,158 respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Unaudited consolidated net income of INTRUST Financial
Corporation for the three months ended March 31, 1995 was $3,846,000, a 20.9% decline from the corresponding period of the prior year. 1994 net earnings were influenced by a loan loss provision that was significantly less than that which is normally experienced by the Company. The 1995 first quarter provision for loan losses more closely corresponds to the Company's actual experience in years preceding 1994.

NET INTEREST INCOME. First quarter net interest income amounts have increased $212,000, or 1.2% over the comparable 1994 period. Volume changes had little impact on the Company's net interest income. Consolidated average interest-earning assets in the first quarter of 1995 did not differ appreciably from the average amount of comparable assets in the same period of 1994. Similarly, 1995 average interest-bearing liabilities declined only a very minor amount from 1994 levels.

The Company's interest spread during the first quarter of 1995 continued the compression experienced during much of 1994. Interest income increased $3,522,000, or 13.4% over prior year levels. This increase is attributable to interest rate increases, as yields on interest-earning assets increased approximately 105 basis points over prior year levels. Interest expense increased $3,310,000, or 36.5% over 1994 levels, as the Company saw deposits shift out of more liquid transaction accounts into higher rate interest-bearing certificates of deposit. This overall increase in funding costs served to lower the Company's interest spread by 20 basis points.

Loans, as a percentage of deposits, were 78.9% at March 31, 1995, compared to 82.9% at December 31, 1994 and 77.4% at March 31, 1994. During January, 1995, one of the Company's subsidiary banks securitized and sold $50,000,000 of credit card receivables, bringing to $100,000,000 the amount of credit card receivables securitized and sold. Total deposits of the Company have increased $25.3 million over December 31, 1994 levels. The present interest rate environment appears to be more attractive to the Company's depositors. Deposits began increasing during the last half of 1994, and that trend has continued during the first quarter of 1995. The Company's loan demand remains good, as loans would have increased during the first quarter of 1995 at an annualized rate of 7%, excluding the impact of the aforementioned securitization of credit card receivables. Loans comprised 73.4% of average interest-earning assets for the quarter ended March 31, 1995, compared to a level of 69.2% for the same period of the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended March 31, 1995 was $2,281,000, compared to a provision of $83,000 for the corresponding period of the preceding year. As noted in previous filings, the Company anticipated that its provision for loan losses would return to more traditional levels, causing some reduction in the Company's net interest income after provision for loan losses. During the five year period ended December 31, 1993, the Company's provision for loan losses averaged 1.2% of average loans outstanding. On an annualized basis, the provision for loan losses recognized by the Company in the first quarter of 1995 would equal .89% of average loans outstanding. Net charge-offs during the first quarter of 1995 were $1,664,000,
compared to $1,037,000 for the first quarter of 1994.   At March
31, 1995, nonaccrual, past due and restructured loans comprised .52% of total loans, as compared to .59% at December 31, 1994.

The allowance for loan losses at March 31, 1995 was 2.00% of total loans (net of unearned discount) compared with 1.88% at December 31, 1994. While management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio during the remainder of 1995, management intends to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at March 31, 1995. The average maturity of United States government and agency securities in the investment portfolio was 2 years, and the average maturity of municipal securities was 4 years, 3 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 1995, it has the ability and intent to hold all securities in the portfolio until maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 1995, the Company's total capital to risk-weighted assets ratio was 11.72% and its Tier 1 capital to risk-weighted assets ratio was 9.61%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Other income increased $1,824,000 or 28.4% over prior year levels. The majority of this increase is attributable to the aforementioned securitization of credit card receivables. The Company continues to service the $100,000,000 in credit card receivables that it has securitized and sold. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company. This revenue is included in other service charges, fees and income in the accompanying financial statements.

Service charges on deposit accounts recognized during the quarter ended March 31, 1995 have not changed appreciably from the same period of 1994, as there have not been significant year-over-year changes in the volumes of those accounts that typically carry a service charge. Trust fees have increased 5%, reflecting appreciation in the stock market. Bankcard fees have been impacted by the securitization mentioned above, as well as general competitive pressures, as no annual fee credit cards are becoming more common.

Other expenses have increased 7.7%, or $1,242,000 over the comparable prior year period. Much of this increase has arisen in the form of increased operational costs associated with increased credit card outstandings.

The rate of growth in employment expenses slowed during the first quarter of 1995 to 4.1%. In February, 1995, the Company consolidated the operations of its five Kansas banks into a single entity. This consolidation resulted in some staffing efficiencies, which were offset in part by nonrecurring severance costs recognized in the first quarter.

Occupancy and equipment expenses have increased 8.6% or $164,000, over 1994 levels. Much of this increase is due to depreciation on technology investments the Company has made within the past twelve months. Data processing expenses have increased nominally compared to 1994 levels. The Company anticipates that reductions in these costs will begin to be realized during the second half of the year, as the conversion to a different data processor is completed.

Advertising and promotional activities have declined from 1994 levels as the Company has entered into fewer bankcard promotions during the first quarter of 1995 when compared to 1994. Other expenses have increased 34.6% in 1995 over the comparable prior year period. Much of this increase has come about because promotions generated in 1994 resulted in increased volumes in the credit card area, and these additional volumes have resulted in increased credit card operational costs and increased fraud losses.

NEW ACCOUNTING STANDARDS.   Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan" was effective for fiscal years beginning after December 15, 1994. This Statement specifies how the allowance for credit losses related to certain loans should be determined. The Statement does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In the Company's case, approximately 43% of the loan portfolio is not subject to the provisions of this Statement. While there may be certain procedural issues to be addressed by the Company relative to the recognition and measurement of impairment so as to comply with the provisions of the Statement, the relative quality of the loan portfolio and the loss coverage presently existing in the allowance for loan losses appear, in the Company's opinion, to indicate that adoption of Statement 114 does not have a material effect on its financial statements.

PART 2.  OTHER INFORMATION

Item 6(b). Exhibits and Reports on Form 8-K.

           (a) Exhibits
               Exhibit No.       Description
                  27             Financial Data Schedule

           (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRUST Financial Corporation


Date:   May 12, 1995                  By: /s/ C.Q. Chandler IV
   C. Q. Chandler IV
   President
   (Principal Executive Officer)


Date:   May 12, 1995                  By: /s/ Jay L. Smith
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)


                        EXHIBIT INDEX

   Number                           Description
     27                               Financial Data Schedule