Form 10-Q
period 1995-06-30
INTRUST FINANCIAL CORP /
filed 1995-08-11
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-Q

                                 _____________

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                     For the period ended June 30, 1995

                                         or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
               For the transition period from _____to_____


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

At August 7, 1995, there were 2,342,760 shares of the registrant's common stock, par value $5 per share, outstanding.


                      Part 1. Financial Information

                      INTRUST Financial Corporation
                  Consolidated Condensed Balance Sheets
                                 (Unaudited)
               (in thousands of dollars except per share data)


                                                      June 30,   December 31,
Assets                                                  1995          1994
Cash and cash equivalents:
   Cash and due from banks                             $78,792       $81,084
   Federal funds sold and securities purchased
      under agreements to resell                        62,990        33,805
        Total cash and cash equivalents                141,782       114,889
Investment securities (market value, $299,572
     for 1995 and $280,759 for 1994)                   294,940       276,779

Loans                                                1,055,397     1,058,085
  Less: Unearned discount                                  189           255
        Allowance for loan losses                       22,545        19,886
        Net loans                                    1,032,663     1,037,944
Land, buildings and equipment                           31,221        31,994
Other assets                                            62,466        57,511
              Total assets                          $1,563,072    $1,519,117

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                         $1,282,056    $1,276,076
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                  85,702        56,987
      Other                                             10,258        10,806
        Total short-term borrowings                     95,960        67,793

   Accounts payable and accrued liabilities             17,611        12,708
   Notes payable                                        22,950        22,950
   Convertible subordinated capital notes               12,000        12,000
        Total liabilities                            1,430,577     1,391,527

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued                12,000        12,000
   Capital surplus                                      12,000        12,000
   Retained earnings                                   111,375       105,366
   Less: Treasury stock, at cost (57,240 shares in
         1995 and 37,780 shares in 1994)                 2,880         1,776
        Total stockholders' equity                     132,495       127,590
        Total liabilities and stockholders' equity  $1,563,072    $1,519,117


See accompanying notes to consolidated financial statements.


                      INTRUST Financial Corporation
                Consolidated Condensed Statements of Income
        (Unaudited - In Thousands of Dollars Except per Share Data)


                                               Three Months       Six Months
                                              Ended June 30,    Ended June 30,
                                               1995    1994     1995     1994
Interest income:
   Interest on loans                        $26,570  $22,250  $51,099  $43,655
   Interest on investment securities          4,701    4,021    8,900    8,281
   Interest on Federal funds sold and
      securities purchased under
      agreements to resell                    1,030      615    2,194    1,322
   Other interest income                          0        0        1        0
       Total interest income                 32,301   26,886   62,194   53,258
Interest expense:
   Interest on deposits                      11,527    8,011   21,930   15,975
   Interest on Federal funds purchased and
      securities sold under agreement
      to repurchase                           1,077      384    2,075      782
   Interest on capital notes                    270      270      540      540
   Interest on other borrowings                 455      475    1,154      903
       Total interest expense                13,329    9,140   25,699   18,200
         Net interest income                 18,972   17,746   36,495   35,058
Provision for loan losses                     4,180       57    6,461      140
         Net interest income after
           provision for loan losses         14,792   17,689   30,034   34,918
Other income:
   Service charges on deposit accounts        2,362    2,252    4,597    4,478
   Trust department fees                      1,328    1,389    2,797    2,788
   Bankcard fees                                604    1,346    1,397    2,432
   Securities gains and losses                    0        0        0        0
   Other service charges, fees and income     3,615    1,797    7,357    3,501
       Total other income                     7,909    6,784   16,148   13,199
Other expenses:
   Salaries and employee benefits             7,197    7,183   14,707   14,396
   Net occupancy and equipment expense        2,036    1,988    4,108    3,896
   Advertising and promotional activities       790    1,273    1,625    2,589
   Data processing expense                    1,080    1,008    2,221    2,108
   FDIC assessment                              711      718    1,420    1,436
   Goodwill                                     399      354      798      711
   Other                                      5,146    3,667    9,775    7,107
       Total other expenses                  17,359   16,191   34,654   32,243
       Income before income taxes             5,342    8,282   11,528   15,874
Provision for income taxes                    2,002    3,032    4,342    5,758
       Net income                            $3,340   $5,250   $7,186  $10,116

Per share data:
   Net income - assuming no dilution          $1.43    $2.21    $3.06    $4.25
   Net income - assuming full dilution        $1.28    $1.95    $2.74    $3.77
Cash Dividends                                $0.25    $0.25    $0.50    $0.50

See accompanying notes to consolidated financial statements.



                      INTRUST Financial Corporation
                   Consolidated Statements of Cash Flows
                               (Unaudited)
                         (in thousands of dollars)

                                                            Six Months Ended
                                                                June 30,
                                                             1995       1994
Cash provided (absorbed) by operating activities:
 Net Income                                                 $7,186    $10,116
Adjustments to reconcile net income to net
 cash flows from operations:
   Provision for loan losses                                 6,461        140
   Provision for depreciation and amortization               3,462      2,982
   Amortization of premium and discount on
         investment securities                                 535      1,222
   Changes in assets and liabilities:
    Prepaid expenses and other assets                       (3,428)      (179)
    Income taxes                                              (695)       199
    Interest receivable                                       (766)       797
    Interest payable                                         4,572      2,269
    Other liabilities                                         (357)      (209)
    Other                                                      (88)       (86)
     Net cash provided by operating activities              16,882     17,251

Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (91,764)   (19,228)
   Investment securities matured or called                  73,069     67,346
   Net increase in loans                                    (3,059)   (24,331)
   Purchases of land, buildings and equipment               (1,524)    (1,746)
   Proceeds from sales of equipment                             32          8
   Proceeds from sales of other real estate and
     repossessions                                           1,587      1,201
   Other                                                      (196)       (34)
     Net cash provided (absorbed) by investing activities  (21,855)    23,216

Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                       5,980    (48,653)
   Net increase (decrease) in short-term borrowings         28,167    (16,975)
   Cash dividends                                           (1,177)    (1,190)
   Purchase of treasury stock                               (1,104)       (57)
     Net cash provided (absorbed) by financing activities   31,866    (66,875)

       Increase (Decrease) in cash and cash equivalents     26,893    (26,408)

Cash and cash equivalents at beginning of period           114,889    146,447

Cash and cash equivalents at end of period                $141,782   $120,039

Supplemental disclosures
   Interest paid                                           $21,330    $15,931
   Income tax paid                                          $5,037     $5,559

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

2.  LOANS

As of August 3, 1995, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $2,117,952 and $254,197 for personal and business loans, respectively. Mr. Seymour has filed for relief under Chapter 11 of the United States Bankruptcy Code. The case is still pending.

3.  ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the six months ended June 30, 1995 and 1994 (in thousands):
                                                         1995          1994
      Balance, January 1                               $19,886       $21,793
      Additions:
            Provision for loan losses                    6,461           140
                                                        26,347        21,933
      Deductions:
           Loans charged off                             5,624         3,161
           Less recoveries on loans
                 previously charged off                  1,822         1,073
           Net loan losses                               3,802         2,088
      Balance, June 30                                 $22,545       $19,845

4.  INVESTMENT SECURITIES

Investment securities consisted of the following at June 30,
1995 and December 31, 1994 (in thousands):
                                                         1995          1994
      U.S. Government and Federal Agencies            $241,605      $216,387
      Obligations of state and political subdivisions   47,582        54,973
      Other                                              5,753         5,419
         Total                                        $294,940      $276,779


5.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding. Net income per share, assuming full dilution, is computed based upon the assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended June 30, 1995 and 1994 were 2,343,472 and 2,380,220 respectively. The weighted average number of shares outstanding for the six months ended June 30, 1995 and 1994 were 2,347,959 and 2,380,220 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the six months ended June 30, 1995 was $7,186,000, a 29.0% decline from the corresponding period of the prior year. As discussed below, the Company's 1994 provision for loan losses was much less than it normally experiences. The 1995 provision represents a return to more traditional provisions, along with 1995's somewhat higher losses in the consumer lending portion of the Company's loan portfolio.

NET INTEREST INCOME. Second quarter net interest income amounts have increased $1,226,000, or 6.9% over the comparable 1994 period. On a same-bank basis, 1995 average interest-earning assets increased 2.4% over comparable amounts in 1994, with assets obtained in the First Bank-Moore acquisition accounting for an additional 1.6% increase in average interest-earning
assets.    Similarly, year-to-date average interest-earning
assets and interest-bearing liabilities have increased only nominally from 1994 levels, 2.6% and 0.9%, respectively.

The Company's interest spread during the second quarter of 1995 increased slightly from first quarter levels. Interest income increased $5,415,000, or 20.1% over prior year levels, and has increased 16.8% on a year-to-date basis. Second quarter interest expense increased $4,189,000 over comparable 1994 amounts. During the last half of 1994 and the first quarter of 1995, interest rate increases resulted in customers investing in longer-term, higher interest-bearing deposits. As the increase in rates moderated in the second quarter, this movement slowed. Year-to-date, the Company has seen its interest costs increase 41.2%, or $7,499,000, over prior year levels. However, its spread during the second quarter increased approximately 25 basis points, as average noninterest-bearing demand deposits as a percentage of total deposits increased from 20.2% in the first quarter to 20.5%. In addition, the Company experienced yield increases arising from the repricing of credit card accounts after the expiration of introductory interest rates.

Loans, as a percentage of deposits, were 82.3% at June 30, 1995, compared to 82.9% at December 31, 1994 . Loans comprised 74.0% of average interest-earning assets for the quarter ended June 30, 1995, compared to a level of 72.9% for the same period of the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended June 30, 1995 was $4,180,000, compared to a provision of $57,000 for the corresponding period of the preceding year. As noted in previous filings, the Company anticipated that its provision for loan losses would return to more traditional levels, causing some reduction in the Company's net interest income after provision for loan losses. During the five year period ended December 31, 1993, the Company's provision for loan losses averaged 1.2% of average loans outstanding. On an annualized basis, the provision for loan losses recognized by the Company through the first half of 1995 would equal 1.26% of average loans outstanding. Net charge-offs during the second quarter and first six months of 1995 were $2,138,000 and $3,802,000, respectively. Comparable amounts for the same time periods of the preceding year were $1,051,000 and $2,088,000.

The consumer lending segment of the Company's loan portfolio has continued to grow, resulting in somewhat higher levels of loan losses. The Company has increased its allowance for loan losses in recognition of this fact. The allowance for loan losses at June 30, 1995 was 2.14% of total loans (net of unearned discount) compared with 1.88% at December 31, 1994. Management intends to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at June 30, 1995. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 10 months, and the average maturity of municipal securities was 3 years, 11 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 1995, it has the ability and intent to hold all securities in the portfolio until maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 1995, the Company's total capital to risk-weighted assets ratio was 11.66% and its Tier 1 capital to risk-weighted assets ratio was 9.58%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Second quarter other income increased $1,125,000 or 16.6% over prior year levels. For the first six months of the year, this income category has increased $2,949,000, or 22.3% over comparable prior year amounts. The majority ($3,500,000) of this increase is attributable to the securitization of credit card receivables that occurred in the fourth quarter of 1994 and the first quarter of 1995. The Company continues to service the $100,000,000 in credit card receivables that it has securitized and sold. However, it no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company.

Service charges on deposit accounts recognized during the quarter ended June 30, 1995 have not changed appreciably from the same period of 1994, as there have not been significant year-over-year changes in the volumes of those accounts that typically carry a service charge. Trust fees are flat when compared to 1994, and bankcard fees have been impacted by the securitization mentioned above, as well as general competitive pressures, as no annual fee credit cards are becoming more common.

Other expenses have increased 7.2%, or $1,168,000 over the comparable second quarter prior year period. Much of this increase has arisen in the form of increased operational costs and fraud losses associated with increased credit card outstandings as well as costs related to the credit card receivables securitization.

Second quarter employment expenses increased $14,000 over those of the comparable period in 1994. Year-to-date employment costs have increased by only 2.2%, as the consolidation of the Company's Kansas banks in February, 1995 has resulted in staffing efficiencies. At June 30, 1995 the Company had 890 full-time equivalent employees, compared to 892 at December 31, 1994.

Occupancy and equipment expenses for the quarter ended June 30 increased 2.4% or $48,000, over 1994 levels. During the first six months of 1995, these costs have increased $212,000 or 5.4%, when compared to the same period of the preceding year. Much of this increase is due to depreciation on technology investments the Company has made within the past twelve months. Data processing expenses have increased nominally compared to 1994 levels. The Company anticipates that reductions in these costs will begin to be realized during the fourth quarter, as the conversion to a different data processor is completed.

Advertising and promotional activities have declined from 1994 levels as the Company has entered into fewer credit card promotions during 1995 when compared to 1994. Other expenses have increased 37.5% in 1995 over the comparable prior year period. Much of this increase has come about because promotions generated in 1994 resulted in increased volumes in the credit card area, and these additional volumes have resulted in increased credit card operational costs and increased fraud losses.

NEW ACCOUNTING STANDARDS.   Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan" was effective for fiscal years beginning after December 15, 1994. This Statement specifies how the allowance for credit losses related to certain loans should be determined. The Statement does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In the Company's case, approximately 43% of the loan portfolio is not subject to the provisions of this Statement. The adoption of Statement 114 did not have a material effect on the financial statements due to the relative quality of the loan portfolio and the loss coverage existing in the allowance for loan losses.

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

INTRUST Financial Corporation


Date:   August 10, 1995                  By: /s/ C.Q. Chandler IV
   C. Q. Chandler IV
   President
   (Principal Executive Officer)


Date:   August 10, 1995                  By: /s/ Jay L. Smith
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)

                                EXHIBIT INDEX


     Number                                   Description
       27                                  Financial Data Schedule