Form 10-Q
period 1995-09-30
INTRUST FINANCIAL CORP /
filed 1995-11-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

                               _____________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                   For the period ended September 30, 1995

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

At November 7, 1995, there were 2,342,600 shares of the registrant's common stock, par value $5 per share, outstanding.


                        Part 1. Financial Information

                        INTRUST Financial Corporation
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                (in thousands of dollars except per share data)


                                                September 30,    December 31,

Assets                                               1995            1994
Cash and cash equivalents:
   Cash and due from banks                            $85,683        $81,084
   Federal funds sold and securities purchased
      under agreements to resell                       83,465         33,805
        Total cash and cash equivalents               169,148        114,889
Investment securities (market value, $298,891
     for 1995 and $280,759 for 1994)                  294,884        276,779

Loans                                               1,039,569      1,058,085
  Less: Unearned discount                                 391            255
        Allowance for loan losses                      26,967         19,886
        Net loans                                   1,012,211      1,037,944
Land, buildings and equipment                          30,893         31,994
Other assets                                           64,585         57,511
      Total assets                                 $1,571,721     $1,519,117

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                        $1,289,547     $1,276,076
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                 85,705         56,987
      Other                                             9,632         10,806
          Total short-term borrowings                  95,337         67,793

   Accounts payable and accrued liabilities            20,705         12,708
   Notes payable                                       20,310         22,950
   Convertible subordinated capital notes              11,854         12,000
          Total liabilities                         1,437,753      1,391,527

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued               12,000         12,000
   Capital surplus                                     12,000         12,000
   Retained earnings                                  112,858        105,366
   Less: Treasury stock, at cost (57,400 shares in
         1995 and 37,780 shares in 1994)                2,890          1,776
          Total stockholders' equity                  133,968        127,590
      Total liabilities and stockholders' equity   $1,571,721     $1,519,117


See accompanying notes to consolidated financial statements.



                          INTRUST Financial Corporation
                    Consolidated Condensed Statements of Income
               (Unaudited - In Thousands of Dollars Except per Share Data)


                                         Three Months         Nine Months
                                      Ended September 30,  Ended September 30,
                                         1995      1994       1995      1994
Interest income:
   Interest on loans                     $26,857   $23,590   $77,956   $67,245
   Interest on investment securities       4,570     3,860    13,470    12,141
   Interest on Federal funds sold and
      securities purchased under
      agreements to resell                 1,461       557     3,655     1,879
   Other interest income                       1         0         2         0
       Total interest income              32,889    28,007    95,083    81,265
Interest expense:
   Interest on deposits                   11,619     8,335    33,549    24,310
   Interest on Federal funds purchased
      and securities sold under
      agreement to repurchase              1,421       557     3,496     1,339
   Interest on capital notes                 269       270       809       810
   Interest on other borrowings              522       523     1,676     1,426
       Total interest expense             13,831     9,685    39,530    27,885
         Net interest income              19,058    18,322    55,553    53,380
Provision for loan losses                  7,330       602    13,791       742
         Net interest income after
           provision for loan losses      11,728    17,720    41,762    52,638
Other income:
   Service charges on deposit accounts     2,216     2,266     6,813     6,744
   Trust department fees                   1,379     1,409     4,176     4,197
   Credit card fees                        2,206     1,185     7,137     3,617
   Securities gains and losses                 0         0         0         0
   Other service charges, fees and income  1,540     1,720     5,363     5,221
       Total other income                  7,341     6,580    23,489    19,779
Other expenses:
   Salaries and employee benefits          7,368     7,068    22,075    21,464
   Net occupancy and equipment expense     2,179     1,999     6,287     5,895
   Advertising and promotional activities    606     1,134     2,231     3,724
   Data processing expense                 1,375     1,068     3,596     3,176
   Deposit insurance assessment             (116)      699     1,305     2,135
   Goodwill amortization                     399       356     1,197     1,067
   Other                                   4,547     3,816    14,322    10,922
       Total other expenses               16,358    16,140    51,013    48,383
       Income before income taxes          2,711     8,160    14,238    24,034
Provision for income taxes                   642     2,871     4,984     8,629
       Net income                         $2,069    $5,289    $9,254   $15,405

Per share data:
   Net income - assuming no dilution       $0.88     $2.24     $3.94     $6.49
   Net income - assuming full dilution     $0.82     $1.98     $3.57     $5.74
Cash Dividends                             $0.25     $0.25     $0.75     $0.75

See accompanying notes to consolidated financial statements.

                        INTRUST Financial Corporation
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                          (in thousands of dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                            1995      1994
Cash provided (absorbed) by operating activities:
 Net Income                                                $9,254   $15,405
Adjustments to reconcile net income to net
 cash flows from operations:
   Provision for loan losses                               13,791       742
   Provision for depreciation and amortization              5,224     4,511
   Amortization of premium and discount on
         investment securities                                684     1,708
   Changes in assets and liabilities:
    Prepaid expenses and other assets                      (3,670)   (1,427)
    Income taxes                                           (2,583)      266
    Interest receivable                                    (1,429)    1,001
    Interest payable                                        6,670     3,741
    Other liabilities                                         581       370
    Other                                                     (86)     (119)
     Net cash provided by operating activities             28,436    26,198

Cash provided (absorbed) by investing activities:
   Purchase of investment securities                     (127,641)  (34,299)
   Investment securities matured or called                108,852    92,613
   Net (increase) decrease in loans                         9,300   (50,428)
   Purchases of land, buildings and equipment              (2,355)   (2,931)
   Proceeds from sales of equipment                            43        92
   Proceeds from sales of other real estate and
     repossessions                                          2,601     2,631
   Other                                                     (330)     (150)
     Net cash provided by investing activities             (9,530)    7,528

Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                     13,471   (50,928)
   Net increase (decrease) in short-term borrowings        27,544    (6,685)
   Payments on notes payable                               (2,640)   (2,630)
   Retirement of capital notes                               (146)        0
   Cash dividends                                          (1,762)   (1,781)
   Purchase of treasury stock                              (1,114)     (994)
     Net cash provided (absorbed) by financing activities  35,353   (63,018)

       Increase (Decrease) in cash and cash equivalents    54,259   (29,292)

Cash and cash equivalents at beginning of period          114,889   146,447

Cash and cash equivalents at end of period               $169,148  $117,155

Supplemental disclosures
   Interest paid                                          $32,860   $24,144
   Income tax paid                                         $7,567    $8,363

See accompanying notes to consolidated financial statements.



                         INTRUST Financial Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)


1.  PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of INTRUST Financial Corporation and subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1994 INTRUST Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1994 Form 10-K for additional disclosure.

2.  LOANS

As of November 7, 1995, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $4,300,868 and $254,197 for personal and business loans, respectively. Mr. Seymour has filed for relief under Chapter 11 of the United States Bankruptcy Code. The personal loans of Mr. Seymour are not included in nonperforming loans since payments are current and the loans are fully collateralized. The business loans are included in the nonperforming loans total since interest payments are past due and collection of interest remains an issue for determination by the bankruptcy court.

3.  ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the nine months ended September 30, 1995 and 1994 (in thousands):
                                                           1995        1994
      Balance, January 1                                 $19,886     $21,793
      Additions:
            Provision for loan losses                     13,791         742
                                                          33,677      22,535
      Deductions:
             Loans charged off                             9,454       4,966
             Less recoveries on loans
                  previously charged off                   2,744       1,635
             Net loan losses                               6,710       3,331
      Balance, September 30                              $26,967     $19,204


The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

The Company had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS No.
114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $1,759,000 at September 30, 1995 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.

4.  INVESTMENT SECURITIES

Investment securities consisted of the following at September
30, 1995 and December 31, 1994 (in thousands):
                                                          1995        1994
      U.S. Government and Federal Agencies              $248,774    $216,387
      Obligations of state and political
           subdivisions                                   40,855      54,973
      Other                                                5,255       5,419
                                                        $294,884    $276,779

5.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding. Net income per share, assuming full dilution, is computed based upon the assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended September 30, 1995 and 1994 were 2,342,683 and 2,362,220 respectively. The weighted average number of shares outstanding for the nine months ended September 30, 1995 and 1994 were 2,346,181 and 2,374,463 respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial
Corporation for the nine months ended September 30, 1995 was $9,254,000, a 39.9% decline from the corresponding period of the prior year. As discussed more fully below, the Company's comparative results have been significantly impacted by the loan loss provisions recorded in both 1994 and 1995.

NET INTEREST INCOME. Third quarter net interest income amounts have increased $736,000, or 4.0% over the comparable 1994 period. Year-to-date, the Company's net interest income has increased 4.1% over 1994 levels. Average interest-earning assets in the third quarter increased 7% over the comparable period of 1994, with The First Bank - Moore accounting for approximately 2.5% of this total increase. Year-to-date average interest-earning assets and interest-bearing liabilities have increased nominally from 1994 levels, 4.2% and 2.4%, respectively.

The Company's interest spread during the third quarter of 1995 decreased slightly from second quarter levels, as total yields remained flat but some increase in funding costs was experienced. Third quarter interest income increased 1.8% over that realized in the second quarter, but the increase was attributable to a 2.4% increase in average interest-earning assets. Third quarter interest expense of $13,831,000 represents an increase of 42.8% over the comparable 1994 quarter and an increase of 3.8% over second quarter amounts. 1995 year-to-date interest expense has increased 41.8% over 1994 levels. In addition to the factors described above, the percentage of total 1995 deposits comprised of noninterest-bearing demand deposits fell 70 basis points from comparable 1994 amounts.

Loans, as a percentage of deposits, were 80.6% at September 30, 1995, compared to 82.9% at December 31, 1994 . The percentage of total interest-earning assets comprised of loans totaled 72.3% in the third quarter, compared to 74.0% during the second quarter.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended September 30, 1995 was $7,330,000 compared to a provision of $602,000 for the corresponding period of the preceding year. As noted in previous filings, the Company's 1994 provision was less than historical averages, and it was anticipated that its 1995 provision for loan losses would return to more traditional levels, causing some reduction in the Company's net interest income after provision for loan losses. During the five year period ended December 31, 1993, the Company's provision for loan losses averaged 1.2% of average loans outstanding. On an annualized basis, the provision for loan losses recognized by the Company through the first nine months of 1995 would equal 1.77% of average loans outstanding.

In late 1993 and during 1994, the Company elected to undertake certain credit card marketing efforts. These efforts allowed the Company to increase its credit card outstandings by approximately $100 million. However, charge-offs and losses on this new business have been greater than originally projected by the Company. The relatively high level of consumer indebtedness, along with other factors, has resulted in 1995 credit card charge-offs substantially higher than experienced previously. The following table summarizes the Company's loan loss experience. Net charge-offs in 1995 have increased approximately 100% from 1994 levels. The Company anticipates that charge-off levels will remain higher than historical averages for the remainder of 1995 and into 1996.

Summary of Loan Loss Experience
                                                            September 30,
                                                          1995         1994
Amount of loans at period-end                          $1,039,569   $1,021,006

YTD Average loans outstanding                          $1,039,178     $988,520

Beginning balance of allowance for loan losses            $19,886      $21,793

Loans charged-off
   Commercial, Financial and Agricultural                     217          395
   Real Estate-Mortgage                                       141          147
   Credit Card                                              8,456        3,941
   Installment                                                640          483
Total loans charged off                                     9,454        4,966

Recoveries on charge-offs
   Commercial, Financial and Agricultural                   1,493          704
   Real Estate-Mortgage                                        28           69
   Credit Card                                                899          654
   Installment                                                324          208
Total recoveries                                            2,744        1,635

Net loans charged off                                       6,710        3,331

Provision charged to expense                               13,791          742

Ending balance of allowance for loan losses               $26,967      $19,204

Net charge-offs/average loans                               0.65%        0.34%

Allowance for loan losses/loans at period-end               2.59%        1.88%


The accompanying table summarizes, by type, the Company's outstanding loans. Installment loans are principally comprised of credit card loans and loans secured by automobiles. The reduction in installment lending in 1995 in the table reflects the securitization of $50 million in credit card receivables in January, 1995.

                                      September 30, 1995   December 31, 1994
                                                  Percent              Percent
                                       Amount    of Total     Amount  of Total
Commercial, Financial
   and Agricultural                   $406,483      39.1%    $377,553    35.7%
Real Estate-Construction                24,246       2.3%      21,415     2.0%
Real Estate-Mortgage                   175,446      16.9%     185,105    17.5%
Installment                            433,394      41.7%     474,012    44.8%
Total                               $1,039,569     100.0%  $1,058,085   100.0%

Loans considered risk elements, as presented in the following table, totaled .78% of total loans at September 30, 1995, compared to .59% at December 31, 1994. The Company has substantially increased its allowance for loan losses as it anticipates that its charge-offs will continue to exceed its historical averages into the following year. Also, the impact of a prolonged strike by employees of a major Wichita employer introduces additional uncertainty about the overall credit climate of the Company's principal lending market. The allowance for loan losses at September 30, 1995 was 2.6% of total loans (net of unearned discount) compared with 1.88% at December 31, 1994. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

                                              September 30,   December 31,
                                                  1995           1994
      Loan Categories
          Nonaccrual Loans                       $4,112         $2,843
          Past Due 90 days or more                4,013          3,074
          Restructured Loans                          0            336
      Total                                      $8,125         $6,253

LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at September 30, 1995. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 10 months, and the average maturity of municipal securities was 4 years.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 1995, it has the ability and intent to hold all securities in the portfolio until maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 1995, the Company's total capital to risk-weighted assets ratio was 11.1% and its Tier 1 capital to risk-weighted assets ratio was 9.06%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Third quarter other income increased $761,000 or 11.6% over prior year levels. For the first nine months of the year, this income category has increased $3,710,000, or 18.8% over comparable prior year amounts. The majority of this increase is attributable to the securitization of credit card receivables that occurred in the fourth quarter of 1994 and the first quarter of 1995. The Company continues to service the $100,000,000 in credit card receivables that it has securitized and sold. However, it no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company.

Service charges on deposit accounts recognized during the quarter ended September 30, 1995 have not changed appreciably from the same period of 1994, as there have not been significant year-over-year changes in the volumes of those accounts that typically carry a service charge. Trust fees are flat when compared to 1994, and bankcard fees have been impacted by the securitization mentioned above, as well as general competitive pressures, as no annual fee credit cards are becoming more common.

Other expenses have increased 1.4%, or $218,000 over the comparable third quarter prior year period. On a year-to-date basis, 1995 other expenses have increased 5.4% over 1994 amounts. The Company would have experienced a larger increase in other expenses had it not been for two factors. During the third quarter, the Company's subsidiary banks received deposit insurance assessment refunds resulting in net deposit insurance assessments for the quarter ended September 30, 1995 of ($116,000). During the same period last year, deposit insurance assessment costs were $699,000. Also, the Company's suspension of significant credit card marketing efforts has resulted in reduced advertising and promotional expenditures.

Third quarter employment expenses increased $300,000 over those of the comparable period in 1994. Year-to-date employment costs have increased by 2.8%, as the consolidation of the Company's Kansas banks in February, 1995 has resulted in staffing efficiencies. At September 30, 1995 the Company had 875 full-time equivalent employees, compared to 892 at December 31, 1994.

Occupancy and equipment expenses for the quarter ended September 30, 1995 increased 9% or $180,000, over 1994 levels. During the first nine months of 1995, these costs have increased $392,000 or 6.6%, when compared to the same period of the preceding year. Much of this increase is due to depreciation on technology investments the Company has made within the past twelve months. Certain of these technology investments were made to support the Company's conversion to another data processor, which was completed in the third quarter. Data processing expenses in the third quarter included certain one-time conversion costs. The Company anticipates that reductions in these costs will begin to be realized during the fourth quarter.

Other expenses have increased 31.1% in the first nine months of 1995 over the comparable prior year period. Much of this increase has come about because promotions generated in 1994 resulted in increased volumes in the credit card area, and these additional volumes have resulted in increased credit card operational costs and increased fraud losses.

NEW ACCOUNTING STANDARDS.   Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets. The Company is presently assessing the impact the Statement may have on its financial statements and the period in which the Statement will be adopted.

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between purchased mortgage servicing rights and originated mortgage servicing rights. The provisions of Statement No. 122 are effective for fiscal years beginning after December 15, 1995. Because the Company is not actively engaged in the origination of mortgage servicing rights, it does not anticipate that the adoption of Statement No. 122 will have a material impact on its financial statements.

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


INTRUST Financial Corporation


Date:   November 13, 1995                  By: /s/ C.Q. Chandler IV
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:   November 13, 1995                  By: /s/ Jay L. Smith
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)


EXHIBIT INDEX


                    Number                  Description
                     27                     Financial Data Schedule