Form 10-K405
period 1995-12-31
INTRUST FINANCIAL CORP /
filed 1996-03-29
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

       (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the fiscal year ended December 31, 1995
                                   OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from _______ to ________

       Commission File Number 2-78658

                     INTRUST FINANCIAL CORPORATION
        (Exact name of registrant as specified in its charter)

         Kansas                                            48-0937376
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification Number)

       105 North Main Street
       Box One
       Wichita, Kansas                                       67202
       (Address of principal                               (Zip Code)
        executive offices)

       Registrant's telephone number, including area code:  (316)383-1111

       Securities registered pursuant to Section 12(b) of the Act:  NONE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

   At February 9, 1996, there were 2,331,670 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 4, 1996, the bid price of $61.00 per share would indicate an aggregate market value of $93,295,169 for shares held by nonaffiliates.

EXHIBIT INDEX:  Part IV hereof.

                                     PART I
ITEM 1. BUSINESS.
-----------------

        GENERAL
        INTRUST Financial Corporation, a Kansas corporation (the "Company"), is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The mailing address of the Company's only office is 105 North Main, Box One, Wichita, Kansas 67202.

        On February 11, 1995, four of the Company's direct wholly-owned banking subsidiaries (INTRUST Bank, El Dorado, N.A., INTRUST Bank, Haysville, N.A., INTRUST Bank, Johnson County, N.A., INTRUST Bank, Valley Center) were merged into INTRUST Bank, N.A., also a wholly-owned banking subsidiary of the Company. The assets and liabilities transferred in the combination were accounted for at historical cost. Income and expenses, from before and after the combination, are included in the Company's consolidated income statement for 1995.

        KSB Building Corporation ("KSBBC"), a wholly-owned subsidiary of INTRUST Bank, N.A. that owned and operated an office building, was liquidated as of November 30, 1995. The assets and liabilities of KSBBC were transferred to INTRUST Bank, N.A. at historical cost. Income and expenses, from before and after the combination, are included in the Company's consolidated income statement for 1995.

        As of the close of business on December 1, 1995, INTRUST Bank, N.A. purchased all of the outstanding common stock of The First National Bank of Ottawa ("FNBO"), a financial institution located in Ottawa, Kansas, for cash consideration of $3.5 million. FNBO was immediately merged with and into INTRUST Bank, N.A. The acquisition was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their fair value at acquisition date and the operating results of this acquisition are included in the Company's consolidated income statement from the date of acquisition. At the time of purchase, FNBO had $44 million in assets and $40 million in deposits.

        DESCRIPTION OF BUSINESS
        As of December 31, 1995, the Company's direct wholly-owned banking subsidiaries were INTRUST Bank, N.A. ("IB"), Wichita, Kansas, Will Rogers Bank ("WRB"), Oklahoma City, Oklahoma, and The First Bank ("TFB"), Moore, Oklahoma (collectively, the "Subsidiary Banks"). IB is a national banking associations organized under the laws of the United States. WRB and TFB are state banking associations organized under the laws of Oklahoma. The Subsidiary Banks provide a broad range of banking services to customers, including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, and safe deposit facilities. In addition, IB offers fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services to its customers.

        The direct and  indirect  non-banking  subsidiaries  of the Company are:
First Moore Insurance Agency, Inc. ("FMIA"), INTRUST Mortgage Corporation of Kansas ("IMC"), KSB Properties, Inc. ("KSBP") and WRB Insurance Agency, Inc. ("WRBIA") (collectively, the "Non-Banking Subsidiaries"). FMIA is a wholly-owned subsidiary of the Company; IMC, and KSBP are wholly-owned subsidiaries of IB; and WRBIA is a wholly-owned subsidiary of WRB. IMC, located in Wichita, Kansas, is engaged in the business of mortgage banking. KSBP owned partial interests in oil and gas leases that were acquired through foreclosure, all of which properties were sold in 1994. FMIA and WRBIA, which are organized under Oklahoma insurance laws, are conduits for selling credit life insurance to customers of TFB and WRB respectively.

        The Subsidiary Banks and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries".

        At December 31, 1995, IB's trust division managed assets with a market value of $1,186,000,000 in various fiduciary capacities.

        As of December 31, 1995, the Company had 21 full-time employees. The Subsidiaries collectively had approximately 787 full-time and 137 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

        The Company and the Subsidiaries do not engage in any other business.

        COMPETITION
        The Company offers a wide range of financial services through its Subsidiary Banks (IB, WRB and TFB). The Company and its Subsidiary Banks encounter intense competition in all of their activities. As lenders, the Subsidiary Banks compete not only with other banks, but also with savings associations, credit unions, finance companies, factoring companies, insurance companies and other non-banking financial institutions. They compete for savings and time deposits with other banks, savings associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities. In addition, large regional and national corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Many of such competitors have greater financial resources available for lending and acquisitions as well as higher lending limits than the Subsidiary Banks and may provide services which the Company or its Subsidiaries may not offer. In addition, non-banking financial institutions are generally not subject to the same regulatory restraints applicable to banks.

        The Company is predominantly a retail bank committed to serving the financial needs of customers in the local communities where the Subsidiary Banks and their branches are located. IB's primary service areas are Sedgwick County (including Wichita), Johnson County, El Dorado and Ottawa, Kansas; WRB's primary service area is Oklahoma City, Oklahoma; and TFB's primary service areas are Moore and Mustang, Oklahoma. The Company believes that the primary source of competition comes from approximately thirteen other banks with locations in Sedgwick County, eight in Johnson County, three in El Dorado, three in Ottawa, six in Oklahoma City, and five in Mustang and Moore. However, competition can also come from institutions that do not have offices located in the Subsidiary Banks' service areas. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

        As discussed more fully below, in September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. This legislation facilitates the interstate expansion and consolidation of banking organizations by (i) permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their home state to the same extent that national or state banks located in the home state would be authorized to do so, and (v) permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. Overall, this legislation is likely to have the effect of increasing competition and promoting geographic diversification in the banking industry. See "Federal Regulation of Bank Holding Companies" below.

        Generally, increased competition in the banking industry has the effect of requiring banks to accept lower interest rates on loans and to pay interest on a larger percentage of deposits.

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

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies by qualifying bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA also authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. Such acquisitions and mergers may be subject to such contingencies as compliance with state age laws and nationwide and statewide concentration limits. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

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

        A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of any service. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof, the taking of such stocks or securities as collateral for loans and otherwise engaging in transactions with the bank holding company and its subsidiaries. These restrictions may limit the Company's ability to obtain funds from the Subsidiary Banks. In addition, the amount of loans or extensions of credit that IB, WRB or TFB may make to the Company or to third parties secured by securities or obligations of the Company are substantially limited by the Federal Reserve Act and the Federal Deposit Insurance Act. The Board of Governors possesses cease and desist and other administrative sanction powers over bank holding companies if their actions represent unsafe or unsound practices or violations of the law.

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

        FEDERAL REGULATION OF SUBSIDIARY BANKS
        IB is a national bank. National banks are subject to regulation, supervision and examination primarily by the OCC. They are also regulated, in certain respects, by the Board of Governors and the FDIC. WRB is an Oklahoma state nonmember (of the Federal Reserve System) bank, subject to regulation and examination primarily by the OBD, and by the FDIC. TFB, which is an Oklahoma chartered state bank and member of the Federal Reserve System, is regulated primarily by the OBD and the Board of Governors. Regulation by these agencies is generally designed to protect depositors rather than stockholders.

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

        In addition to limiting the rate of interest charged by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, federal law regulates the amount of credit a national bank may extend to an individual borrower and has in the past subjected real estate lending activities to rigid statutory requirements. The Garn-St Germain Depository Institutions Act of 1982 (the "1982 Act") liberalized federal law with respect to both of these types of lending activities by increasing the maximum amount of credit a national bank may extend to an individual borrower and by simplifying the statutory framework pursuant to which national banks may extend real estate loans.

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

        STATE REGULATION OF SUBSIDIARY BANKS
        Kansas law permits a Kansas bank to install remote service units, also known as automatic teller machines, throughout the state. Remote service units which are not located at the principal place of business of the bank or at a branch location of the bank must be available for use by other banks and their customers on a non-discriminatory basis. Federal law generally allows national banks to establish branches in locations which do not violate state law.

        All limitations and restrictions of the Oklahoma Banking Code applicable to Oklahoma chartered banks apply to such banks that become subsidiaries of a foreign bank holding company. In addition, Oklahoma chartered banks that are subsidiaries of foreign bank holding companies are required to maintain current reports showing the bank's record of meeting the credit needs of its entire community with the OBD. Subject to approval of the Oklahoma Banking Board ("OBB"), any Oklahoma bank may maintain and operate outside attached facilities and two detached facilities with tellers' windows for drive-in or walk-up service. Of the two detached facilities, one may be located less than one thousand feet from the bank's main building and one may be located less than three miles from the main bank building. Subject to the approval of the OBB, any branch may maintain and operate one outside attached facility with tellers' windows for drive-in or walk-up service. Upon written notice to the OBC, an Oklahoma state bank may also install and operate consumer banking electronic facilities. An Oklahoma bank offering such services to a bank which establishes or maintains a consumer banking electronic facility must make the use thereof available to banks located in Oklahoma on a fair and equitable basis of non-discriminatory access and rates.

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


        CAPITAL REQUIREMENTS
        The Board of Governors together with the other federal regulatory agencies jointly promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with holding various categories of assets (the "Guidelines"). The Guidelines, which are applicable to all bank holding companies and federally supervised banking organizations, took effect on March 15, 1989, and were fully phased into the existing supervisory system as of the end of 1992. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100 percent), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for possible loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown below in comparison with the consolidated ratios of the Company and for each of the Subsidiary Banks at December 31, 1995. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. All of the Subsidiary Banks also exceeded the minimum guidelines at the individual bank level.

                                          Company       IB       WRB       TFB
                         Guidelines       Ratios      Ratios    Ratios    Ratios
Tier 1 Ratio                4.0%           8.75%       9.15%    14.07%    12.12%
Total Capital Ratio         8.0%          10.58%      10.41%    15.17%    13.46%

        In addition to the Guidelines, the Board of Governors requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 3 percent. For all but the most highly rated bank holding companies, the leverage ratio is to be 3 percent plus an additional cushion of at least 100 to 200 basis points. The Company's consolidated leverage ratio at December 31, 1995 was 6.69%. Similar requirements also apply to the Subsidiary Banks. At December 31, 1995 the leverage ratio for IB, WRB and TFB were 7.08%, 8.72% and 6.08% respectively.

        The FDIC Improvement Act requires all regulators of insured depository institutions to classify such institutions according to the following "prompt corrective action" categories: (1) well capitalized, (2) adequately capitalized,
(3) undercapitalized, (4) significantly undercapitalized or (5) critically undercapitalized. Undercapitalized, significantly undercapitalized and critically undercapitalized institutions may be required to take or to refrain from taking certain actions, such as, among other things, requiring a recapitalization or divestiture of subsidiaries or restricting transactions with affiliates, interest rates on deposits, asset growth or distributions to parent bank holding companies, until such institution becomes adequately capitalized. As of the last classification, all of the Subsidiary Banks were categorized as "well capitalized".

        The Kansas Banking Code requires a minimum capital level of $250,000 for a state bank in existence on July 1, 1975, which is applicable to all banks chartered in Kansas. All of the Kansas-chartered Subsidiary Banks exceeded this minimum capital requirement.

        The minimum capital level for an Oklahoma state bank is based on the population of the community in which the bank is located. TFB and WRB exceed the applicable minimum capital requirements for their communities of $750,000 and $900,000, respectively.

        DIVIDENDS
        The National Bank Act restricts the payment of dividends by a national bank generally as follows: (i) no dividends may be paid which would impair the bank's capital, (ii) until the surplus fund of a national banking association is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends, and (iii) the approval of the OCC is required if dividends declared by a national banking association in any year exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

        On August 16, 1995, the FDIC lowered the assessment made for most BIF members, by establishing a new assessment rate schedule of 0.04% to 0.31% of insured deposits. On the same date, the FDIC published a final rule that retains the existing assessment rate of 0.23% to 0.31% of insured deposits for members of the Savings Association Insurance Fund ("SAIF"). On November 14, 1995, the FDIC further reduced insurance premiums on BIF deposits by $.04 per $100 of insured deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually. The revised BIF schedule will create a significant disparity in the amount of deposit assessments paid by well-capitalized BIF members and well-capitalized SAIF members, for an undetermined period of time.

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


ITEM 2.   PROPERTIES.
-------   -----------

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

        As of December 31, 1995, IB had ten detached branch facilities in Wichita, Kansas. IB owns the facilities and the land at six offices. With respect to the four other detached offices, IB owns the facilities and leases the land on which such offices are located from unaffiliated parties.

        IB had two small branch offices which serve residents and staff members of retirement communities located in Wichita, Kansas.

        IB also had offices in nine Dillon supermarkets in Wichita. The office space at each of these locations is leased from an unaffiliated party.

        In addition to the above Wichita locations, IB had offices in the following communities:

        A branch owned and a Dillon supermarket office leased by IB in El Dorado, Kansas

        A branch owned by IB in Haysville, Kansas.

        A branch owned by IB in Ottawa, Kansas.

        A main banking office, one detached facility and a Dillon supermarket office in Johnson County, Kansas. IB owns the main office building and leases the land where the main office building is located as well as the other two offices.

        A branch owned by IB in Valley Center, Kansas.

        IB had loan production offices in Oklahoma City, Oklahoma and Tulsa, Oklahoma. Both offices are leased from unaffiliated parties.

        Total square footage of all facilities owned and occupied by IB, as of December 31, 1995, was approximately 251,400 square feet.

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


ITEM 3.   LEGAL PROCEEDINGS.
-------   ------------------

        There are no legal proceedings pending against the Company. Certain of the subsidiaries of the Company are parties in a variety of legal proceedings, none of which is considered to be material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ----------------------------------------------------------------------

The common stock of the Company is traded in the local over-the-counter market on a limited basis. Transactions in the common stock are relatively infrequent. The following table sets forth the per share high and low bid quotations for the periods indicated as reported by the National Quotation Bureau, Incorporated (NQB).

                                   1995            1994
                              -------------    ------------
                               High     Low    High     Low
                               ----     ---    ----     ---
     1st Quarter                $56     $54     $48     $48
     2nd Quarter                 58      56      50      48
     3rd Quarter                 59      58      54      50
     4th Quarter                 59      59      54      54


     The quotations in the above table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On February 9, 1996, there were 463 stockholders of record for the 2,331,670 shares of outstanding common stock. Approximately 77% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of thirty-two other states, with no singular concentrations. In 1995, the Company received cash dividends in the amount of $24,500,000, and $750,000 from two of its subsidiaries, IB and WRB, respectively. The Company declared cash dividends of $3,517,895, or $1.50 per share during 1995 and $5,914,835, or $2.50 per share during 1994. During 1995, dividend declaration dates were January 10, April 11, July 11, October 10 and December 12. During 1994, dividend declaration dates were January 11, April 12, July 12, October 11 and December 13. The payment of dividends by the Company is dependent upon receipt of cash dividends from the Subsidiary Banks. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 13) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company will be the quarterly interest payments to holders of $11,853,800 in 9% Convertible Subordinated Capital Notes due 1999, and the quarterly interest payments and annual principal payment on the variable rate note payable to Boatmen's First National Bank of Kansas City. Additional information concerning the Capital Notes and Boatmen's note may be found in the "Notes to Consolidated Financial Statements" (notes 8 and 9). The Company's Board of Directors will continue to review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data

Years Ended December 31,                        1995         1994         1993         1992         1991
                                           ----------   ----------   ----------   ----------   ----------
Operations:
 Interest income                           $  127,919   $  110,383   $   98,825   $   96,313   $  104,727
 Interest expense                              53,460       38,267       34,253       38,368       55,130
                                           ----------   ----------   ----------   ----------   ----------
     Net interest income                       74,459       72,116       64,572       57,945       49,597
 Provision for loan losses                     18,118        2,962        5,596        8,906       10,800
                                           ----------   ----------   ----------   ----------   ----------
     Net interest income after provision
      for loan losses                          56,341       69,154       58,976       49,039       38,797
 Noninterest income                            33,620       26,888       24,224       20,565       17,089
 Noninterest expenses                          71,195       66,189       57,420       47,224       43,499
                                           ----------   ----------   ----------   ----------   ----------
     Income before income taxes                18,766       29,853       25,780       22,380       12,387
 Provision for income taxes                     6,379       10,884        8,154        6,546        3,290
                                           ----------   ----------   ----------   ----------   ----------
     Income before cumulative effect of
      accounting change                        12,387       18,969       17,626       15,834        9,097
 Cumulative effect of accounting change             0            0            0        1,679            0
                                           ----------   ----------   ----------   ----------   ----------
Net income                                 $   12,387   $   18,969   $   17,626   $   17,513   $    9,097
                                           ==========   ==========   ==========   ==========   ==========
Average shares outstanding                  2,344,762    2,371,377    2,381,859    2,395,694    2,399,844
                                           ==========   ==========   ==========   ==========   ==========
Per share data assuming no dilution:
 Income before cumulative effect of
   accounting change                       $     5.28   $     8.00   $     7.40   $     6.61   $     3.79
 Cumulative effect of accounting change             0            0            0          0.7            0
                                           ----------   ----------   ----------   ----------   ----------
Net income                                 $     5.28   $     8.00   $     7.40   $     7.31   $     3.79
                                           ==========   ==========   ==========   ==========   ==========
Per share data assuming full dilution:
 Income before cumulative effect of
   accounting change                       $     4.77   $     7.10   $     6.59   $     5.92   $     3.50
 Cumulative effect of accounting change             0            0            0          0.6            0
                                           ----------   ----------   ----------   ----------   ----------
Net income                                 $     4.77   $     7.10   $     6.59   $     6.52   $     3.50
                                           ==========   ==========   ==========   ==========   ==========

Cash dividends per share                   $     1.50   $     2.50   $     1.50   $     2.00   $     1.25
                                           ==========   ==========   ==========   ==========   ==========
Balance sheet data at year-end:
 Total assets                              $1,666,984   $1,519,117   $1,523,868   $1,251,610   $1,214,315
 Total deposits                             1,367,141    1,276,076    1,283,284    1,066,323    1,027,273
 Long-term notes payable                       20,310       22,950       25,580          700          815
 Convertible capital notes                     11,854       12,000       12,000       12,000       12,000
 Stockholders' equity                         135,163      127,590      115,529      101,616       89,470
 Book value per share                           57.81        54.01        48.51        42.62        37.30

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
-------  ------------  ----------  -------------------------  -------------
         RESULTS OF OPERATIONS.
         ----------------------

   FINANCIAL OVERVIEW
   INTRUST Financial Corporation's 1995 net earnings of $12,387,000 declined $6,582,000, or 34.7%, from 1994 levels. The principal cause of this decline was the significant increase in the Company's provision for loan losses in 1995. The 1995 provision exceeded that recognized in 1994 by over $15,000,000.

   As more fully discussed in "ASSET QUALITY AND PROVISION FOR LOAN LOSSES", the Company experienced greater than anticipated loan losses in its consumer sector, primarily in its credit card portfolio. As noted in previous filings, the Company elected in late 1993 and 1994 to more aggressively market its credit card products. The Company charged-off a much higher level of accounts obtained in this marketing campaign than it had experienced in previous marketing efforts.

   In addition to the credit quality issues experienced in 1995, the Company elected to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995. Adoption of the provisions of this Statement, which is required to be adopted in 1996, resulted in the recognition of a $2.5 million impairment loss during the fourth quarter of 1995.

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

   The Company experienced an increased level of loan charge-offs in 1995. Net charge-offs in 1995 were $12,300,000, as compared to $5,000,000 and $3,500,000 in 1994 and 1993, respectively. Net charge-offs in the credit card portfolio totaled $10,900,000 (or 88.6% of total net charge-offs) in 1995. Comparable net charge-offs in the credit card portfolio in 1994 and 1993 were $4,900,000 and $3,900,000, respectively. The increasing level of charge-offs in the credit card sector were the principal reason the Company's provision for loan losses increased from $5,596,000 in 1993 and $2,962,000 in 1994 to $18,118,000 in 1995.
The provision for loan losses as a percentage of average net loans was 1.79% in 1995, compared to .30% in 1994 and .69% in 1993.

   As previously mentioned, the Company entered into national marketing campaigns in 1993 and 1994 to increase its level of credit card outstandings. During 1995, the Company's losses arising from accounts acquired in these national campaigns significantly exceeded the Company's previous experience. As a result, the Company substantially increased its provision for loan losses and corresponding allowance for loan losses.

   While the Company did experience unfavorable performance in its credit card portfolio, other lines of business in the lending area generally continued to perform favorably. At December 31, 1995, approximately one-half of the Company's loan portfolio was represented by commercial loans and one-half was comprised of consumer lending (when including securitized credit card receivables). In 1994 and 1993, approximately 47% and 38%, respectively of the Company's total loan portfolio was comprised of consumer loans. Net charge-offs (recoveries) in the commercial lending area (including real estate) in 1995, 1994 and 1993 were $791,000, ($302,000) and ($889,000) respectively. In the non-credit card consumer sector net charge-offs were $607,000 in 1995 compared to $393,000 in 1994 and $429,000 in 1993.

   Nonperforming loans in the Company's credit card operations comprise a somewhat higher percentage of total credit card outstandings than are experienced in the remainder of the loan portfolio. Nonperforming credit card loans increased from $2,535,000 at December 31, 1994 to $4,839,000 at December 31, 1995. Total nonaccrual, past due and restructured loans at December 31, 1995 increased $3,118,000 from 1994 levels, and represented .88% of total year-end loans. Comparable percentages in 1994 and 1993 were .59% and .53%, respectively. The Company's allowance for loan losses at year-end was equal to 276% of nonaccrual , past due and restructured loans. The comparable percentages in 1994 and 1993 were 318% and 421%, respectively. The allowance for loan losses equaled 2.43%, 1.88% and 2.24% of total loans outstanding at December 31, 1995, 1994, and 1993, respectively.

   The largest single net charge-off during 1995 was to a commercial enterprise. No trends were noted during the year that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio, other than the increased losses experienced in the credit card accounts acquired in the national solicitations in 1993 and 1994. Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information.

   Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio in 1996. The Company does not anticipate a substantial decline in the level of net credit card charge-offs next year, and does not believe there will be a significant reduction in the Company's provision for loan losses.

   NET INTEREST INCOME
   The Company's net interest income increased $2,343,000, or 3.2% over the 1994 amount, to $74,459,000. This follows an 11.7% increase in 1994's net interest income over comparable 1993 amounts. During 1994 and 1993 the Company experienced modest compression in its net yield on interest-earning assets, but increased volumes resulted in increases in net interest income. In 1995, the Company's net yield on interest-earning assets increased five basis points to 5.30%, while the net differential between its interest-earning assets and its interest-bearing liabilities declined 2%. Net interest income in 1995 was influenced by the Company's securitization and sale of a total of $100,000,000 of credit card receivables in December 1994 and January 1995 and the reduction in non-interest bearing deposit accounts as a percentage of total funding sources (18.2% in 1995, 19.2% in 1994 and 18.9% in 1993).

   As noted in previous filings, net interest income in 1994 and 1993 was heavily influenced by the acquisition of Kansas State Bank & Trust ("KSB&T") in mid-1993. This acquisition resulted in a significant increase in average interest-earning assets in those years. Similar acquisition activity at this level was not present in 1995, and the 2.3% increase in interest-earning assets reflects internally-generated growth. Had the Company not securitized and sold the aforementioned credit card receivables, average interest-earning assets would have increased approximately 9.5% over 1994 levels.

   The interest rate environment present in 1995 was markedly different from that experienced in 1994. A significant flattening of the yield curve occurred in 1995, resulting in a modest inversion in the curve at the end of the year. At year-end 1995, the spread between Federal Funds and the thirty-year Treasury rate was approximately 50 basis points. The corresponding differential at year-end 1994 was approximately 240 basis points. During the first half of 1995, the Company saw its deposit base invest in somewhat longer-term instruments, while this trend reversed during the second half of the year.

   The overall yield on average total interest-earning assets increased 103 basis points from 1994 levels. This contrasts with a decline in 1994 of 22 basis points from 1993 levels. The increasing interest rate environment present in 1994 and early 1995 resulted in many of the Company's interest-earning assets carrying higher average rates during 1995. The largest component change in earning asset yields occurred in Federal funds sold, as short-term yields in 1995 remained high compared to other maturity ranges. The Company's cost of interest-bearing liabilities increased 119 basis points over 1994 levels, as customers elected to invest in somewhat longer-term instruments early in 1995 to take advantage of relatively high interest rates. As rates began to decline during the year, many of the Company's customers elected to invest in short-term repurchase agreements. This resulted in a $36 million increase in average short-term debt, with the Company investing these funds in Federal funds sold.

   Yields on average interest-earning assets declined in 1994 from 1993 levels, as the investment portfolio continued to be impacted by the marking of the acquired KSB&T portfolio to market at mid-year 1993. This resulted in a significant portion of the Company's investment portfolio being carried at yields that were present in July 1993, which was a relatively low interest rate environment.

   Given the investment alternatives present in the securities market, the Company continued to actively generate loans. Even after securitizing $100 million in credit card loans, 72.2% of total average interest-earning assets in 1995 were comprised of loans, compared with 72.3% in 1994 and 67.4% in 1993. This resulted in loans as a percentage of deposits and short-term debt averaging 72.9% in both 1995 and 1994.

   As previously noted, the Company experienced a shift out of short-term time deposits and interest-bearing demand deposits into short-term repurchase agreements (which are classified as short-term debt). Average total deposits and short-term debt increased 2.2% over the comparable amounts of 1994. Although the percentage increase is modest, it does represent the reversal of a trend, as average deposits and short-term debt declined in both 1994 and 1993 (excluding the impact of the KSB&T acquisition).

   The Company currently does not expect significant changes in the interest rate environment in 1996, although uncertainty associated with the Federal budget process and other political considerations could influence interest rates in 1996. In addition, competitive changes in its principal marketplace are expected to result in continued pressure on the interest margin. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

   NONINTEREST INCOME
   Noninterest  income increased  25.0%, or $6,732,000,  in 1995 to $33,620,000.
This compares to an 11.0% increase in 1994. In 1994 much of the increase realized in noninterest income was volume related, arising from increased service charge and other income on deposit accounts acquired in mid-year 1993, with the KSB&T merger, and, to a larger extent, from a 23% increase in credit card outstandings resulting in increased fee income in both the cardholder and merchant portions of the credit card business.

   In 1995, the majority of the increase in noninterest income can be attributed to the securitization of credit card receivables that occurred in the fourth quarter of 1994 and the first quarter of 1995. The Company continues to service the $100,000,000 in credit card receivables that it has securitized and sold. However, it no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company. This resulted in credit card fees increasing by $5,629,000 or 106.8% over 1994 amounts. The growth in this income statement line item in 1994 as compared to 1993 was 38.7%. As previously mentioned, a substantial increase in credit card outstandings, due to certain marketing programs put into place in the fourth quarter of 1993, resulted in the fee increases in 1994. The Company expects the credit card business to remain very competitive, as new pricing mechanisms continue to be introduced in the marketplace.

     In October 1995, approximately $10,000,000 in credit card loans were sold, generating a one-time, nonrecurring gain of $2,018,000. It is not the policy of the Company to sell components of its credit card portfolio. This transaction arose because the Company ceased to provide services to one of its affinity groups, and that affinity group elected to repurchase the accounts of its members.

     The Company's trust fee revenue is driven principally by the dollar value of assets under management. The Company did not experience a significant change in managed assets in 1995, resulting in a 2% increase in annual trust fee revenue. During 1994, trust fee revenue increased $363,000 or 6.9%, due primarily to the establishment of new account relationships and the full-year impact of the former KSB&T trust customers.

     Service charges on deposit accounts recognized during 1995 did not change appreciably from 1994, as there have not been significant changes in the volumes of those accounts that typically carry a service charge. The $84,000 decline would have been greater however, if not for the approximately $500,000 in additional fees generated by The First Bank ("TFB"), following its acquisition in December of 1994.

   The 1995 decrease in other service charges, fees, and income was $945,000, with the majority of this decline attributable to the Company's decision to discontinue much of its data processing service to downstream correspondent banks. During 1994, the Company introduced the sale of non-deposit investment instruments, with this activity responsible for much of the increase over 1993 levels in other service charges, fees and income.

   NONINTEREST EXPENSE
   Noninterest expenses in 1995 increased $5,006,000, or 7.6% over 1994 levels. This follows increases of 15.3% and 21.6% in 1994 and 1993, respectively. The principal causes of the 1995 increase were the incurring of a full year of operational support of the assets acquired and liabilities assumed in the TFB acquisition, a write-down in value of the former KSB&T bank building, increased expense due to the credit card securitization and higher credit card fraud and other losses. Areas that resulted in decreased expenses to the Company were lower deposit insurance assessments, and decreased promotional and marketing efforts in the credit card business.

   Salaries and employee benefits increased $1,054,000, or 3.7% in 1995, as the Company made certain enhancements to its employee benefit plans, resulting in additional expense. Employment levels were lower in 1995 when compared to the prior year due to reductions following the consolidation of the Company's Kansas banking entities into a single charter, and continuing efforts to control this area of noninterest expense. At the end of 1995, the Company had a total staff (on a full-time equivalent basis) of 877, as compared to 892 and 861 at the end of 1994 and 1993, respectively.

   The increase in 1994 year-end staffing levels is attributable to the Company's acquisition of TFB, in December 1994. Total compensation costs were nominally impacted by the TFB acquisition (less than $100,000) and also by certain severance costs paid to employees in conjunction with the Company's consolidation of its Kansas banking entities.

   Salary and employee benefit costs in 1995 represented 1.87% of average total assets, as compared to a 1994 percentage of 1.85%. The comparable 1993 percentage was 1.89% (excluding merger-related severance costs).

   Net occupancy expenses increased $3,257,000, to $10,856,000 in 1995 after increasing $872,000 to $7,599,000 in 1994. $2,500,000 of the 1995 increase is due to early adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which resulted in the recognition of an impairment loss of an office building acquired in the 1993 KSB&T merger. The remainder of the 1995 increase was mostly because of a full year of TFB expenses and increased depreciation on fixed assets, as the Company has continued to invest in technology equipment and software. The majority of the 1994 increase is attributable to depreciation recognized on fixed assets acquired during 1993 and 1994 (including the fixed assets acquired in the KSB&T merger).

   Data processing expenses decreased $279,000, or 5.6% from 1994 levels. During 1994, the Company elected to make certain changes in its data processing activities and to change its existing data processing provider. The Company began to realize increased efficiencies resulting from the change in data processing platforms during the latter half of 1995, but cost savings in data processing should be more evident in 1996. The $732,000 increase in data processing expense in 1994 resulted from increased account volumes realized after the KSB&T acquisition, and certain conversion costs incurred related to the change in data processing vendors.

   Beginning in June of 1995, the Company's subsidiary banks received a reduction in deposit insurance assessments, lowering the expense for the year by $1,197,000 compared to 1994. The Company is uncertain of the exact impact this reduction in deposit insurance assessment will have in 1996. The Company has SAIF insured deposits obtained in prior years when it acquired the deposits of two failed savings and loan institutions. If the current proposals relating to the recapitalization of the Savings Insurance Fund are passed by Congress, the Company estimates it will incur a one-time charge of $800,000 - $900,000 on its SAIF insured deposits. In addition, the legislation would require BIF-insured institutions to share in the payment of interest on the Financing Corporation ("FICO") bonds. Prospective assessments are dependent on the Congressional resolution of the funding of the deposit insurance funds and underlying debt instruments.

   Advertising and promotional expenses in 1995 declined $1,821,000 from 1994 levels, as the Company suspended much of its national credit card marketing efforts. The Company anticipates resuming very selective national marketing of its credit card products in 1996. This expense category increased $2,704,000 in 1994 compared to 1993, as the Company engaged in national marketing of its credit card business.

   Other noninterest expenses increased $3,720,000, or 36.1% from 1994 levels. Much of this increase has come about because promotions generated in 1994 resulted in increased volumes in the credit card area, and these additional volumes have resulted in increased credit card operational costs and increased fraud losses. Other factors contributing to the increase in other noninterest expenses were costs associated with the Company's securitization of credit card receivables and a full year of operational support for TFB following its acquisition by the Company in December of 1994.

   Included in other noninterest expenses are the Company's payments to Systematics, Inc. and M&I Data Services for data processing services and to First Data Resources, Inc. for bankcard processing.

   Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

   CONCENTRATIONS OF CREDIT RISK
   Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita MSA. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. A relatively stable economic environment was present in the region during 1995. The Company believes a similar climate will be present in 1996. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City area through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas.

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

   Consumer credit is comprised of credit card and installment loans, and represents the largest concentration of overall risk in the loan portfolio. The company experienced decreases in this portion of its loan portfolio in 1995, although credit card totals declined primarily because of securitization of $50,000,000, and the sale of $10,000,000, of these loans during the year. In large part, installment receivables represent loans made to acquire automobiles and are secured by the automobile. Credit card receivables are represented by Mastercard and VISA customers, and are unsecured. The majority of consumer credit is extended in the service areas previously described, although the Company has marketed its credit card products to a wider geographic area. As previously mentioned, the credit quality of accounts obtained in the Company's recent credit card marketing campaign resulted in higher than expected charge-offs in this category of consumer credit. INTRUST suspended much of its national marketing of credit card accounts in 1995, and has determined that its marketing efforts in this area in 1996 will be substantially different than its efforts in 1993 and 1994. The Company believes its charge-offs in the credit card sector will continue to run above its historical averages in 1996, but it does not believe this category represents an excessive concentration of risk. The volume and risk in these loans is continuously evaluated and reflected in the allowance for loan losses.

   During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).

   OFF-BALANCE-SHEET RISK
   Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments.
However, the Company has entered into two credit card securitization transactions. The securitization of credit card receivables allows the Company to free up capital for other uses and to more effectively manage its balance sheet. One floating rate transaction, in the amount of $50,000,000, was consummated in December 1994. A second fixed rate transaction, also for $50,000,000, was concluded in January 1995. Neither the credit card receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company.

   At December 31, 1995, the aggregate amount of commitments to extend credit outstanding was $320,116,000, excluding credit card lines of $1,186,961,000. Comparable amounts at December 31, 1994 and 1993 were $230,190,000 and $171,966,000, respectively. At December 31, 1995, the aggregate amount of letters of credit outstanding was $30,846,000 compared to $29,573,000 at December 31, 1994 and $24,220,000 at December 31, 1993.

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

   INVESTMENT  PORTFOLIO RISK
   Analysis of the investment portfolio is included in Table 4, Investment Portfolio, and Table 5, Maturities and Yield Analysis. Except for a small portion of its portfolio (less than 1%) classified as available-for-sale, the Company has the ability, and management has the intent, to hold investment securities to maturity. The Company does not maintain a trading account or engage in trading activities. On occasion, maturities will be pre-funded. Pre-funding occurs within a short period prior to the maturity of the maturing obligations.

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

   The day-to-day liquidity needs of the Company are primarily met by the management of the Federal funds position. Adjustments in the Company's net Federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. the Company has contractual maturities of investment securities, including mortgage-backed securities, in the next year of $109,754,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. In addition, a significant portion of the loan portfolio is comprised of installment instruments that provide an additional source of liquidity through their normal run-off. As previously discussed in this analysis, the Company securitized and sold certain credit card receivables in December 1994 and January 1995. Proceeds from these transactions provide additional sources of liquidity.

   A major component of the asset/liability management process is the focus on the control of interest rate exposure. Emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 1995, the Company's interest rate sensitivity based on contractual maturities. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure.


INTEREST RATE SENSITIVITY
December 31, 1995                             1 to 90       91 to 180     181 to 365       1 to 2        Over
(Dollars in thousands)                          Days           Days           Days          Years       2 Years         Total
                                            ----------     ----------     ----------     ----------    ----------    ----------
Interest-earning assets:
  Net Loans                                 $  480,551     $  112,228     $  124,037     $  120,276    $  200,293    $1,037,385
  Investment Securities                         27,421         23,910         58,424        121,513        88,978       320,246
  Federal funds sold                           112,020              0              0              0             0       112,020
                                            ----------     ----------     ----------     ----------    ----------    ----------
   Total interest-earning assets            $  619,992     $  136,138     $  182,461     $  241,789    $  289,271    $1,469,651
                                            ==========     ==========     ==========     ==========    ==========    ==========

Interest-bearing liabilities:
  Interest-bearing deposits                 $  626,155     $   85,019     $   97,027     $  121,312    $  143,709    $1,073,222
  Federal funds purchased                      107,775              0              0              0             0       107,775
  Other borrowings                              30,038              0            150            160        11,854        42,202
                                            ----------     ----------     ----------     ----------    ----------    ----------
   Total interest-bearing liabilities       $  763,968     $   85,019     $   97,177     $  121,472    $  155,563    $1,223,199
                                            ==========     ==========     ==========     ==========    ==========    ==========

Interest rate sensitivity                   ($ 143,976)    $   51,119     $   85,284     $  120,317    $  133,708
Cumulative interest rate sensitivity        ($ 143,976)    ($  92,857)    ($   7,573)    $  112,744    $  246,452
Cumulative interest rate sensitivity gap
as a percentage of total assets                 (8.64)%        (5.57)%        (0.45)%         6.76%        14.78%
Cumulative ratio of interest-sensitive
assets  to interest-sensitive liabilities
                                                 81.15%         89.06%          99.2%       110.56%       120.15%

   The following information should be read in conjunction with the consolidated statement of cash flows, which appears under item 8 of this report.

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents increased $100,094,000 for the year ended December 31, 1995, as the net cash provided by operating and financing activities exceeded the net cash used in investing activities. The $24,037,000 of net cash provided by operating activities resulted from $40,899,000 in earnings, adjusted for noncash charges and credits, offset in part by adjustment for gain on sale of loans ($2,018,000) and changes in noninvestment assets and nonfinancing liabilities ($14,844,000). Cash outflows from investing activities resulted primarily from purchases of investment securities ($169,124,000) net of securities matured or called ($146,596,000). Cash was provided by financing activities mainly because of increases in deposits of $50,725,000 and short-term borrowings of $50,020,000.

   For the year ended December 31, 1994, cash and cash equivalents decreased $31,558,000, as the net cash absorbed by financing activities exceeded the net cash provided by operating and investing activities . Cash was absorbed by financing activities primarily because of a decrease in deposits of $51,774,000. Net cash, of $29,254,000, provided by operating activities resulted from $30,343,000 in earnings, adjusted for noncash charges and credits. Within investing activities, cash inflows, largely produced by securities matured or called ($122,787,000), were partially offset by purchases of investment securities ($36,780,000) and a net increase in loans ($78,426,000).

   The Company's ability to pay dividends on its common stock and interest on its capital notes is primarily dependent upon funds provided by dividends from the Subsidiary Banks. The payment of dividends by the Subsidiaries is restricted only by regulation. At December 31, 1995, approximately $3,486,000 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Banks combined with cash balances maintained by the parent company at December 31, 1995 provide the parent company with sufficient liquidity to meet its needs.

   CAPITAL ADEQUACY
   Capital strength is important to the success of INTRUST Financial Corporation. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. At December 31, 1995, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At December 31, 1995, the Company's total capital to risk-weighted assets was 10.6% and its Tier 1 capital to risk-weighted assets ratio was 8.8%. These ratios were 11.3% and 9.2%, respectively in 1994. While the Company's total year-end stockholders' equity has increased 5.9% from 1994 levels, there has been slight decline in the aforementioned capital ratios. This is primarily caused by a regulatory rule change, effective April 1, 1995, that limits the amount of deferred tax assets dependent upon future taxable income that the Company may include in regulatory capital.

   Capital ratios of the Company's subsidiary banks are as follows:

                                           INTRUST      Will Rogers  The First
                                          Bank, N.A.       Bank        Bank

    Leverage Ratio                           7.08%          8.72%       6.08%
    Core Capital/Risk Weighted Assets        9.15%         14.07%      12.12%
    Total Capital/Risk Weighted Assets      10.41%         15.17%      13.46%

   Dividends declared in 1995 were $3,518,000 ($1.50 per share). Dividends of $5,915,000 ($2.50 per share) and $3,574,000 ($1.50 per share) were declared in
1994 and 1993, respectively. The Company, over the last three years, has retained $33.5 million in net earnings, adding substantially to its strength and capital position.

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

   The estimated fair value (as computed) of its financial assets exceeded the book value of those assets by approximately $15.2 million. The estimated book value of financial assets exceeded its fair value by $1.1 million in 1994. The year-over-year change is due to the decreasing interest rate environment present in 1995. As interest rates declined during 1995, the fair value of the Company's interest-earning assets increased. The fair value of investment securities that had been purchased during a period of higher interest rates increased, as did loans which reprice at intervals that lag the actual 1995 interest rate movements. As previously noted, a significant portion (34.3%) of the Company's investment portfolio will mature during 1996. The fair value of loans is based on discounting scheduled cash flows. The declining interest rate environment experienced in 1995 resulted in the fair value of the loan portfolio exceeding book value because a number of the Company's loans were made during periods when interest rates exceeded those presently being charged.

   The estimated fair value of financial liabilities at December 31, 1995 exceeded their book value by $18.9 million. This difference was $6.9 million in 1994. The amount that the fair value of time deposits exceeds book value, of approximately $7.5 million, arises because certain time deposits were obtained during a period of higher interest rates, and as interest rates have declined, the scheduled cash flows of these instruments are more than the cash flows that would be anticipated at current market rates. The difference in the fair value and book value of the Company's convertible capital notes, of approximately $11.5 million, reflects the fact that the coupon on the debt is currently above market interest rates and that the common stock conversion price is significantly below the current market price of the Company's common stock.

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

   NEW ACCOUNTING  STANDARDS
   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets. The Company elected to adopt this Statement in 1995. Adoption of the provisions of this Statement resulted in the Company recording an impairment loss in the fourth quarter of $2,500,000 on an office building that was acquired in the KSB&T merger transaction. This impairment loss was computed based on the difference between the building's previous carrying value and the total of the projected discounted cash flows to be received from the operation of the building. This loss is reflected in net occupancy and equipment expense in the accompanying consolidated statements of income.

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

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation. The Statement, which is effective for transactions entered into in fiscal years that begin after December 15, 1995, defines a fair value based method of accounting for an employee stock option or similar equity instrument, but it does allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". As noted in footnote 13 to the financial statements, during 1995 the Company granted, subject to shareholder approval, options to acquire 32,500 shares of the Company's common stock. The Company anticipates that it will account for these stock options using the intrinsic value based method of accounting, and will provide pro forma disclosures as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

CONSOLIDATED  STATISTICAL INFORMATION

The following tables, charts and comments present selected financial information relating to INTRUST Financial Corporation in compliance with the statistical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations

Average Balance Sheet                                                                     (Table 1)
---------------------                                                                     ---------
The daily average amounts by condensed categories for the past three years is presented below (Dollars in thousands):


Year Ended December 31                           1995                  1994                 1993
                                               Average    Percent    Average    Percent   Average    Percent
                                               Balance   of Total    Balance   of Total   Balance    of Total
                                              ---------- --------   ---------- --------  ----------  --------
Assets:
Cash and Due from Banks                       $   80,204      5.1%  $   82,525      5.4% $   78,681       5.8%
Taxable Investment Securities                    249,407     15.8      257,270     16.7     248,620      18.4
Nontaxable Investment
  Securities                                      45,152      2.9       61,427      4.0      73,711       5.5
Federal Funds Sold                                95,718      6.1       61,425      4.0      71,498       5.3
Loans (net of allowance
  for loan losses)                             1,014,339     64.3      993,521     64.5     814,469      60.4
Building and Equipment                            31,390      2.0       31,446      2.0      23,219       1.7
Other                                             60,395      3.8       52,891      3.4      39,247       2.9
                                              ----------      ---   ----------      ---  ----------       ---
Total                                         $1,576,605    100.0%  $1,540,505    100.0% $1,349,445     100.0%
                                              ==========    =====   ==========    =====  ==========     =====

Liabilities and Stockholders' Equity:
Demand Deposits                               $  258,844     16.4%  $  268,184     17.4% $  231,985      17.2%
Savings and Interest-Bearing
  Demand Deposits                                497,746     31.6      542,468     35.2     475,198      35.2
Time Deposits                                    535,061     33.9      487,759     31.7     441,555      32.7
Short-Term Debt                                   99,695      6.3      63,631       4.1      56,096       4.2
Long-Term Debt                                    33,822      2.2       36,495      2.4      24,787       1.8
Other Liabilities                                 18,866      1.2       14,766      1.0      13,878       1.0
Stockholders' Equity                             132,571      8.4      127,202      8.2     105,946       7.9
                                              ----------      ---   ----------      ---  ----------       ---
Total                                         $1,576,605    100.0%  $1,540,505    100.0% $1,349,445     100.0%
                                              ==========    =====   ==========    =====  ==========     =====


Net Interest-Earnings Analysis                                                            (Table 2)
------------------------------                                                            ---------
The  following  table  presents an  analysis  of the  average  yields on earning assets, average rates paid on interest bearing liabilities, and the net interest differential  for each of the past three years.  Loans on nonaccrual  basis and overdrafts are included in the average loan amounts.

The Net Yield on  Interest-Earning  Assets is net  interest  income  divided  by average interest-earning assets.

Year Ended December 31                     1995                       1994                        1993
                             ---------------------------  --------------------------   ---------------------------
                               Average    Total    Yield    Average   Total    Yield     Average   Total     Yield
(Dollars in thousands)         Balance   Income   or Rate   Balance   Income  or Rate    Balance   Income   or Rate
                             ---------- --------  ------- ---------- -------- -------  ----------  -------  -------
Taxable Investment
  Securities                  $ 249,407 $ 14,892    5.97% $  257,270 $ 11,639    4.52% $  248,620  $13,495    5.43%

Nontaxable Invest-
  ment Securities*               45,152    3,329   10.98      61,427    4,299   10.52      73,711    5,604   11.44
                             ---------- --------    ----  ---------- --------    ----  ----------  -------    ----
Total Investment Securities*    294,559   18,221    6.74     318,697   15,938    5.68     322,331   19,099    6.80

Federal Funds Sold               95,718    5,581    5.83      61,425    2,315    3.77      71,498    2,233    3.12

Net Loans                     1,014,339  104,117   10.26     993,521   92,130    9.27     814,469   77,493    9.51
                             ---------- --------    ----  ---------- --------    ----  ----------  -------    ----
Total Interest-Earning
  Assets*                    $1,404,616 $127,919    9.22% $1,373,643 $110,383    8.19% $1,208,298  $98,825    8.41%
                             ========== ========    ====  ========== ========    ====  ==========  =======    ====

* Yields on tax-exempt  securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                    1995                        1994                          1993
                             ---------------------------  --------------------------  ---------------------------
                               Average    Total    Yield   Average    Total    Yield    Average     Total    Yield
(Dollars in thousands)         Balance   Expense  or Rate  Balance   Expense  or Rate   Balance    Expense  or Rate
                             ---------- --------  ------- ---------- -------- -------  ----------  -------  -------

Savings and Interest-
   Bearing Demand Deposits    $ 497,746  $14,347    2.88% $  542,468  $11,828    2.18%   $475,198  $11,062    2.33%
Other Time Deposits             535,061   30,843    5.76     487,759   21,336    4.37     441,555   19,872    4.50
                             ---------- --------  ------- ---------- -------- -------  ----------  -------  -------
Total Deposits                1,032,807   45,190    4.38   1,030,227   33,164    3.22     916,753   30,934    3.37

Short-Term Debt                  99,695    5,504    5.52      63,631    2,030    3.19      56,096    1,518    2.71
Long-Term Debt                   33,822    2,766    8.18      36,495    3,073    8.42      24,787    1,801    7.27
                             ---------- --------  ------- ---------- -------- -------  ----------  -------  -------
Total Interest-Bearing
   Liabilities               $1,166,324  $53,460    4.58% $1,130,353  $38,267    3.39%   $997,636  $34,253    3.43%
                             ========== ========    ====  ========== ========    ====  ==========  =======    ====
Net Differential             $  238,292  $74,459          $  243,290  $72,116            $210,662  $64,572
                             ========== ========          ========== ========          ==========  =======
Net Yield on Interest-
   Earning Assets                                   5.30%                        5.25%                        5.34%
                                                    ====                         ====                         ====


Change in Interest Income and Interest Expense                                            (Table 3)
----------------------------------------------                                            ---------
Further insight into year-to-year changes in net interest income may be gained by segregating the rate and volume components of the increases in interest  income and expense  associated with earning assets and interest-bearing liabilities.

The following table presents this rate/volume  analysis comparing changes in net interest income from 1995 to 1994 and from 1994 to 1993.

Net interest  income  increased in 1995 as a result of positive rate variances .
The increase in 1995 due to rate changes is primarily because of an increase in yields on net loans. Overall increases in yields on earning assets exceeded increases in interest-bearing liabilities. Average interest-earning assets grew, but to a lesser extent than interest- bearing liabilities, resulting in a decrease in net interest income due to volume changes.

                                                         1995 vs. 1994                   1994 vs. 1993
                                               ------------------------------  ------------------------------
                                                         Due  to Changes in             Due  to Changes in
                                                         --------------------           ---------------------
                                               Increase                        Increase
(Dollars in thousands)                         (Decrease) Volume     Rates     (Decrease)  Volume     Rates
-------------------------------------------------------------------------------------------------------------
Taxable Investment Securities                    $ 3,253    $ (366)   $ 3,619    $(1,856)   $   456  $(2,312)

Nontaxable Investment  Securities                   (970)   (1,190)       220     (1,305)      (884)    (421)
                                                 -------    ------    -------    -------    -------  -------
Total Investment Securities                        2,283    (1,556)     3,839     (3,161)      (428)  (2,733)

Federal Funds Sold                                 3,266     1,650      1,616         82       (341)     423

Net Loans                                         11,987     1,964     10,023     14,637     16,648   (2,011)
                                                 -------    ------    -------    -------    -------  -------
Total Interest-Earning Assets                    $17,536    $2,058    $15,478    $11,558    $15,879  $(4,321)
                                                 =======    ======    =======    =======    =======  =======

Savings and Interest-Bearing  Demand Deposits      2,519    (1,039)     3,558        766      1,497     (731)

Other Time Deposits                                9,507     2,223      7,284      1,464      2,033     (569)
Total Deposits                                    12,026     1,184     10,842      2,230      3,530   (1,300)
                                                 -------    ------    -------    -------    -------  -------
Short-Term Debt                                    3,474     1,518      1,956        512        220      292

Long-Term Debt                                      (307)     (221)       (86)     1,272        952      320
                                                 -------    ------    -------    -------    -------  -------
Total Interest-Bearing Liabilities                15,193     2,481     12,712      4,014      4,702     (688)
                                                 -------    ------    -------    -------    -------  -------
Net Interest Income                              $ 2,343    $ (423)   $ 2,766    $ 7,544    $11,177  $(3,633)
                                                 =======    ======    =======    =======    =======  =======

Investment Portfolio                                    (Table 4)
--------------------                                    ---------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):

                                                 1995        1994        1993
                                               --------    --------    --------
      U.S. Treasury Securities                 $151,268    $119,215    $139,496
      U.S. Agency Securities                    132,723      97,172     130,346
      State, County and Municipal Securities     33,043      54,973      63,971
      Other Securities                            3,212       5,419       7,748
                                               --------    --------    --------
      Total                                    $320,246    $276,779    $341,561
                                               --------    --------    --------
                                               ========    ========    ========

Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.



Maturities and Yield Analysis                                                             (Table 5)
-----------------------------                                                             ---------
The  distribution of maturities and weighted  average  yields of  investment  securities  at
December 31, 1995 is as follows  (Dollars in  thousands):

                          Total           Within 1 Year       1-5 Years        5-10 Years     After 10 Years  Average
                         Amount  Yield    Amount  Yield    Amount   Yield    Amount  Yield     Amount Yield  Maturity
                        -------- -----   -------- -----   --------  -----   -------  -----    ------- -----  --------

                                                                                                             1 year,
U.S.Treasury            $151,268   6.1%  $ 66,059   5.6%  $ 85,209   6.5%   $     0   0.0%    $    0   0.0%  2.5 mos.
                                                                                                             2 years,
U.S. Agencies            132,723   6.3     37,451     5     78,883   6.7     15,395   7.2        994   8.6   7.3 mos.

State, County and                                                                                            3 years,
 Municipal Securities*    33,043  10.5      6,244  11.7     14,160  10.6      9,849   9.8      2,790  10.2   1.0 mo.

                                                                                                             9 years,
Other Securities           3,212   4.3          0     0         47  11.3          0     0      3,165   4.2  10.6 mos.
                        --------   ---   --------   ---   --------  ----    -------   ---     ------   ---  ---------
                                                                                                             2 years,
Total                   $320,246   6.6%  $109,754   5.7%  $178,299   7.0%   $25,244   8.2%    $6,949   7.2%  .9 mos.
                        ========   ===   ========   ===   ========   ===    =======   ===     ======   ===   ========


        *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.


Loan Portfolio                                                                            (Table 6)
--------------                                                                            ---------
A breakdown of outstanding  loans,  by type, at year-end for the past five years is as follows (Dollars in thousands):

                                  1995                 1994               1993               1992              1991
                          -------------------  -------------------  -----------------  ----------------- ------------------
                                      Percent              Percent            Percent            Percent            Percent
                            Amount   of Total    Amount   of Total   Amount  of Total   Amount  of Total   Amount  of Total
                          ---------- --------  ---------- --------  -------- --------  -------- --------  -------- --------
Commercial, Financial
   and Agricultural       $  416,428    39.2%  $  377,553    35.7%  $389,513    39.9%  $295,392    39.1%  $240,489    35.2%
Real Estate-Construction      25,491     2.4       21,415     2.0     17,725     1.8     10,070     1.3     11,839     1.7
Real Estate-Mortgage         189,375    17.8      185,105    17.5    200,406    20.6    133,250    17.6    124,900    18.3
Installment, excluding
  credit card                259,047    24.3      261,961    24.8    201,236    20.7    152,227    20.2    138,982    20.3
Credit card                  173,270    16.3      212,051    20.0    166,021    17.0    165,071    21.8    167,239    24.5
                          ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----
Total                     $1,063,611   100.0%  $1,058,085   100.0%  $974,901   100.0%  $756,010   100.0%  $683,449   100.0%
                          ==========   =====   ==========   =====   ========   =====   ========   =====   ========   =====




Maturities and Sensitivity to Interest Rate Changes                                       (Table 7)
---------------------------------------------------                                       ---------
The  maturity  distribution  of loans  outstanding  at  December  31,  1995 (excluding Real Estate-  Mortgage, and  Installment) by type and sensitivity to interest rate changes is as follows (Dollars in thousands):

                                                  Due                                       Loans Due After One Year
                                     One Year   After 1 Year     After                           Within      After
                                     or Less    thru 5 Years    5 Years                          5 Years    5 Years
                                     --------   ------------    -------                          -------    -------
Commercial, Financial                                                        Fixed Rates         $26,674     $1,298
   and Agricultural                  $296,856     $91,858       $27,714
Real Estate-                                                                 Floating or
   Construction                        10,935       6,680         7,876         Adjustable Rate   71,864     34,292
                                     --------     -------       -------                          -------    -------
Total                                $307,791     $98,538       $35,590      Total               $98,538    $35,590
                                     ========     =======       =======                          =======    =======

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


Risk Elements                                                          (Table 8)
-------------                                                          ---------
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
                             1995       1994       1993       1992      1991
                            ------     ------     ------     ------    ------
Loan Categories
     Nonaccrual Loans       $3,988     $2,843     $2,756     $3,001    $6,886
     Past Due Loans          5,383      3,074      2,053      1,654       985
     Restructured Loans          0        336        370      1,589       296
                            ------     ------     ------     ------    ------
Total                       $9,371     $6,253     $5,179     $6,244    $8,167
                            ======     ======     ======     ======    ======

Gross interest income that would have been recorded in 1995 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $302,000. The amount of interest on those loans that was actually included in income for the period was $3,000.

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

The classification of a loan as nonaccrual or reduced rate does not necessarily indicate that the ultimate collection of the loan principal and interest is doubtful. In fact, the Company's experience suggests that a significant percentage of both principal and interest on loans so classified, particularly commercial and real estate loans, is eventually recovered. Interest income on nonaccrual loans is recognized only in the period when realized. At the same time, however, management recognizes the lower quality and above normal risk characteristics of these loans and, therefore, considers the potential risk of principal loss on loans included in this category in evaluating the adequacy of the allowance for possible loan losses.

Management has identified additional problem loans in the portfolio which are not stated in Table 8. These loans are reviewed on a continuous basis. They comprise less than 0.7 percent of the loan portfolio. The Company has developed a credit risk rating system in which a high percentage of loans in each bank are evaluated by Credit Review staff.

Summary of Loan Loss Experience                                                           (Table 9)
-------------------------------                                                           ---------
The table below presents,  in summary form, for the past five years the year-end and average  loans  outstanding;
the changes in the  allowance for loan losses, with loans charged off and  recoveries on loans  previously charged off by loan category;  the ratio of net  charge-offs to average loans;  and the ratio of the allowance for losses to year-end loans outstanding (Dollars in thousands):

                                                   1995         1994          1993         1992         1991
                                               ----------   ----------      --------     --------     --------
Amount of loans at year-end                    $1,063,611   $1,058,085      $974,901     $756,010     $683,449
Average loans outstanding                      $1,037,067   $1,013,831      $834,412     $678,398     $646,201

Beginning balance of allowance for loan
losses                                            $19,886      $21,793       $16,099      $13,767      $10,637

Allowance of banks acquired                           172          164         3,579          685            0

Loans charged-off:
   Commercial, Financial and Agricultural           2,672          845           211        3,241        1,547
   Real Estate-Construction                             0            0            50           50          530
   Real Estate-Mortgage                                85          248            56          455          897
   Installment                                        999          662           680          649          719
   Credit Cards                                    12,089        5,779         4,682        5,641        5,805
                                               ----------   ----------      --------     --------     --------
Total loans charged off                            15,845        7,534         5,679       10,036        9,498
                                               ----------   ----------      --------     --------     --------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural           1,926        1,261         1,031        1,680          434
   Real Estate-Construction                             0            0             0            0          499
   Real Estate-Mortgage                                40          134           175          202          204
   Installment                                        392          269           251          158          215
   Credit Cards                                     1,203          837           741          737          476
                                               ----------   ----------      --------     --------     --------
Total recoveries                                    3,561        2,501         2,198        2,777        1,828
                                               ----------   ----------      --------     --------     --------
Net loans charged off                              12,284        5,033         3,481        7,259        7,670

Provision charged to expense                       18,118        2,962         5,596        8,906       10,800
                                               ----------   ----------      --------     --------     --------
Ending balance of allowance for loan losses       $25,892      $19,886       $21,793      $16,099      $13,767
                                               ==========   ==========      ========     ========     ========
Net charge-offs/average loans                       1.18%        0.50%         0.42%        1.07%        1.19%

Allowance for loan losses/loans at year-end         2.43%        1.88%         2.24%        2.13%        2.01%


A breakdown of the allowance for loan losses, at the end of the past five years, is presented below (Dollars
in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:            1995         1994          1993         1992         1991
                                               ----------   ----------      --------     --------     --------
   Commercial, Financial and Agricultural         $ 7,613      $ 6,694       $ 8,638      $ 4,911      $ 4,513
   Real Estate-Construction                           221          339           271          491           53
   Real Estate-Mortgage                             2,621        4,104         4,680        2,973        1,704
   Installment                                        868        1,414         1,624        1,539        1,494
   Credit Cards                                    14,569        7,335         6,580        6,185        6,003
                                               ----------   ----------      --------     --------     --------
Ending balance of allowance for loan losses       $25,892      $19,886       $21,793      $16,099      $13,767
                                               ==========   ==========      ========     ========     ========

Percent of loans in each category to total loans    1995         1994          1993         1992         1991
                                               ----------   ----------      --------     --------     --------
   Commercial, Financial and Agricultural           39.2%        35.7%         39.9%        39.1%        35.2%
   Real Estate-Construction                           2.4          2.0           1.8          1.3          1.7
   Real Estate-Mortgage                              17.8         17.5          20.6         17.6         18.3
   Installment                                       24.3         24.8          20.7         20.2         20.3
   Credit Cards                                      16.3         20.0          17.0         21.8         24.5
                                               ----------   ----------      --------     --------     --------
Total                                              100.0%       100.0%        100.0%       100.0%       100.0%
                                               ==========   ==========      ========     ========     ========

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $25,892,000 adequate to cover losses inherent in loans outstanding at December 31, 1995. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators and the Company's independent certified public accountants.

Deposits                                                                                  (Table 10)
--------                                                                                  ----------
A breakdown of average deposits by type for the past three years is as follows (Dollars in thousands):

Year Ended December 31                      1995                 1994                  1993
                                   --------------------- ---------------------  --------------------
                                     Average    Average    Average   Average     Average    Average
                                     Balance   Rate Paid   Balance   Rate Paid   Balance   Rate Paid
                                   ----------  --------- ----------  --------   ---------- ---------
Demand Deposits                    $  258,844       --   $  268,184      --     $  231,985       --
Interest-Bearing Demand               421,296     2.98%     455,410    2.30%       385,153     2.31%
Savings Deposits                       76,450     2.33       87,058    2.17         90,045     2.40
Time Deposits                         535,061     5.76      487,759    4.37        441,555     4.50
                                   ----------            ----------             ----------
Total                              $1,291,651            $1,298,411             $1,148,738
                                   ==========            ==========             ==========


Time Deposits                                                         (Table 11)
-------------                                                         ----------
     The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

  At December 31                                                        1995
  ----------------------------------------------------------------------------

     Time deposits in amounts of $100,000 or more maturing in:
        3 months or less                                              $ 29,787
        Over 3 months through 6 months                                  20,707
        Over 6 months through 12 months                                 30,218
        Over 12 months                                                  38,689
                                                                      --------
              Total                                                   $119,401
                                                                      ========

Return on Equity and Assets                                           (Table 12)
---------------------------                                           ----------
The following table presents a three year history of certain operating ratios:

  Year Ended December 31                      1995          1994          1993
                                              ----          ----          ----
  Return on Average Assets                    0.79          1.23          1.31
  Return on Average Equity                    9.34         14.91         16.64
  Dividend Payout Ratio                       28.4         31.25         20.27
  Average Equity to Average Assets Ratio      8.41          8.26          7.85

Short-Term Borrowings                                                 (Table 13)
---------------------                                                 ----------
Information for each category of short-term borrowings for which the average balance outstanding for the period was at least 30 percent of stockholders' equity at the end of the period is presented below (Dollars in thousands):

  Year Ended December 31                       1995          1994          1993
                                             -------       -------       -------
  Federal Funds Purchased:
    Ending Balance                           $46,545       $17,685       $27,835
    Ending Balance Rate                        5.63%         4.67%         2.70%
    Largest Month-End Balance                $54,070       $64,605       $34,120
    Average Balance                          $34,703       $30,667       $25,401
    Average Interest Rate                      5.76%         3.53%         2.72%

  Federal funds purchased transactions are borrowings of immediately available bank funds, for one business day, at a specified interest rate.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------  --------------------------------------------

INTRUST FINANCIAL CORPORATION
Consolidated Balance Sheets
December 31, 1995 and 1994

Dollars in thousands except per share data                    1995       1994
                                                          ---------- ----------
Assets
 Cash and cash equivalents:
   Cash and due from banks                                $  102,963 $   81,084
   Federal funds sold and securities purchased under
        agreements to resell                                 112,020     33,805
                                                          ---------- ----------
      Total cash and cash equivalents                        214,983    114,889
                                                          ---------- ----------
 Investment securities:
   Held-to-maturity                                          315,430    274,253
   Available-for-sale                                          1,923          0
   Equity, at cost                                             2,893      2,526
                                                          ---------- ----------
      Total investment securities                            320,246    276,779
                                                          ---------- ----------
 Loans                                                     1,063,611  1,058,085
   Less:
     Unearned discount                                           334        255
     Allowance for loan losses                                25,892     19,886
                                                          ---------- ----------
      Net loans                                            1,037,385  1,037,944
                                                          ---------- ----------
 Land, buildings and equipment, net                           28,684     31,994
 Accrued interest receivable                                  12,548     10,372
 Other assets                                                 53,138     47,139
                                                          ---------- ----------
      Total assets                                        $1,666,984 $1,519,117
                                                          ========== ==========

Liabilities and Stockholders' Equity
 Deposits:
   Demand                                                 $  293,919 $  268,351
   Savings and interest-bearing demand                       528,570    494,448
   Time                                                      544,652    513,277
                                                          ---------- ----------
      Total deposits                                       1,367,141  1,276,076
                                                          ---------- ----------
 Short-term borrowings:
   Federal funds purchased and securities sold under
        agreements to repurchase                             107,775     56,987
   Other                                                      10,038     10,806
                                                          ---------- ----------
       Total short-term borrowings                           117,813     67,793
                                                          ---------- ----------
 Accounts payable and accrued liabilities                     14,703     12,708
 Notes payable                                                20,310     22,950
 Convertible capital notes                                    11,854     12,000
                                                          ---------- ----------
       Total liabilities                                   1,531,821  1,391,527
                                                          ---------- ----------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
    authorized, 2,400,000 shares issued                       12,000     12,000
 Capital surplus                                              12,000     12,000
 Retained earnings                                           114,235    105,366
 Treasury stock, at cost (61,770 shares in 1995 and
    37,780 shares in 1994)                                    (3,156)    (1,776)
 Unrealized securities gains, net of tax                          84          0
                                                          ---------- ----------
      Total stockholders' equity                             135,163    127,590
                                                          ---------- ----------
      Total liabilities and stockholders' equity          $1,666,984 $1,519,117
                                                          ========== ==========

 The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 1995, 1994 and 1993

Dollars in thousands except per share data          1995       1994      1993
------------------------------------------          ----       ----      ----
Interest income:
 Loans                                            $104,117    $92,130   $77,493
 Investment securities:
   Taxable                                          14,892     11,639    13,495
   Nontaxable                                        3,329      4,299     5,604
 Federal funds sold, securities purchased under
   agreements to resell, and other                   5,581      2,315     2,233
                                                  --------    -------   -------
   Total interest income                           127,919    110,383    98,825
                                                  --------    -------   -------
Interest expense:
 Deposits:
   Savings and interest-bearing demand              14,347     11,828    11,062
   Time                                             30,843     21,336    19,872
 Federal funds purchased and securities sold
   under agreements to repurchase                    5,041      2,030     1,272
 Convertible capital notes                           1,076      1,080     1,080
 Other borrowings                                    2,153      1,993       967
                                                  --------    -------   -------
   Total interest expense                           53,460     38,267    34,253
                                                  --------    -------   -------
   Net interest income                              74,459     72,116    64,572
Provision for loan losses                           18,118      2,962     5,596
                                                  --------    -------   -------
   Net interest income after provision
     for loan losses                                56,341     69,154    58,976
                                                  --------    -------   -------
Noninterest income:
 Service charges on deposit accounts                 9,053      9,137     8,712
 Trust department fees                               5,718      5,604     5,241
 Credit card fees                                   10,898      5,269     3,799
 Gain on sale of credit card loans                   2,018          0         0
 Securities gains                                        0          0        60
 Other service charges, fees and income              5,933      6,878     6,412
                                                  --------    -------   -------
   Total noninterest income                         33,620     26,888    24,224
                                                  --------    -------   -------
Noninterest expenses:
 Salaries and employee benefits                     29,554     28,500    26,361
 Net occupancy and equipment expense                10,856      7,599     6,727
 Data processing expense                             4,686      4,965     4,233
 Supplies                                            2,841      2,735     2,515
 Deposit insurance assessment                        1,638      2,835     2,650
 Postage and dispatch                                2,387      2,380     2,084
 Advertising and promotional activities              3,609      5,430     2,726
 Goodwill amortization                               1,596      1,437       886
 Other                                              14,028     10,308     9,238
                                                  --------    -------   -------
   Total noninterest expenses                       71,195     66,189    57,420
                                                  --------    -------   -------
   Income before provision for income taxes         18,766     29,853    25,780
Provision for income taxes                           6,379     10,884     8,154
                                                  --------    -------   -------
   Net income                                      $12,387    $18,969   $17,626
                                                  ========    =======   =======

Per share data:
   Net income - assuming no dilution                 $5.28      $8.00     $7.40
   Net income - assuming full dilution               $4.77      $7.10     $6.59

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1995, 1994 and 1993

                                                                              Unrealized      Total
Dollars in thousands except              Common   Capital  Retained  Treasury Securities  Stockholders'
  per share data                          Stock   Surplus  Earnings    Stock     Gains       Equity
                                         -------- -------- ---------  ------- ----------  ------------
Balances, December 31, 1992               $12,000  $12,000  $ 78,260  $  (644)    $    0      $101,616
  Net income                                    0        0    17,626        0          0        17,626
  Cash dividends ($1.50 per share)              0        0    (3,574)       0          0        (3,574)
  Purchase of treasury stock                    0        0         0     (139)         0          (139)
                                          -------  -------  --------  -------     ------      --------
Balances, December 31, 1993                12,000   12,000    92,312     (783)         0       115,529
  Net income                                    0        0    18,969        0          0        18,969
  Cash dividends ($2.50 per share)              0        0    (5,915)       0          0        (5,915)
  Purchase of treasury stock                    0        0         0     (993)         0          (993)
                                          -------  -------  --------  -------     ------      --------
Balances, December 31, 1994                12,000   12,000   105,366   (1,776)         0       127,590
  Net income                                    0        0    12,387        0          0        12,387
  Cash dividends ($1.50 per share)              0        0    (3,518)       0          0        (3,518)
  Purchase of treasury stock                    0        0         0   (1,380)         0        (1,380)
  Net change in unrealized gains
    on available-for-sale securities            0        0         0        0         84            84
                                          -------  -------  --------  -------     ------      --------
Balances, December 31, 1995               $12,000  $12,000  $114,235  $(3,156)    $   84      $135,163
                                          =======  =======  ========  =======     ======      ========


The accompanying notes are an integral part of these consolidated financial statements.


INTRUST FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 1995, 1994 and 1993

Dollars in thousands                                            1995         1994         1993
--------------------                                         ---------    ---------    ---------
Cash provided (absorbed) by operating activities:
 Net Income                                                  $  12,387    $  18,969    $  17,626
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                    18,118        2,962        5,596
   Provision for depreciation and amortization                   7,022        6,228        4,827
   Amortization of premium and accretion of
    discount on investment securities                              788        2,179        2,750
   Write-down of real estate to estimated market value           2,584            5          120
   Gain on sale of loans                                        (2,018)           0            0
   Changes in assets and  liabilities,  net of effect
     from  purchase of acquired entity:
    Loans held for sale                                         (6,889)         788       (1,380)
    Prepaid expenses and other assets                           (3,679)      (3,656)         237
    Income taxes                                                (3,888)         218       (3,043)
    Interest receivable                                         (1,625)         560        1,808
    Interest payable                                               809          549         (595)
    Other liabilities                                              429          528          650
    Other                                                           (1)         (76)        (191)
                                                             ---------    ---------    ---------
   Net cash provided by operating activities                    24,037       29,254       28,405
                                                             ---------    ---------    ---------
Cash provided (absorbed) by investing activities:
 Purchase of banks, net of cash and cash
  equivalents acquired                                           5,783        3,073       (3,642)
 Purchase of investment securities                            (169,124)     (36,780)     (96,371)
 Investment securities matured or called                       146,596      122,787      178,677
 Proceeds from sale of investment securities                         0            0          177
 Net increase in loans                                         (11,952)     (78,426)     (38,586)
 Proceeds from sale of loans                                    12,108            0            0
 Purchases of land, buildings and equipment                     (3,485)      (4,640)      (6,065)
 Proceeds from sale of equipment                                    44          102           93
 Proceeds from sale of other real estate and repossessions       3,396        3,306        2,955
 Other                                                            (370)        (661)        (583)
                                                             ---------    ---------    ---------
   Net cash provided (absorbed) by investing activities        (17,004)       8,761       36,655
                                                             ---------    ---------    ---------
Cash provided (absorbed) by financing activities:
 Net increase (decrease) in deposits                            50,725      (51,774)     (89,991)
 Net increase (decrease) in short-term borrowings               50,020       (8,261)       7,944
 Payments on notes payable                                      (2,640)      (2,630)        (120)
 Retirement of convertible capital notes                          (146)           0            0
 Proceeds from notes payable                                         0            0       25,000
 Cash dividends                                                 (3,518)      (5,915)      (3,574)
 Purchase of treasury stock                                     (1,380)        (993)        (139)
                                                             ---------    ---------    ---------
   Net cash provided (absorbed) by financing activities         93,061      (69,573)     (60,880)
                                                             ---------    ---------    ---------
   Increase (Decrease) in cash and cash equivalents            100,094      (31,558)       4,180

Cash and cash equivalents at beginning of year                 114,889      146,447      142,267
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                     $ 214,983    $ 114,889    $ 146,447
                                                             =========    =========    =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

INTRUST  FINANCIAL  CORPORATION
Notes  to  Consolidated   Financial  Statements
December 31, 1995, 1994, and 1993
Dollars in thousands except per share data


1) Summary of Significant Accounting Policies

   INTRUST Financial Corporation (the "Company"), is a bank holding company incorporated under the laws of the state of Kansas and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of INTRUST Bank, N.A., Wichita, Kansas; Will Rogers Bank, Oklahoma City, Oklahoma; The First Bank, Moore, Oklahoma; and First Moore Insurance Agency, Inc., Moore, Oklahoma (the subsidiaries). The Company's primary business is providing customers in Kansas and Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage services.

   The accounting and reporting  policies of the Company  conform with generally
accepted  accounting   principles  and  general  practices  within  the  banking
industry. The following is a description of the more significant policies:

   a)  Principles  of  Consolidation  - The  consolidated  financial  statements
include  the  accounts  of  the  Company  and  its  wholly-owned   subsidiaries.
Intercompany accounts and transactions have been eliminated in consolidation.

   In preparing the consolidated financial statements, management is required to make estimates and assumptions. Those estimates relate principally to the determination of the allowance for loan losses income taxes and the fair value of financial instruments. Actual results could differ from those estimates.

   Certain  reclassifications  have been made to  provide  consistent  financial
statement    classifications    in   the   periods   presented   herein.    Such
reclassifications had no effect on net income or total assets.

   b) Investment Securities - Debt securities and equity securities which have a readily determinable market value that may be sold in response to changes in interest rates or prepayment risk are classified as available-for-sale and are carried at estimated market value with unrealized gains and losses reported as a separate component of stockholders' equity, net of income taxes. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities which do not have a readily determinable market value are carried at cost. Gains and losses on the sale of investment securities are included as a component of noninterest income. Applicable income taxes, if any, are included in income taxes. The basis of the securities sold is determined by the specific identification of each security.

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

   Loans are charged-off whenever the loan is considered uncollectible. Credit card loans are charged-off at the earlier of that time when they are considered uncollectible or are 210 days past the contractual due date. Other installment loans are charged-off at the time they are considered uncollectible or are 120 days past due, whichever is earlier.

   d) Provision for Loan Losses - The provision for loan losses is the amount required to maintain the allowance for loan losses at a level adequate to provide for inherent loan losses. The balance in the allowance for loan losses is based on management's analysis of the loan portfolio, prior bank experience, economic conditions and such other factors which, in management's opinion, require consideration. Management believes that the allowance for loan losses is adequate.

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

   Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 requires that certain impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The initial adoption of SFAS No. 114 had no impact on the consolidated financial statements.

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

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   f) Other Real Estate Owned - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair market value and are included in "Other assets" in the consolidated balance sheets. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred.

   g) Goodwill - The excess of cost over fair value of net assets acquired is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship. These assets are included as a component of other assets and amounted to $18,030 and $19,809, net of accumulated amortization, at December 31, 1995 and 1994, respectively.

   h) Income Taxes - The Company and its subsidiaries file a consolidated Federal income tax return on an accrual basis.

   Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   i) Net Income Per Share - Net income per share assuming no dilution is computed based upon the weighted average number of shares outstanding ( 2,344,762 in 1995, 2,371,377 in 1994 and 2,381,859 in 1993). Net income per share, assuming full dilution, is computed based upon the assumption that the 9% convertible subordinated capital notes (note 9) had been converted into common stock (398,545 shares in 1995 and 400,000 shares in 1994 and 1993) as of the beginning of each respective period presented with related adjustments to interest and income tax expense.

   j) Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and securities purchased under agreements to resell. Generally, Federal funds are purchased and sold for one-day periods and securities purchased under agreements to resell mature within 90 days. The following amounts of cash were paid for interest and income taxes:
                                                       1995     1994      1993
                                                     -------  -------  --------
Interest                                             $52,651  $37,719   $34,848
Income taxes                                          10,267   10,666    11,185

Noncash investing and financing activities
  included the following:
                                                       1995     1994      1993
                                                     -------  -------  --------
Acquisitions (note 2):
Assets acquired                                      $34,794  $42,619  $318,522
Liabilities assumed                                   40,577   45,692   314,880
                                                     -------  -------  --------
Assets net of liabilities acquired                    (5,783)  (3,073)    3,642

Loans transferred to other assets                      3,512    1,372     1,856
Sale of other real estate owned financed
  by the Company                                           0      335       209
Investments transferred from held-to-maturity
  at amortized cost                                   (1,630)       0         0
Investments transferred to available-for-sale
  at estimated market value                            1,714        0         0


2) Acquisitions

   The following acquisitions were made during 1995, 1994 and 1993:
Company Acquired                              Acquisition Date   Purchase Price
----------------                              ----------------   --------------
The First National Bank of Ottawa (FNBO)      December 1, 1995      $ 3,500
First Moore Bancshares, Inc. (First Moore)    November 30, 1994       6,399
Kansas State Bank and Trust Company (KSB&T)   July 9, 1993           36,000

     The above transactions have been accounted for as purchases, and accordingly, the acquired assets and liabilities have been recorded at their fair value at acquisition date and the operating results of these acquisitions are included in the Company's consolidated income statement from the date of acquisition. Excess of cost over fair value of the net assets acquired arising from these transactions is amortized using the straight-line method over a 15-year period.

   The  effect  on  results  of  operations,   had  the  FNBO  and  First  Moore
transactions occurred at the beginning of the respective years of acquisition was not significant.

   Summarized below are the unaudited consolidated results of operation of the Company and KSB&T on a pro forma basis as though the merger transaction had been consummated at the beginning of 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the dates indicated or that may result in the future:
(unaudited)                                                         1993
-----------                                                       --------
Interest and other income                                         $136,455
Net income                                                          18,401
Net income per common share                                           7.73

3) Investment Securities

   The amortized cost and estimated market values of investment securities are as follows at December 31:
                                                Gross       Gross   Estimated
                                   Amortized  Unrealized Unrealized   Market
1995                                 Cost        Gains     Losses      Value
----                               --------   --------   --------   --------
U.S. Treasury Securities:
  Held-to-maturity                 $151,268   $  2,030   $     81   $153,217
Obligations of U.S. Government
 Agencies and Corporations:
  Held-to-maturity                  104,265      1,058        123    105,200
U.S. Government Agency
 mortgage-backed securities:
  Held-to-maturity                   28,458      1,199         91     29,566
Obligations of state and
 political subdivisions:
  Held-to-maturity                   31,329      1,735         18     33,046
  Available-for-sale                  1,630         86          2      1,714
Equity and other:
  Held-to-maturity                      110          2          0        112
  Available-for-sale                    209          0          0        209
                                   --------   --------   --------   --------
  Total held-to-maturity           $315,430   $  6,024   $    313   $321,141
                                   ========   ========   ========   ========
  Total available-for-sale         $  1,839   $     86   $      2   $  1,923
                                   ========   ========   ========   ========
1994
----
U.S. Treasury Securities:
  Held-to-maturity                 $119,215   $      0   $  2,139   $117,076
Obligations of U.S. Government
 Agencies and Corporations:
  Held-to-maturity                   64,080          0      1,217     62,863
U.S. Government Agency
 mortgage-backed securities:
  Held-to-maturity                   33,092         88      1,336     31,844
Obligations of state and
 political subdivisions:
  Held-to-maturity                   54,973      1,805        132     56,646
Other:
  Held-to-maturity                    2,893         15         33      2,875
                                   --------   --------   --------   --------
  Total held-to-maturity           $274,253   $  1,908   $  4,857   $271,304
                                   ========   ========   ========   ========


   The amortized cost and estimated market value of investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Estimated
                                           Amortized   Market
                                              Cost      Value
                                            --------   --------
Due in one year or less:
  Held-to-maturity                          $102,957   $103,164
  Available-for-sale                             135        136
Due after one year through five years:
  Held-to-maturity                           171,827    175,346
  Available-for-sale                             212        213
Due after five years through ten years:
  Held-to-maturity                            10,554     11,255
  Available-for-sale                             135        145
Due after ten years:
  Held-to-maturity                             1,634      1,811
  Available-for-sale                           1,148      1,220
Mortgage-backed securities:
  Held-to-maturity                            28,458     29,565
Equity securities:
  Available-for-sale                             209        209
                                            --------   --------
  Total held-to-maturity                    $315,430   $321,141
                                            ========   ========
  Total available-for-sale                  $  1,839   $  1,923
                                            ========   ========

   Proceeds from sales of investment securities during 1995, 1994 and 1993 were $0, $0 and $177, respectively. No significant gains or losses were realized on these sales.

   Investment securities with a book value of $190,323 and $194,247 at December 31, 1995 and 1994, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.

   In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the Financial Accounting Standards Board allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Company to hold other debt securities to maturity in the future. The Company used the opportunity under this one-time reassessment to reclassify $1,630 in obligations of state and political subdivisions from held-to-maturity to the available-for-sale portfolio. In connection with this reclassification, gross unrealized gains of $86 and gross unrealized losses of $2 were recorded in available-for-sale securities and in stockholders' equity (on a net-of-tax basis).

   In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 was effective for fiscal years ending after December 15, 1994. SFAS No. 119 requires disclosures about off-balance sheet derivative financial instruments such as futures, forwards, swaps, option contracts and other off-balance sheet financial instruments with similar characteristics. The Company does not engage in these types of transactions; therefore, the adoption of SFAS No. 119 had no impact on the consolidated financial statements.


4) Loans

   The composition of the loan portfolio at December 31, is as follows:
                                             1995         1994
                                         ----------   ----------
Commercial, financial and agricultural   $  416,428   $  377,553
Real estate-construction                     25,491       21,415
Real estate-mortgage                        189,375      185,105
Installment, excluding credit card          259,047      261,961
Credit card                                 173,270      212,051
                                         ----------   ----------
Total                                    $1,063,611   $1,058,085
                                         ==========   ==========


   Included in real estate mortgage loans at December 31, 1995 and 1994, were approximately $7,481 and $592 of loans held-for-sale, accounted for at cost which approximated estimated market value.

   Certain directors of the Company or related parties of these directors had loans from the subsidiaries aggregating $42,405 and $27,025 at December 31, 1995 and 1994, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.

   Transactions involving loans to directors or related parties of these directors were as follows:


Loans at December 31, 1994                                 $  27,025
Additions                                                    133,442
Repayments                                                  (118,062)
                                                           ---------
Loans at December 31, 1995                                 $  42,405
                                                           =========

Nonaccrual, past due and restructured loans
at December 31, are as follows:
                                                     1995      1994
                                                    ------    ------
Nonaccrual                                          $3,988    $2,843
Past due 90 days or more                             5,383     3,074
Restructured                                             0       336
                                                    ------    ------
Total                                               $9,371    $6,253
                                                    ======    ======

   Restructured loans include those loans which have been renegotiated to provide a reduction of interest or principal which would not otherwise be considered except in cases of deterioration in the financial position of the borrower.

   At December 31, 1995, the Company classified $6,745 of loans as impaired consisting of $4,473 which had an associated valuation allowance of $467 and $2,272 for which no valuation allowance is needed. The average recorded investment in impaired loans for the year ended December 31, 1995, was $9,477. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $85 for the year ended December 31, 1995.

   Gross interest income that would have been recorded in 1995, 1994 and 1993 on nonaccrual and restructured loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $302, $279 and $214, respectively. The amount of interest on those loans that was actually included in income for the years ended December 31, 1995, 1994 and 1993 was $3, $48 and $80, respectively.


5)  Allowance for Loan Losses

   Transactions in the allowance for loan losses were as follows:
                                             1995        1994        1993
                                          --------     -------     -------
Balance at beginning of year              $ 19,886     $21,793     $16,099
Provision charged to expense                18,118       2,962       5,596
Allowance of banks acquired                    172         164       3,579
Loans charged off                          (15,845)     (7,534)     (5,679)
Recoveries                                   3,561       2,501       2,198
                                          --------     -------     -------
Balance at end of year                    $ 25,892     $19,886     $21,793
                                          ========     =======     =======


The Company recorded net charge-offs in its credit card portfolio in 1995, 1994 and 1993 of $10,900, $4,900 and $3900, respectively. The 1995 provision for loan losses was increased in recognition of this increased level of charge-offs.


6) Land, Buildings and Equipment

   A summary of land, buildings and equipment is as follows:
                                                              December 31,
                                                             1995      1994
                                                           -------   -------
Land                                                       $ 5,376   $ 5,081
Buildings and improvements                                  31,468    32,425
Furniture, fixtures and equipment                           23,040    21,327
                                                           -------   -------
                                                            59,884    58,833
Less-accumulated depreciation                               31,200    26,839
                                                           -------   -------
Total                                                      $28,684   $31,994
                                                           =======   =======

   Depreciation expense for the years 1995, 1994 and 1993 was approximately $4,630, $4,161 and $3,338, respectively.

7) Time Deposits

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 1995 and 1994 were $119,401 and $117,933, respectively. Interest expense on this classification of time deposits for the years ended December 31, 1995, 1994 and 1993 totaled $6,736, $4,548 and $4,007, respectively.


8) Short-Term Borrowings and Notes Payable

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 1995, 1994 and 1993, was $126,763, $75,923 and $76,054, respectively. For the years ended December 31, 1995, 1994 and 1993, the weighted average interest rate on these borrowings was 5.1%, 3.2% and 2.7%, respectively, on average balances outstanding of $99,695, $63,631 and $56,096, respectively.

    Notes payable at December 31, 1995 consist of a term loan to another financial institution with an unpaid principal balance of $20,000 and industrial revenue bonds with an unpaid principal balance of $310. The term loan carries a floating rate of interest (payable quarterly) and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The Company may, at its option, fix the interest rate and term. Should the term and interest rate be fixed, the rate on the indebtedness will be computed based on a premium to the rate of interest on a U.S. Treasury obligation of a similar term. The indebtedness is secured by the outstanding common stock of one of the Company's subsidiaries. At December 31, 1995, the interest rate on the term loan was 7.24%.

   The industrial revenue bonds are payable in annual installments through October 1997 and are guaranteed by a subsidiary of the Company.

   The Company has a $10,000 line of credit agreement with the financial institution that has issued the term loan. At December 31, 1995, there were no outstanding borrowings under this credit facility.


9) Convertible Capital Notes

   The convertible subordinated capital notes (the notes) bear interest at 9%. The notes are convertible, at the note holder's option, into the Company's common stock at a conversion price of $30 per share. The principal amount of the notes matures on December 22, 1999, and may be redeemed, at the option of the Company, at any time at par. At maturity, to the extent that the notes have not been previously retired through redemption or conversion, the principal amount of the notes will be repaid either in cash, if the note holder so elects, but only to the extent the Company has qualified funds (as defined) to do so or by exchange for the Company's common stock based upon the market value (as defined) of the Company's common stock at the maturity date of the notes.

   At December 31, 1995, 400,000 shares of the Company's unissued common stock were reserved for conversion of the convertible capital notes. Convertible capital notes, with a face value of $146, were redeemed, for cash, in 1995.


10) Employees' Retirement Plans

   The Company has two employee retirement plans covering substantially all full-time employees who meet eligibility requirements as to age and tenure. One plan provides retirement benefits which are a function of the years of service. The other plan provides retirement benefits which are a function of both the years of service and the highest level of compensation during any consecutive five-year period during the ten-year period preceding retirement. The Company's funding policy is to fund the amount necessary to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Plan assets are invested primarily in U.S. Government and Federal agency securities, corporate obligations, mutual funds and listed stocks. Pension expense for 1995, 1994 and 1993 was $601, $366 and $402, respectively.

   The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements.
                                                                December 31,
                                                              1995       1994
Actuarial present  value  of  benefit obligations:
  Accumulated benefit obligation:
   Vested                                                   $ 6,041    $ 5,181
   Non-vested                                                   136        237
                                                            -------    -------
    Total                                                   $ 6,177    $ 5,418
                                                            =======    =======
Projected benefit obligation                                $ 7,785    $ 7,230
Plan assets at fair value                                    (8,125)    (6,953)
                                                            -------    -------
Plan assets greater (less) than projected
  benefit obligation                                            340       (277)
Unrecognized net transition asset being
  amortized over 15 years                                      (571)      (666)
Unrecognized net loss due from assumptions made                 729      1,398
Unrecognized prior service cost                                (472)         0
                                                            -------    -------
Prepaid pension cost                                        $    26    $   455
                                                            =======    =======

Pension expense is comprised of the following:
                                                    1995       1994       1993
                                                   -----      -----      -----
Service cost-benefits earned during the year       $ 607      $ 524      $ 477
Interest cost on projected benefit obligation        482        460        394
Return on plan assets                               (556)      (566)      (499)
Net amortization and deferral                        (88)       (52)      (114)
Net loss from settlement                             156          0        144
                                                   -----      -----      -----
    Total                                          $ 601      $ 366      $ 402
                                                   =====      =====      =====

   The weighted average discount rate used was 7.00% for each of the past three years. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.

     During 1995 and 1993, the Company recognized $156 and $144, respectively, in pension expense arising from an early retirement program that was offered to employees that met certain eligibility requirements as to age. No such program was offered in 1994.

   Effective January 1996, the two employee retirement plans were combined into a single plan. The Company anticipates no financial impact arising from this action.

   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9% depending on individual agreements. At December 31, 1995 and 1994, $3,716 and $3,487 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Expense recognized in 1995, 1994 and 1993 was $516, $535 and $510, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.


11) Income Taxes

   The provision for income taxes from operations includes the following components:
                                                1995        1994        1993
                                             --------    --------    --------
Current:
  Federal                                    $  8,649    $  7,685    $  8,031
  State                                         2,001       2,066       1,950
                                             --------    --------    --------
                                               10,650       9,751       9,981
                                             --------    --------    --------
Deferred:
  Federal                                      (3,230)        988      (1,592)
  State                                        (1,041)        145        (235)
                                             --------    --------    --------
                                               (4,271)      1,133      (1,827)
                                             --------    --------    --------
    Total                                    $  6,379    $ 10,884    $  8,154
                                             ========    ========    ========

   The provision for income taxes noted above produced effective income tax rates of 34.0%, 36.5% and 31.6% for the years ended December 31, 1995, 1994 and 1993, respectively. The reconciliations of these effective income tax rates to the Federal statutory rates are shown below:
                                                     1995       1994       1993
                                                     ----       ----       ----
Total income tax as reported                         34.0%      36.5%      31.6%
Tax exempt income                                     5.9        4.8        7.3
Amortization of excess purchase price over
  net assets acquired                                (1.3)      (1.6)      (1.1)
State income tax, net of Federal income
  tax benefit                                        (3.4)      (4.8)      (4.4)
Effect of 1% increase in Federal income
  tax rate                                            0.0        0.0        1.2
Other                                                 (.2)        .1         .4
                                                     ----       ----       ----
    Federal statutory rate                           35.0%      35.0%      35.0%
                                                     ====       ====       ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 are presented below:
                                                         1995        1994
                                                       -------     -------
Deferred tax assets:
  Allowance for loan losses                            $ 9,534     $ 6,859
  Buildings and equipment                                3,969       2,881
  Other real estate owned                                  434         411
  Deferred compensation                                  1,426       1,329
  Net operating loss carryforwards                       2,302       2,132
  Investment securities                                    657         598
  Deposits                                               2,075       2,136
  Other                                                    270         540
                                                       -------     -------
   Total gross deferred tax assets                      20,667      16,886
  Less valuation allowances                              1,875       1,836
                                                       -------     -------
   Deferred tax assets, net of valuation allowances     18,792      15,050
                                                       -------     -------
Deferred tax liabilities:
  Pension                                                 (240)       (178)
  Prepaid deposit insurance                                (60)       (527)
  Core deposit premium                                    (119)       (186)
  Loans                                                   (214)       (292)
  Other                                                   (285)       (264)
                                                       -------     -------
   Total gross deferred tax liabilities                   (918)     (1,447)
                                                       -------     -------
   Net deferred tax assets                             $17,874     $13,603
                                                       =======     =======

   At December 31, 1995 and 1994, current income taxes payable of $1,396 and $818, respectively, were included in accounts payable and accrued liabilities. The net deferred tax assets noted above were included in other assets.

   At December 31, 1995, the Company had net operating loss deductions available to carryforward of approximately $26,554 for state purposes which expire in varying amounts from 1997 through 2006 and $1,000 for Federal purposes which expire from 2003 through 2009.

   The valuation allowance at December 31, 1995 is attributable to net operating loss carryforwards for state tax purposes.


12) Commitments and Contingent Liabilities

   At December 31, 1995, the subsidiaries were required to have $14,589 held as reserves with the Federal Reserve Bank.

   At December 31, 1995, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized below:
                                                                Minimum
                                                               Payments
                                                                -------
     1996                                                       $ 2,757
     1997                                                         2,918
     1998                                                         2,640
     1999                                                         2,532
     2000                                                         2,539
     Remainder                                                   11,034
                                                                -------
       Total                                                    $24,420
                                                                =======

   Lease rentals included in net occupancy and equipment expense for the years ended December 31, 1995, 1994 and 1993 amounted to $829, $634 and $425, respectively.

   One of the Company's data processing agreements has a term of eight years. The Company has the option to terminate this data processing agreement by paying a cancellation fee that is based on the number of months remaining under the original contract term.

   The Company or its subsidiaries are involved in certain claims and suits arising in the ordinary course of business. In the opinion of management, based in part on the advise of legal counsel, potential liabilities arising from these claims, if any, would not have a significant effect on the Company's consolidated financial position or results of operations.


13) Stockholders' Equity

Dividend Restriction
   The equity in undistributed earnings of the subsidiaries at December 31, 1995 was $65,022. The Company's ability to pay dividends on its common stock and interest on its indebtedness is primarily dependent upon funds provided by dividends from the subsidiaries. The payment of dividends by the subsidiaries is restricted only by regulatory authority. At December 31, 1995, approximately $3,486 was available from the subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

Regulatory Capital
   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions in which banks are classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1995, the regulatory capital ratios of the Company's subsidiary banks were in excess of those necessary to be considered "well capitalized".

Stock Option Plan
   The Board of Directors of the Company on May 9, 1995, adopted, subject to subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. At December 31, 1995, there were options granted and unexercised for a total of 32,500 shares at a price of $58 per share. Of the 32,500 shares granted, none were exercisable at December 31, 1995.


14) Business and Credit Concentrations

   The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and credit card loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas: however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 41% of the Company's total loan portfolio is comprised of unsecured credit card loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness. The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.


15)  Financial Instruments with Off-Balance-Sheet Risk

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The following summarizes those financial instruments, excluding credit card lines of $1,186,961, with contract amounts representing credit risk:

     Commitments to extend credit                    $320,116
     Commercial and standby letters of credit        $ 30,846

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

   In December 1994 and January 1995, the Company securitized and sold a total of $100,000 of credit card receivables. Neither the credit card receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts which have an outstanding balance of $100,000 at December 31, 1995. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company. During 1995, the Company recognized $6,971 in servicing fee income, which is included in credit card fees in the accompanying consolidated statement of income.



16) Fair Value of Financial Instruments

   SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

Deposit Liabilities
   The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 1995 and 1994. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

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

   The estimated fair values of the Company's financial instruments are as follows:

                                   December31, 1995          December 31, 1994
                                ----------------------    ----------------------
                                Carrying     Estimated    Carrying     Estimated
                                  Value     Fair Value      Value     Fair Value
--------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks      $  102,963   $  102,963   $   81,084   $   81,084
  Federal funds sold and
   securities purchased under
   agreements to resell           112,020      112,020       33,805       33,805
  Investment securities           320,246      325,957      276,779      273,830
  Loans, net                    1,037,385    1,046,912    1,037,944    1,039,825
  Accrued interest receivable      12,548       12,548       10,372       10,372
--------------------------------------------------------------------------------
Financial liabilities:
  Deposits:
    Demand                     $  293,919   $  293,919   $  268,351   $  268,351
  Savings and interest-bearing
   demand                         528,570      528,570      494,448      494,448
  Time                            544,652      552,120      513,277      510,537
  Short-term borrowings           117,813      117,813       67,793       67,793
  Accrued interest payable          4,544        4,544        3,556        3,556
  Notes payable                    20,310       20,310       22,950       22,950
  Convertible capital notes        11,854       23,312       12,000       21,600

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

   The fair value of a given financial instrument may change substantially over time as a result of, among other things, changes in scheduled or forecasted cash flows, movement of current interest rates, and changes in management's estimates of the related credit risk or operational costs. Consequently, significant revisions to fair value estimates may occur during future periods. Management believes it has taken reasonable efforts to ensure that fair value estimates presented are accurate. However, adjustments to fair value estimates may occur in the future and actual amounts realized from financial instruments may differ from the amounts presented herein.

   The fair values presented apply only to financial instruments and, as such, do not include such items as fixed assets, other real estate and assets owned, other assets and liabilities as well as other intangibles which have resulted over the course of business. As a result, the aggregation of the fair value estimates presented herein do not represent, and should not be construed to represent, the underlying value of the Company.


17) New Accounting Standards

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets. The Company elected to adopt this Statement in 1995. Adoption of the provisions of this Statement resulted in the Company recording an impairment loss in the fourth quarter of $2,500 on an office building that was acquired in the KSB&T merger transaction. This impairment loss was computed based on the difference between the building's previous carrying value and the total of the projected discounted cash flows to be received from the operation of the building. This loss is reflected in net occupancy and equipment expense in the accompanying consolidated statements of income.

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

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation. The Statement, which is effective for transactions entered into in fiscal years that begin after December 15, 1995, defines a fair value based method of accounting for an employee stock option or similar equity instrument, but it does allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". As noted in footnote 13 to the financial statements, during 1995 the Company granted, subject to shareholder approval, options to acquire 32,500 shares of the Company's common stock. The Company anticipates that it will account for these stock options using the intrinsic value based method of accounting, and will provide pro forma disclosures as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

18)Parent Company Only Financial Statements

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 1995 and 1994

Dollars in thousands except per share data                   1995        1994
                                                           --------    --------
Assets
  Cash                                                     $ 21,967    $  8,113
  Investment securities, held-to-maturity                       700         811
  Equipment                                                   1,206       1,656
  Investment in subsidiaries                                142,993     151,846
  Other                                                       1,810       1,822
                                                           --------    --------
    Total assets                                           $168,676    $164,248
                                                           ========    ========

Liabilities and Stockholders' Equity
  Liabilities:
    Accounts payable and accrued liabilities               $    993    $  1,402
    Accrued interest payable                                    332         388
    Current and deferred income taxes                           334         368
    Notes payable                                            20,000      22,500
    Convertible capital notes payable                        11,854      12,000
                                                           --------    --------
     Total liabilities                                       33,513      36,658
                                                           --------    --------
Stockholders' equity:
    Common stock, $5 par value; 10,000,000
     shares authorized, 2,400,000 shares issued              12,000      12,000
    Capital surplus                                          12,000      12,000
    Retained earnings                                       114,235     105,366
    Treasury Stock                                           (3,156)     (1,776)
    Unrealized securities gains, net of tax                      84           0
                                                           --------    --------
     Total stockholders' equity                             135,163     127,590
                                                           --------    --------
     Total liabilities and stockholders' equity            $168,676    $164,248
                                                           ========    ========

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 1995, 1994 and 1993

Dollars in thousands except per share data             1995      1994     1993
                                                     -------   -------  -------
Dividends from subsidiaries                          $25,250   $17,450  $ 9,380
Interest income                                          221       245      201
Fees charged subsidiary banks                          1,574     1,631    1,513
Other income                                               0         0       42
                                                     -------   -------  -------
   Total income                                       27,045    19,326   11,136
                                                     -------   -------  -------
Operating expenses:
  Interest expense                                     2,734     2,688    1,753
  Salaries and employee benefits                       1,546     1,482    1,493
  Other expense                                        1,231     1,237      871
                                                     -------   -------  -------
   Total operating expenses                            5,511     5,407    4,117
                                                     -------   -------  -------
Income before income tax benefit and equity
 in undistributed net income of subsidiaries          21,534    13,919    7,019

Income tax benefit                                     1,289     1,187      836
                                                     -------   -------  -------
Income before equity in undistributed net
 income of subsidiaries                               22,823    15,106    7,855

Equity in undistributed net income of subsidiaries   (10,436)    3,863    9,771
                                                     -------   -------  -------
Net income                                           $12,387   $18,969  $17,626
                                                     =======   =======  =======

Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 1995, 1994 and 1993

Dollars in thousands                                    1995     1994     1993
                                                      -------  -------  -------
Cash provided (absorbed) by operating activities:
   Net income                                         $12,387  $18,969  $17,626
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income
       of subsidiaries                                 10,436   (3,863)  (9,771)
     Depreciation                                         474      472      276
     Accretion of discount on investment securities       (52)     (64)     (75)
     Gain on sale of investment securities                  0        0      (42)
     (Increase) decrease in other assets                   12     (252)    (407)
     Increase (decrease) in accounts payable and
accrued liabilities                                      (465)   1,143      484
     Decrease in current and deferred income taxes        (34)    (478)    (274)
                                                      -------  -------  -------
    Net cash provided by operating activities          22,758   15,927    7,817
                                                      -------  -------  -------
Cash provided (absorbed) by investing activities:
   Capital expenditures                                   (23)     (25)  (1,976)
   Proceeds from sale of equipment                          0        7        5
   Investment securities matured or called                163      160      164
   Proceeds from sale of investment securities              0        0      177
   Investment in subsidiaries                          (1,500)  (6,377) (20,025)
                                                      -------  -------  -------
    Net cash absorbed by investing activities          (1,360)  (6,235) (21,655)
                                                      -------  -------  -------
Cash provided (absorbed) by financing activities:
   Proceeds from notes payable                              0        0   25,000
   Payments on notes payable                           (2,500)  (2,500)       0
   Retirement of capital notes                           (146)
   Dividends paid                                      (3,518)  (5,915)  (3,574)
   Purchase of treasury stock, net                     (1,380)    (993)    (139)
                                                      -------  -------  -------
    Net cash provided (absorbed) by
     financing activities                              (7,544)  (9,408)  21,287
                                                      -------  -------  -------
    Increase in cash                                   13,854      284    7,449

Cash at beginning of year                               8,113    7,829      380
                                                      -------  -------  -------
Cash at end of year                                   $21,967  $ 8,113  $ 7,829
                                                      =======  =======  =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To INTRUST Financial Corporation:

We have audited the accompanying consolidated balance sheets of INTRUST Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma
February 16, 1996

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
INTRUST Financial Corporation:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of INTRUST Financial Corporation and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of INTRUST Financial Corporation and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


                                                          KPMG Peat Marwick LLP

Wichita, Kansas
February 4, 1994

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
-------  -------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

   This item is not applicable to the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 1996, 1997 and 1998 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

     C. ROBERT BUFORD, 62, 1997, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, managing partner of Grand Bluffs Development Co., a real estate development firm, and a director of Barrett Resources Corporation, an oil and gas production and operation firm. In 1992, Mr. Buford became a director of Lone Star Steakhouse & Saloon, Inc.

     WILLIAM D. BUNTEN, 64, 1996, has been a director and Vice Chairman of the Company since 1982. Mr. Bunten has been President of IB since December 1982 and has been employed by IB since 1982.

     FRANK L. CARNEY, 57, 1998, has been a director of the Company since 1982. Since 1979 he has been self-employed in a private investment company, Carney Enterprises. On September 27, 1991, the District Court of Sedgwick County, Kansas appointed a receiver to take possession of an office building owned by Mr. Carney. The case was settled and dismissed in November 1991. From November 1988 to December 1993, Mr. Carney was Chairman of Western Sizzlin, Inc. a food service franchise. On October 27, 1992, Western Sizzlin, Inc. and its related entities filed Petitions under Chapter 11 of the United States Bankruptcy Code and subsequently emerged from bankruptcy on December 13, 1993. From January 1994 to December 1994, Mr. Carney was vice-chairman of Turbochef, Inc.. Since January 1994, Mr. Carney's principal position has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company.

     RICHARD G. CHANCE, 48, 1996, has been a director of the Company since 1990. During the past five years, he has been President and Chief Executive Officer of Chance Industries, Inc., producer of amusement rides and manufacturer of transit coaches, trams, and replica trolleys.

     CHARLES Q. CHANDLER, 69, 1998, has been an officer and director of the Company since 1971. He is Chairman of the Board and Chief Executive Officer of the Company and of IB. Mr. Chandler has been employed by IB since 1950. In 1992, he became a director of Western Resources, Inc., a Kansas utility company. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

     CHARLES Q. CHANDLER IV, 42, 1997, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. Mr. Chandler is the son of Charles Q. Chandler.

     GEORGE T. CHANDLER, 74, 1997, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt, Kansas. Mr. Chandler is an uncle of Charles Q. Chandler.

     JAMIE B. COULTER, 55, 1998, has been a director of the Company since 1983. During the past five years, he has been Chairman of the Board, Chief Executive Officer and President of Coulter Enterprises, Inc., managing various businesses and personal investments in restaurant management, oil and gas exploration and real estate. Mr. Coulter owns and operates numerous Pizza Hut restaurants. In 1992, Mr. Coulter became the Chairman of the Board and Chief Executive Officer of Lone Star Steakhouse & Saloon, Inc.

     ROBERT L. DARMON, 71, 1997, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970.

     CHARLES W. DIEKER, 60, 1998, has been a director of the Company since 1982. Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

     W.J. EASTON Jr., 70, 1998, has been a director of the Company since 1982. During the past five years, Mr. Easton has been President, Chairman of the Board, and Chief Operating Officer of The Easton Manufacturing Co. Inc., which manufactures auto parts, and Ferroloy Foundry, Inc.

     MARTIN K. EBY Jr., 61, 1997, has been a director of the Company since 1982. During the past five years, Mr. Eby has been President and Chairman of the Board of Eby Corporation, which is the parent company of Martin K. Eby Construction Co. Inc. He is Chairman of the Company's Audit Committee. In 1992, Mr. Eby became a director of SBC Communications, Inc.

     ERIC T. KNORR, 53, 1996, has been a director of the Company since 1990. He was Chairman of the Board of Dulaney, Johnston & Priest, general insurance (property and casualty) independent agents, for ten years until January 1996 when he became Chairman Emeritus.

     CHARLES G. KOCH, 60, 1998, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated oil company.

     J.V. LENTELL, 57, 1996, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. He was Chairman and Chief Executive Officer of Kansas State Bank and Trust from 1981 to July 1993.

     PAUL A. SEYMOUR Jr., 72, 1996, has been a director of the Company since 1982. For the past five years Mr. Seymour has been President of Arrowhead Petroleum Inc. Petitions under Chapter 11 of the United States Bankruptcy Code were filed in December 1990 in the United States Bankruptcy Court for the District of Kansas by Paul A. Seymour, Jr., an individual, and by Arrowhead Petroleum, Inc., a corporation. Bankruptcy proceedings by Mr. Seymour, as an individual, were dismissed, effective December 27, 1995.

     DONALD C. SLAWSON, 62, 1996, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate activities.

     JOHN T. STEWART III, 60, 1997, has been a director of the Company since 1982. During the past five years, Mr. Stewart has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, and Caldwell State Bank, Caldwell, Kansas; and Chairman, Chief Executive Officer, and Director of First National Bank, Wellington, Kansas.

     PATRICK H.  THIESSEN,  68, 1997,  has been a director of the Company  since
1982. Mr. Thiessen was Southwestern Regional Manager of Cargill Inc., Flour Milling Division, a grain merchandising and processing company, for 11 years until his retirement in 1993.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     SUMMARY COMPENSATION TABLE
     The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other three executive officers during each of the last three fiscal years.

                                                                        Long Term
                                                                       Compensation
                                                                         Awards
                                           Annual Compensation
                  (a)           (b)     (c)        (d)        (e)           (f)           (g)
                                                          Other Annual  Securities     All Other
                                                          Compensation  Underlying   Compensation
Name and Principal Position     Year Salary($)  Bonus($)     ($)(1)     Options (#)      ($)
-------------------------------------------------------------------------------------------------
C.Q. Chandler                   1995 $325,002   $132,000     $22,360      20,000        $61,920
COB & CEO of the Company        1994  300,000    135,000      22,360           0         47,516
and IB                          1993  295,833    118,992      22,360           0         42,824

W.D. Bunten                     1995 $250,000   $ 75,000     $     0           0        $53,334
Vice Chairman of the Company    1994  249,132     87,500           0           0         38,421
President of IB                 1993  241,666     74,370           0           0         31,379

C.Q. Chandler IV                1995 $215,000   $ 64,500     $   490      10,000        $14,264
President of the Company,       1994  214,829     75,250         490           0          6,098
Vice Chairman of IB             1993  206,929     63,958       1,030           0          5,702

J.V. Lentell                    1995 $215,000   $ 64,500     $     0       2,500        $ 9,240
Vice Chairman of IB             1994  215,000     75,250           0           0          3,442
                                1993  107,500          0           0           0              0

J.V. Lentell became an employee and executive officer of IB in July of 1993; the table reflects compensation paid to Mr. Lentell subsequent to such time. There were no other individuals who were considered executive officers of the Company during 1995.

(1) The amounts shown represent the above-market amounts paid on distributions from the 1983, 1984, 1986, or 1990 Executive Deferred Compensation Plans during each of the last three fiscal years. Does not include perquisites which certain of the executive officers received, the aggregate amount of which did not exceed the lessor of $50,000 or 10% of any such officer's salary and bonus.

(2) The amounts shown for "All other Compensation" include the following for the current year:
                                       C.Q.      W.D.      C.Q.       J.V.
                                     Chandler   Bunten  Chandler IV  Lentell
                                      -------   -------   -------    -------
Above-market amounts earned on
  deferred compensation plans         $52,680   $46,404   $ 7,334    $     0
Company contributions to 401(k) plan    9,240     6,930     6,930      9,240
                                      -------   -------   -------    -------
                                      $61,920   $53,334   $14,264    $ 9,240
                                      =======   =======   =======    =======


   STOCK OPTION PLAN
   -----------------
     The Board of Directors of the Company on May 9, 1995,  adopted,  subject to
subsequent   shareholder  approval,   the  INTRUST  Financial  Corporation  1995
Incentive  Plan (the  "Plan").  The Plan  provides  that the  Company  may grant
Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights,
Performance  Shares,  Phantom  Stock and  Restricted  Stock to officers  and key employees  of the  Company,  as defined in the Plan.  The Plan  provides for the issuance  or  transfer of a maximum of 240,000  shares of the  Company's  common stock.  The exercise price of any options  granted under the Plan cannot be less than the fair market value of the  Company's  common stock at the date of grant.
The  maximum  term for options or rights  cannot  exceed ten years from the date they are granted.  At December 31, 1995, there were options granted,  subject to shareholder approval, and unexercised for a total of 32,500 shares at a price of
$58 per share (which  represents the fair market value on the date of grant.  Of the 32,500 shares granted, none were exercisable at December 31, 1995.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                 Potential Realizable Value
                                                                                 at Assumed Annual Rates of
                                                                                 Stock Price Appreciation
                             Individual Grants                                   for Option Term
---------------------------------------------------------------------------      -------------------------
           (a)               (b)         (c)         (d)          (e)               (f)            (g)
                                    % of Total
                        Securities  Options       Exercise
                        Underlying  Granted to    or Base
                         Options    Employees in  Price
Name                       (#)      Fiscal Year   ($/Sh)    Expiration Date        5%($)         10%($)
-----------------       ----------  ------------  --------  ---------------       --------      ----------
C.Q. Chandler               20,000      61.5%        $58        6/12/05           $730,000      $1,849,000
C.Q. Chandler IV            10,000      30.8%        $58        6/12/05           $365,000       $ 924,000
J.V. Lentell                 2,500       7.7%        $58        6/12/05           $ 91,000       $ 231,000

     The options were granted on June 13, 1995 and vested immediately.  The options are exercisable on the anniversary of the date of grant in five year annual 20% increments commencing on June 13, 1996.


                AGGREGATE FISCAL YEAR-END OPTION VALUES
                ---------------------------------------
                       Number of Securities         Value of Unexercised
                  Underlying Unexercised Options    In-the-Money Options
                      at December 31, 1995          at December 31, 1995
                      --------------------          --------------------
Name                Exercisable/Unexercisable     Exercisable/Unexercisable
----                -------------------------     -------------------------
C.Q. Chandler              none/20,000                  none/$20,000
C.Q. Chandler IV           none/10,000                  none/$10,000
J.V. Lentell               none/2,500                   none/$2,500

     The fair market value of the Company's common stock, used to calculate the value of in-the-money options, was $59 per share as determined in the local over-the-counter market by the National Quotation Bureau, Incorporated.

   DEFINED BENEFIT PLANS
     The Company has adopted a defined benefit retirement plan for all of its employees. Employees become participants in the plan on the next January first or July first following the satisfaction of the following requirements: (i) twelve consecutive months of employment in which the employee worked 1,000 or more hours, and (ii) attainment of age 21, provided that the employee was less than 60 years of age on the date of his employment. Although benefits under the plan are payable in a variety of ways, the normal form of benefit payment provides monthly payments to an employee for fifteen years. An employee's Normal Retirement Benefit (as defined in the plan) is a monthly benefit equal to 1.0% of such employee's Final Average Monthly Compensation (as defined in the plan), plus 0.5% of his Final Average Monthly Compensation in excess of his Social Security Covered Compensation (as defined in the plan), and multiplied by such employee's number of completed years of Benefit Service (as defined in the plan) not to exceed 35 years. Final Average Monthly Compensation is equal to the average of an employee's monthly cash compensation (exclusive of bonuses) during the five-year period prior to such employee's Normal or Early Retirement, or termination of employment prior to Normal Retirement Date (as defined in the plan).

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

     The following table illustrates combined estimated annual benefits payable upon retirement or upon written election of the participant if the participant continues to work after his Normal Retirement Date, under the Company's defined benefit retirement and IB's supplemental retirement plan, to persons in the specified remuneration and years of service classifications. Because the covered remuneration equals cash compensation, excluding bonuses, the remuneration categories below reflect the base salary amounts in the summary compensation table. The amounts presented are straight life annuity amounts and are not subject to any deduction for social security or other offset amounts. The following amounts are overstated to the extent that social security covered compensation for an individual may exceed $15,000.

                                   PENSION PLAN TABLE
  REMUNERATION                  YEARS OF CREDITED SERVICE
  ------------       --------------------------------------------------------
                        15          20           25          30          35
   $200,000          $42,932    $ 57,242     $ 71,553    $ 85,864    $100,174
    250,000           54,182      72,242       90,303     108,364     126,424
    300,000           65,432      87,242      109,053     130,864     152,674
    350,000           76,682     102,242      127,803     153,364     178,924

            The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 1995, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                       COVERED      COMPLETED YEARS OF   TOTAL YEARS OF CREDITED
                   COMPENSATION AS  CREDITED SERVICE AS     SERVICE AT NORMAL
NAME                 OF 12/31/95        OF 12/31/95         RETIREMENT AGE(65)
C.Q. Chandler (1)      $325,002            45.750                 41.500
W.D. Bunten             250,000            13.083                 13.750
C.Q. Chandler IV        215,000            20.000                 42.500
J.V. Lentell            215,000            29.833                 37.420

 (1) C.Q. Chandler elected in writing, as permitted under the plan, to commence receipt of his normal retirement benefit in the form of a lump sum payment. This payment was received by C.Q. Chandler in December 1992.

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

     CHANGE-IN-CONTROL ARRANGEMENTS
     Under unfunded Executive Deferred Compensation Plans established in 1983, 1984, and 1986 by IB and in 1990 by the Company, in which C.Q. Chandler, W.D. Bunten, and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 1995, for C.Q. Chandler, W.D. Bunten and C.Q. Chandler IV, would have been $2,099,022, $2,051,907 and $3,130,949 respectively.

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

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The current members of the Company's compensation committee are C. Robert Buford, Donald C. Slawson, and Robert L. Darmon. Mr. Darmon was President of the Company from 1982 until April 1990. Mr. Buford and Mr. Slawson have never served as an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     The following table sets forth information as of February 9, 1996 relating to the beneficial ownership of the Company's common stock and capital notes by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                      SHARES OF COMMON STOCK
                                                      BENEFICIALLY OWNED(1)
                                                      -----------------------------
                                                       OWNED AT    SHARES ISSUABLE
                                                      FEBRUARY 9,  UPON CONVERSION OF  FACE AMOUNT OF
NAME                      ADDRESS                       1996(2)    CAPITAL NOTES(3)   CAPITAL NOTES
----                      -------                       -------    ----------------    -------------

C. Robert Buford          Fourth Financial Center,       2,053                293       $    8,800
                          Suite 505
                          Wichita, KS  67202

William D. Bunten         Box One                        5,162              2,022       $   60,700
                          Wichita, KS  67201

Frank L. Carney           2611 Wilderness Court,         1,132                732       $   22,000
                          Wichita, KS 67226

Richard G. Chance         165 North Muirfield              180                  0       $        0
                          Wichita, KS  67212

Charles Q. Chandler       Box One                       66,808(4)          16,736(4)    $  502,100
                          Wichita, KS  67201

Charles Q. Chandler IV    Box One                       38,061(5)          20,766(5)    $  623,000
                          Wichita, KS  67201

Anderson W. Chandler      4718 West Hills Dr.          348,286(6)          47,946(6)    $1,438,400
                          Topeka, KS 66606

David T. Chandler         c/o First National Bank      338,377(6)          48,337(6)    $1,450,200
                          Pratt, KS  67124

George T. Chandler        c/o First National Bank      296,559(6)          28,739(6)    $  862,200
                          Pratt, KS  67124

Jamie B. Coulter          P.O. Box 12248                   350                 50       $    1,500
                          Wichita, KS 67202

Robert L. Darmon          8509 Huntington                5,880(7)           1,140(7)    $   34,200
                          Wichita, KS  67206

Charles W. Dieker         632 Birkdale Dr.               2,866                366       $   11,000
                          Wichita, KS  67230

W.J. Easton, Jr.          P.O. Box 889                   1,919                559       $   16,800
                          Wichita, KS  67201

Martin K. Eby, Jr.        P.O. Box 1679                  6,332              2,332       $   70,000
                          Wichita, KS  67201

Warren B. Gillespie       8201 E. Harry                120,000                  0       $        0
                          Unit 303
                          Wichita, KS  67202

Eric T. Knorr             P.O. Box 206                  20,630(8)           1,879(8)    $   56,400
                          Wichita, KS  67201

Charles G. Koch           P.O. Box 2256                 95,038              8,566       $  257,000
                          Wichita, KS  67201

J.V. Lentell              1700 Laurel Cove                 125                  0       $        0
                          Wichita, KS  67206

Paul A. Seymour, Jr.      Box 8287 Munger Station      254,582(9)          39,222(9)    $1,176,800
                          Wichita, KS  67208

Donald C. Slawson         104 South Broadway,            2,886(10)              0       $        0
                          Suite 200
                          Wichita, KS  67202

John T. Stewart III       Box 2                        145,226             24,106       $  723,200
                          Wellington, KS  67152

Patrick H. Thiessen       115 South Rutan-6A             6,279(11)          2,319(11)   $   69,600
                          Wichita, KS  67218

Polly G. Townsend         Five Live Oak                120,000                  0       $        0
                          Fernandina Beach,
                          FL 32034

Directors and Executive
Officers as a Group (19 persons)                       952,068(12)        149,827(12)   $4,495,300


 (1) Including and excluding shares issuable upon conversion of the Convertible Capital Notes ("capital notes"), the officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:

                         Percentage Ownership of Common Stock
                         ------------------------------------
                          Including Shares     Excluding Shares
                            Issuable Upon       Issuable Upon       Percentage
                            Conversion of       Conversion of      Ownership of
                            Capital Notes       Capital Notes     Capital Notes
                            -------------       -------------     -------------
Charles Q. Chandler III         2.84%                2.15%              4.24%
Charles Q. Chandler IV          1.62%                0.74%              5.26%
Anderson W. Chandler*          14.64%               12.88%             12.13%
David T. Chandler*             14.22%               12.44%             12.23%
George T. Chandler*            12.56%               11.49%              7.27%
Warren B. Gillespie             5.15%                5.15%              0.00%
Charles G. Koch                 4.06%                3.71%              2.17%
Paul A. Seymour, Jr.           10.74%                9.24%              9.93%
John T. Stewart III             6.16%                5.19%              6.10%
Polly G. Townsend               5.15%                5.15%              0.00%

 *Includes shares directly owned and shares controlled as co-trustees. See (6).

       The Directors and Executive Officers as a group beneficially owned 38.37% of the Company's common stock including shares issuable upon conversion of the capital notes, 34.41% of the common stock excluding shares issuable upon conversion of the capital notes, and 37.92% of the capital notes.

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

 (4) Does not include 400 shares of common stock and $2,000 of capital notes, convertible into 66 shares of common stock, owned by Georgia
       J. Chandler (wife), 267,820 shares of common stock and $862,200 of capital notes, convertible into 28,739 shares of common stock, beneficially owned by George T. Chandler (uncle), and 17,295 shares of common stock and $623,000 of capital notes, convertible into 20,766 shares of common stock, beneficially owned by Charles Q. Chandler IV (son).

 (5)   Does not  include  95  shares  of common  stock  owned by Marla J.
       Chandler (wife).

 (6) Anderson, David and George Chandlers' beneficial ownership is comprised of the following:

       (a) Shares beneficially owned by all three over which they share voting and investment power:

              (1) 61,160 shares of common stock and $305,800 of capital notes (10,193 shares) held as co-trustees for the Grace Gannon Trust.

              (2) 110,120 shares of common stock and $550,600 of capital notes (18,353 shares) held as co-trustees for the Olive C. Clift Trust.

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

       (c)    Shares beneficially owned by David Chandler who has sole votin and investment power:

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

       (d) 129,060 shares of common stock and $582,000 of capital notes (19,399 shares) held in Anderson Chandler's name over which he has sole voting and investment power.

       (e) 3,040 shares of common stock and $15,200 of capital notes (506 shares) held in David Chandler's name over which he has sole voting and investment power.

       (f) 1,000 shares of common stock and $5,000 of capital notes (166 shares) held by Michele M. Chandler (wife of David Chandler) over which David Chandler has shared voting and investment power.

 (7) Mr. Darmon's beneficial ownership is comprised of 45 shares of common stock and $34,200 of capital notes (1,140 shares) held in his name over which he has sole voting and investment power and 4,695 shares held in a trust with his wife, Beatrice F. Darmon, with whom he shares voting and investment power.

 (8) Mr. Knorr's beneficial ownership is comprised of: (a) 7,511 shares of common stock and $29,200 of capital notes (973 shares) held in his name; (b) 946 shares of common stock held by him in an Individual Retirement Account; (c) 4,754 shares of common stock held in a trust with his wife, Darlene R. Knorr over which he has sole voting and investment power; (d) 5,440 shares of common stock and $27,200 of capital notes (906 shares) held jointly with his wife over which he has shared voting and investment power; and (e) 100 shares of common stock held by Eric T. Knorr, Custodian for Elizabeth T. Knorr under the Uniform Gifts To Minors Act over which he has sole voting and investment power. Does not include 200 shares of common stock, owned by Darlene R. Knorr, in which Mr. Knorr disclaims beneficial ownership.

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

       Mr. Seymour has pledged 89,430 shares of common stock and $447,200 of capital notes to IB to secure loan obligations to IB. Mr. Seymour filed a petition under Chapter 11 of the United States Bankruptcy Code in December of 1990 which was dismissed effective December 27, 1995. (See Part 3, Item 10).

      (10) Mr. Slawson's beneficial ownership is comprised of 100 shares of common stock held in his name over which he has sole voting and investment power, 2,586 shares of common stock held by Judith A. Slawson (wife) over which he has shared voting and investment power and 200 shares of common stock held by Donald C. Slawson and Bill Wohlford, co-trustees of the Charles J. Slawson Family Trust over which he has shared voting and investment power.

      (11) Mr. Thiessen's beneficial ownership is comprised of 3,000 shares of common stock and $64,800 of capital notes (2,159 shares) held in his name over which he has sole voting and investment power and 960 shares of common stock and $4,800 of capital notes (160 shares) held by Lorraine Ross Thiessen (wife) over which he has shared voting and investment power.

      (12) Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.


Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

   Certain Business Relationships
   ------------------------------
   On January 25, 1995, Koch Industries, Inc. ("Koch"), in which Charles G. Koch, a director and stockholder of the Company, owns more than 10% of the common stock, purchased an investor participation certificate in the amount of $50,000,000 representing an interest in the INTRUST Bank Credit Card Trust 1995-A at a certificate rate of 8.9% per annum. These certificates were purchased by Koch pursuant to a Certificate Purchase Agreement dated January 25, 1995 by and between INTRUST Bank N.A. and Koch. Pursuant to a Pooling and Servicing Agreement dated as of January 1, 1995, the First National Bank of Chicago agreed to serve as the Trustee of the INTRUST Credit Card Trust 1995-A and INTRUST Bank N.A. agreed to be the servicer of the accounts transferred to the Trust. Interest only is due under the Certificate during the first two years of the agreement and principal plus interest will be paid during the third year of the agreement.

   Neither the Company nor any of its subsidiaries entered into during 1995 or has proposed to enter into any other material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

   Indebtedness of Management
   --------------------------
   Paul Seymour, Jr., a director and stockholder of the Company, had filed a petition under Chapter 11 of the United States Bankruptcy Code in 1990. He dismissed his Chapter 11 bankruptcy, effective December 27, 1995. Mr. Seymour was indebted to IB in the amounts of $4,400,623 and $254,197 for personal obligations and business loans, respectively, at the end of the year. These amounts are also the largest aggregate amounts of such indebtedness outstanding at any time during the year. The rate of interest being charged on the personal obligations was 9.50 percent. The interest being charged on $105,000 of the business obligations at year end was 9.25 percent with the remainder charged at
8.75  percent.   The  personal   loans  of  Mr.  Seymour  are  not  included  in
nonperforming loans since payments are current and the loans are fully collateralized. (Refer to Table 8 of Item 7, Consolidated Statistical Information, and footnote 4 of the accompanying financial statements in Item 8 of this report). The business loans are included in the nonperforming loans total since interest payments are past due. (Refer to the discussion regarding Mr. Seymour's pledged stock under footnote (9) to the stock ownership table in
Item 12 above.)

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

                                     PART IV

Item 14. Exhibits,  Financial Statement  Schedules,  and Reports on Form 8-K
-------- -------------------------------------------------------------------

 (a) The following documents are filed as a part of this Report.
      1.    Financial Statements:
                The following financial statements of INTRUST Financial
            Corporation are included in PART II, Item 8 of this report.

            Report of Independent Public Accountants

            Consolidated Balance Sheets as of December 31, 1995 and 1994

            Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

      2.    Financial Statement Schedules:
            All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

      3.    Exhibits:
            Number                        Description
            ------                        -----------
             3(a) Restated Bylaws of the Registrant, as amended through July, 1993 (incorporated herein by reference to Exhibit 3(a) to Registrant's 1994 10-K , File No. 2-78658)

             3(b) Restated Articles of Incorporation of Registrant, as amended through July, 1993 (incorporated herein by reference to Exhibit 3(b) to Registrant's 1994 10-K , File No. 2-78658)

             4(a) Trust Indenture, dated as of December 1, 1987, between First Bancorp of Kansas and Boatmen's First National Bank of Kansas City (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement No. 33-17564)

            10(a)* Description of INTRUST Bank, N.A. Executive Officers' Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(h) to Registrant's 1993 10-K , File No.
                        2-78658)

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

            10(f)       Agreement,  dated  February  15,  1991,  between
                        Resolution Trust Corporation, receiver of Mid-Kansas Savings and Loan Association, F.A. and the Registrant (incorporated herein by reference to Exhibit 10(k) to Registrant's 1991 10-K, File No. 2-78658)

            10(g) Agreement and Plan of Reorganization and Merger, dated June 8, 1992, between WRB Bancshares, Inc., Morrison G. Tucker and Horace K. Calvert, Will Rogers Bank & Trust Co., and the Registrant (incorporated herein by reference to Exhibit 10(n) to Registrant's 1992 10-K, File No. 2-78658)

            10(h)       Stock  Purchase   Agreement,   dated  December  18,
                        1992,   between  Kansas  State   Financial Corporation,
                        George A. Angle, Kansas State Bank & Trust Company, and First National Bank in Wichita (incorporated herein by reference to Exhibit 10(o) to Registrant's 1992 10-K, File No. 2-78658)

            10(i)*      Registrant's   1995  Incentive  Plan,   adopted  by  the
                        registrant's Board of Directors, subject to subsequent shareholder approval (appears herein as exhibit)

            10(j)* Registrant's Grant of Incentive Stock Options as provided by the 1995 Incentive Plan (appears herein as exhibit)

            10(k)* Registrant's Non-Qualified Stock Option Agreement as provided by the 1995 Incentive Plan (appears herein as exhibit)

            11 Computation of Earnings Per Share (appears herein as exhibit)

            21 Subsidiaries of the Registrant (appears herein as exhibit)

            27          Financial Data Schedule (appears herein as exhibit)

            * Exhibit relates to management compensation

(b)   Reports on Form 8-K
        No reports on Form 8-K were filed during the last quarter of 1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTRUST Financial Corporation

Date:  March  12 , 1996             By  /s/ C. Q. Chandler
                                       -------------------
                                            C. Q. Chandler
                                            Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March  12 , 1996                 /s/ C. Q. Chandler
                                    ----------------------
                                          C. Q. Chandler
                                          Director, Chairman of the Board
                                            and Chief Executive Officer


Date:  March  12 , 1996                 /s/ Jay L. Smith
                                    --------------------
                                          Jay L. Smith
                                          Senior Vice President and Chief
                                            Financial Officer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)


Date:  March  12 , 1996                 /s/ C. Robert Buford
                                    ------------------------
                                          C. Robert Buford
                                          Director


Date:  March 12 , 1996                  /s/ W. D. Bunten
                                    --------------------
                                          William D. Bunten
                                          Director


Date:  March  12 , 1996                 /s/ Frank L. Carney
                                    -----------------------
                                          Frank L. Carney
                                          Director


Date:  March  12 , 1996                 /s/ Richard G. Chance
                                    -------------------------
                                          Richard G. Chance
                                          Director


Date:  March  12 , 1996                 /s/ C. Q. Chandler IV
                                    -------------------------
                                          C. Q. Chandler IV
                                          Director


Date:  March  12 , 1996             -------------------------
                                          George T. Chandler
                                          Director

Date:  March  12 , 1996             -------------------------
                                          Jamie B. Coulter
                                          Director


Date:  March  12 , 1996                 /s/ R. L. Darmon
                                    -------------------------
                                          R. L. Darmon
                                          Director


Date:  March  12 , 1996                 /s/ Charles W. Dieker
                                    -------------------------
                                          Charles W. Dieker
                                          Director


Date:  March  12 , 1996                 /s/ W. J. Easton
                                    -------------------------
                                          W. J. Easton Jr.
                                          Director


Date:  March  12 , 1996             -------------------------
                                          Martin K. Eby Jr.
                                          Director


Date:  March  12 , 1996                 /s/ Eric T. Knorr
                                    -------------------------
                                          Eric T. Knorr
                                          Director


Date:  March  12 , 1996             -------------------------
                                          Charles G. Koch
                                          Director


Date:  March 12, 1996               -------------------------
                                          J. V. Lentell
                                          Director


Date:  March  12 , 1996                 /s/ Paul A. Seymour, Jr.
                                    ----------------------------
                                          Paul A. Seymour, Jr.
                                          Director


Date:  March  12 , 1996                 /s/ Donald C. Slawson
                                    -------------------------
                                          Donald C. Slawson
                                          Director


Date:  March  12 , 1996                /s/ John T. Stewart III
                                    --------------------------
                                          John T. Stewart III
                                          Director


Date:  March  12 , 1996                 /s/ Patrick H. Thiessen
                                    ---------------------------
                                          Patrick H. Thiessen
                                          Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to
Section 12 of the Act. Concurrently with the filing of this Form 10-K, Registrant is furnishing the Commission, for its information, four copies of INTRUST Financial Corporation's Annual Report to Shareholders and Notice of
Annual Meeting of Shareholders and form of proxy with respect to the annual meeting of shareholders of Registrant to be held April 9, 1996.

                                INDEX TO EXHIBITS



EXHIBIT #                        DESCRIPTION
---------                        -----------

10(i)                   Registrant's 1995 Incentive Plan

10(j)                   Grant of Incentive Stock Option

10(k)                   Non-Qualified Stock Option Agreement

11                      Computation of Earnings Per Share

21                      Subsidiaries of the Registrant

27                      Financial Data Schedule