Form 10-Q
period 1996-03-31
INTRUST FINANCIAL CORP /
filed 1996-05-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                _____________


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the period ended March 31, 1996

                                     or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                For the transition period from _____to _____


                                ____________


                       Commission file number 2-78658


                        INTRUST Financial Corporation
                        -----------------------------
           (Exact name of registrant as specified in its charter)


     Kansas                                               48-0937376
     ------                                               ----------
     (State or other jurisdiction of                      (I.R.S.Employer
     incorporation or organization)                       Identification Number)


     105 North Main Street                                67201
     Box One                                              -----
     Wichita, Kansas                                      (Zip Code)
     ---------------
     (Address of principal
     executive offices)                                   (316) 383-1111
                                                          --------------
                                                          (Registrant's
                                                          telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X Yes    No

At April 7, 1996, there were 2,342,600 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                   March 31,     December 31,
Assets                                               1996            1995
- ----------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                        $   82,633      $  102,963
   Federal funds sold and securities purchased
      under agreements to resell                     126,475         112,020
- ----------------------------------------------------------------------------
        Total cash and cash equivalents              209,108         214,983
- ----------------------------------------------------------------------------
Investment securities:
   Held-to maturity (market value, $350,536
    for 1996 and $321,141 for 1995)                  347,911         315,430
   Available-for-sale, at market                       1,899           1,923
   Equity, at cost                                     2,915           2,893
- ----------------------------------------------------------------------------
        Total investment securities                  352,725         320,246
- ----------------------------------------------------------------------------
Loans, net of unearned discount                    1,058,404       1,063,277
  Less:  Allowance for loan losses                    25,826          25,892
- ----------------------------------------------------------------------------
        Net loans                                  1,032,578       1,037,385
- ----------------------------------------------------------------------------
Land, buildings and equipment, net                    28,064          28,684
Other assets                                          65,937          65,686
- ----------------------------------------------------------------------------
      Total assets                                $1,688,412      $1,666,984
- --------------------------------------------------==========================

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------
   Deposits                                       $1,374,603      $1,367,141
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase               116,883         107,775
      Other                                            8,489          10,038
- ----------------------------------------------------------------------------
        Total short-term borrowings                  125,372         117,813
- ----------------------------------------------------------------------------
   Accounts payable and accrued liabilities           18,516          14,703
   Notes payable                                      20,310          20,310
   Convertible capital notes                          11,825          11,854
- ----------------------------------------------------------------------------
          Total liabilities                        1,550,626       1,531,821
- ----------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,000 shares issued              12,000          12,000
   Capital surplus                                    12,000          12,000
   Retained earnings                                 117,508         114,235
   Treasury stock, at cost (71,880 shares in
     1996 and 61,770 shares in 1995)                  (3,782)         (3,156)
   Unrealized securities gains, net of tax                60              84
- ----------------------------------------------------------------------------
          Total stockholders' equity                 137,786         135,163
- ----------------------------------------------------------------------------
      Total liabilities and stockholders' equity  $1,688,412      $1,666,984
- --------------------------------------------------==========================


The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                   Consolidated Condensed Statements of Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                             1996     1995
- ---------------------------------------------------------------------------
Interest income:
   Loans                                                   $25,930  $24,529
   Investment securities                                     5,176    4,199
   Federal funds sold and securities purchased under
      agreements to resell, and other                        1,889    1,165
- ---------------------------------------------------------------------------
       Total interest income                                32,995   29,893
- ---------------------------------------------------------------------------
Interest expense:
   Deposits                                                 11,767   10,403
   Federal funds purchased and securities sold under
      agreement to repurchase                                1,659      998
   Convertible capital notes                                   269      270
   Other borrowings                                            429      699
- ---------------------------------------------------------------------------
       Total interest expense                               14,124   12,370
- ---------------------------------------------------------------------------
       Net interest income                                  18,871   17,523
Provision for loan losses                                    4,015    2,281
- ---------------------------------------------------------------------------
       Net interest income after provision for loan losses  14,856   15,242
- ---------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                       2,247    2,235
   Trust department fees                                     1,396    1,469
   Credit card fees                                          2,689    2,655
   Other service charges, fees and income                    1,996    1,880
- ---------------------------------------------------------------------------
       Total noninterest income                              8,328    8,239
- ---------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                            7,810    7,510
   Net occupancy and equipment expense                       2,086    2,072
   Data processing expense                                     856    1,141
   Supplies                                                    450      813
   Deposit insurance assessment                                 85      709
   Postage and dispatch                                        597      678
   Advertising and promotional activities                    1,260      835
   Goodwill amortization                                       399      399
   Other                                                     3,259    3,138
- ---------------------------------------------------------------------------
       Total noninterest expenses                           16,802   17,295
- ---------------------------------------------------------------------------
       Income before provision for income taxes              6,382    6,186
Provision for income taxes                                   2,525    2,340
- ---------------------------------------------------------------------------
       Net income                                          $ 3,857  $ 3,846
- -----------------------------------------------------------================
Per share data:
   Net income - assuming no dilution                         $1.65    $1.63
   Net income - assuming full dilution                       $1.48    $1.46
Cash Dividends                                               $0.25    $0.25

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                             1996     1995
- ---------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                 $3,857  $ 3,846
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                 4,015    2,281
   Provision for depreciation and amortization               1,734    1,722
   Amortization of premium and accretion of discount on
         investment securities                                 104      304
   Changes in assets and liabilities:
    Loans held for sale                                      2,118      129
    Prepaid expenses and other assets                         (237)  (2,031)
    Income taxes                                             2,467    2,323
    Interest receivable                                       (596)    (195)
    Interest payable                                         1,948    2,509
    Other liabilities                                         (603)     (99)
    Other                                                       13      (68)
- ---------------------------------------------------------------------------
     Net cash provided by operating activities              14,820   10,721
- ---------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (71,385) (71,114)
   Investment securities matured or called                  38,781   46,611
   Net (increase) decrease in loans                         (2,189)  28,944
   Purchases of land, buildings and equipment                 (531)    (693)
   Proceeds from sale of equipment                               4        2
   Proceeds from sale of other real estate and
      repossessions                                            915      600
   Other                                                       (71)     (47)
- ---------------------------------------------------------------------------
     Net cash provided (absorbed) by investing activities  (34,476)   4,303
- ---------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase in deposits                                  7,462   25,271
   Net increase in short-term borrowings                     7,559    9,603
   Retirement of convertible capital notes                     (29)       0
   Cash dividends                                             (585)    (590)
   Purchase of treasury stock                                 (626)    (978)
- ---------------------------------------------------------------------------
     Net cash provided by financing activities              13,781   33,306
- ---------------------------------------------------------------------------
       Increase (Decrease) in cash and cash equivalents     (5,875)  48,330

Cash and cash equivalents at beginning of period           214,983  114,889
- ---------------------------------------------------------------------------
Cash and cash equivalents at end of period                $209,108 $163,219
- ----------------------------------------------------------=================
Supplemental disclosures
   Interest paid                                           $12,176   $9,861
   Income tax paid                                             $58   $   17

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

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1995 INTRUST Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1995 Form 10-K for additional disclosure.

2.  LOANS

As of May 6, 1996, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $4,610,595 and $254,197 for personal and business loans, respectively. Petitions under Chapter 11 of the United States Bankruptcy Code were filed in December 1990 in the United States Bankruptcy Court for the District of Kansas by Paul A. Seymour, Jr., an individual and by Arrowhead Petroleum, Inc., a corporation. Mr. Seymour's personal bankruptcy was dismissed December 27, 1995. Arrowhead's bankruptcy was dismissed March 20, 1996. The personal loans of Mr. Seymour are not included in nonperforming loans since payments are current and the loans are fully collateralized. The business loans are included in the nonperforming loans total since interest payments are past due.

3.  ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the three months ended March 31, 1996 and 1995 (in thousands):

                                               1996         1995
                                              -------      -------
      Balance, January 1                      $25,892      $19,886
                       -
      Additions:
           Provision for loan losses            4,015       2,281
                                              -------      -------
                                               29,907      22,167
      Deductions:
           Loans charged off                    4,830       2,448
           Less recoveries on loans
              previously charged off              749         784
           Net loan losses                      4,081       1,664
                                              -------      -------
      Balance, March 31                       $25,826      $20,503
                                              =======      =======


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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $342,000 at March 31, 1996 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.

4.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding. Net income per share, assuming full dilution, is computed based upon the assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended March 31, 1996 and 1995 were 2,332,267 and 2,352,496 respectively.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                 OPERATIONS

Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended March 31, 1996 was $3,857,000, essentially unchanged from the same period of the prior year. While quarterly earnings were flat when compared to 1995, the Company was able to achieve a modest increase in earnings per share even though it's 1996 first quarter provision for loan losses increased 76%, or $1,734,000, over that recognized during the first quarter of 1995.

NET INTEREST INCOME. First quarter net interest income amounts have increased $1,348,000, or 7.7% over the comparable 1995 period. This increase is principally volume related. Average interest-earning assets in the first quarter have increased 9.1% over the comparable period of 1995, with the December, 1995 acquisition of the First National Bank of Ottawa accounting for approximately 2.9% of this total increase.

The Company's interest spread during the first quarter has continued to experience modest compression. Yields on average interest-earning assets have increased 9 basis points over first quarter 1995 levels, while the funding costs of interest-bearing liabilities have increased 19 basis points. The Company continues to experience competitive pricing pressures on both its loan and deposit products. In addition, customers continue to move funds out of non-interest bearing products into interest-bearing instruments. Non-interest bearing deposits totaled 20.5% of total deposits in the first quarter of 1995, compared to 19.7% in 1996. While total asset growth has been good, loan growth has progressed at a somewhat slower pace. The year-over-year increase in total loans has been 2.4%, with loans comprising 68% of average interest-earning assets during the first quarter of 1996, as compared to 73% during the comparable period of 1995.

Loans, as a percentage of deposits, were 77% at March 31, 1996 compared to 77.8% at December 31, 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended March 31, 1996 was $4,015,000 compared to a provision of $2,281,000 for the corresponding period of the preceding year. As noted in previous filings, the Company's loan loss provision has been impacted by losses arising from national credit card solicitation programs entered into in 1993 and 1994. Losses on these accounts have significantly exceeded the Company's previous experience in credit card lending. Net credit card charge-offs during the first quarter of 1996 totaled $4,100,000 as compared to 1995 losses during a similar period of $1,833,000. The Company does not foresee a substantial decline in the level of net credit card charge-offs in 1996, and does not believe that 1996's provision for loan losses will be reduced significantly from 1995 amounts.


Summary of Loan Loss Experience
                                                            March 31,
                                                        1996        1995
- ---------------------------------------------------------------------------
Amount of loans at period-end                        $1,058,689  $1,026,603
- -----------------------------------------------------======================
YTD Average loans outstanding                        $1,049,532  $1,025,193
- -----------------------------------------------------======================
Beginning balance of allowance for loan losses          $25,892     $19,886

Loans charged-off
   Commercial, Financial and Agricultural                    51          28
   Real Estate-Mortgage                                       0         134
   Credit Card                                            4,375       2,077
   Installment                                              404         210
- ---------------------------------------------------------------------------
Total loans charged off                                   4,830       2,449
- ---------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                   396         476
   Real Estate-Mortgage                                       5           5
   Credit Card                                              275         244
   Installment                                               73          60
- ---------------------------------------------------------------------------
Total recoveries                                            749         785
- ---------------------------------------------------------------------------
Net loans charged off                                     4,081       1,664

Provision charged to expense                              4,015       2,281
- ---------------------------------------------------------------------------
Ending balance of allowance for loan losses             $25,826     $20,503
- --------------------------------------------------------===================
Net charge-offs/average loans                             0.39%       0.16%
- --------------------------------------------------------===================
Allowance for loan losses/loans at period-end             2.44%       2.00%
- --------------------------------------------------------===================
The accompanying table summarizes, by type, the Company's outstanding loans. Installment loans are principally comprised of loans secured by automobiles.

                                         March 31, 1996     December 31, 1995
- -----------------------------------------------------------------------------
                                                  Percent             Percent
                                                    of                   of
                                         Amount    Total     Amount    Total
- -----------------------------------------------------------------------------
Commercial, Financial  and
   Agricultural                        $  410,006   38.7%  $  416,428   39.2%
Real Estate-Construction                   30,734    2.9       25,491    2.4
Real Estate-Mortgage                      193,322   18.3      189,375   17.8
Installment, excluding credit card        260,469   24.6      259,047   24.3
Credit card                               164,158   15.5      173,270   16.3
- -----------------------------------------------------------------------------
Total                                  $1,058,689  100.0%  $1,063,611  100.0%
- ---------------------------------------======================================

Loans considered risk elements, as presented in the following table, totaled
 .96% of total loans at March 31, 1996 compared to .88% at December 31, 1995. During 1995, the Company substantially increased its allowance for loan losses, in recognition of the increasing level of credit card charge-offs. While the Company expects the rate of increase in credit card charge-offs to moderate, it is expected that charge-offs will continue at historically high levels through 1996. As a result, the Company's allowance for loan losses at March 31, 1996 was little-changed from 12/31/95. The allowance for loan losses at both March 31, 1996 and December 31, 1995 was 2.4% of total loans (net of unearned discount). Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

                                                 March 31,    December 31,
                                                   1996          1995
- --------------------------------------------------------------------------
      Loan Categories
           Nonaccrual Loans                       $ 5,499       $3,988
           Past Due 90 days or more                 4,648        5,383
           Restructured Loans                           0            0
- --------------------------------------------------------------------------
      Total                                       $10,147       $9,371
- --------------------------------------------------========================


LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at March 31, 1996. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 11 months, and the average maturity of municipal securities was 4 years and 7 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 1996, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 1996, the Company's total capital to risk-weighted assets ratio was 10.88% and its Tier 1 capital to risk-weighted assets ratio was 9.04%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Noninterest income increased $89,000 or 1.1% over prior year levels. Service charges on deposit accounts recognized during the quarter ended March 31, 1996 have not changed appreciably from the same period of 1995, as there have not been significant year-over-year changes in the volumes of those accounts that typically carry a service charge. Other sources of noninterest income have experienced little change as trust assets under management and credit card volumes have not grown substantially, resulting in no growth in trust fee revenue or credit card fees. It is anticipated that credit card fee income will continue to decline as competitive pressures result in reductions in annual fee income.

Noninterest expenses have declined 2.8%, or $493,000 from the comparable first quarter prior year period. Reductions in data processing expense, supplies costs and deposit insurance assessment exceeded increases in salaries and employee benefits and advertising and promotional activities.

First quarter employment expenses increased $300,000, or 4%, over those of the comparable period in 1995. $180,000 of this increase is attributable to staffing costs at new locations. At March 31, 1996 the Company had 875 full-time equivalent employees, compared to 883 at March 31, 1995.

Occupancy and equipment expenses did not change significantly from levels recognized during the corresponding period of 1995. As noted in previous filings, the Company anticipated that its conversion to another data processor, when combined with certain technology investments, would result in lesser data processing expense in 1996. First quarter results are consistent with that projection. During 1995, the Company paid $1,638,000 in deposit insurance assessment. That amount could be reduced substantially in 1996, depending on the outcome of legislative action on the recapitalization of the Savings Association Insurance Fund (SAIF). At present assessment levels, the Company's 1996 deposit insurance costs would probably be approximately $350,000. However, should Congress elect to impose a special one-time assessment to recapitalize SAIF, the Company anticipates it could incur a charge of between $800,000 and $900,000. Prospective assessments depend on the Congressional resolution of the funding of the deposit insurance funds and underlying debt instruments.

Advertising and promotional activities have increased in 1996, as the Company has engaged in a new media campaign, and has also done some limited test marketing of credit card products.


NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement in 1995.

Statement  of  Financial   Accounting  Standards  No.  122,  "Accounting  for
Mortgage Servicing Rights" amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between purchased mortgage servicing rights and originated mortgage servicing rights. The provisions of Statement No. 122 are effective for fiscal years beginning after December 15, 1995. The adoption of Statement No. 122 did not have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation and is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has elected to measure compensation costs for its stock option plan using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

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


INTRUST Financial Corporation




Date:   May 14, 1996                       By: /s/ C.Q. Chandler IV
   C. Q. Chandler IV                           --------------------
   President
   (Principal Executive Officer)




Date:   May 14, 1996                       By: /s/ Jay L. Smith
   Jay L. Smith                                ----------------
   Chief Financial Officer
   (Principal Accounting Officer)

                                EXHIBIT INDEX



Number                   Description
   27                     Financial Data Schedule