Form 10-Q
period 1996-06-30
INTRUST FINANCIAL CORP /
filed 1996-08-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 For the period
                               ended June 30, 1996

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the transition period from _____to _____


                                  ------------


                         Commission file number 2-78658


                          INTRUST Financial Corporation
             (Exact name of registrant as specified in its charter)


    Kansas                                               48-0937376
    ------                                               ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification Number)


    105 North Main Street                                67201
    Box One                                              -----
    Wichita, Kansas                                      (Zip Code)
    ---------------
    (Address of principal                                (316) 383-1111
     executive offices)                                  --------------
                                                         (Registrant's
                                                          telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

At August 2, 1996, there were 2,320,074 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                        June 30,  December 31,
Assets                                                   1996         1995
- --------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                            $   92,108    $  102,963
   Federal funds sold and securities purchased
      under agreements to resell                          19,545       112,020
- --------------------------------------------------------------------------------
        Total cash and cash equivalents                  111,653       214,983
- --------------------------------------------------------------------------------
Investment securities:
   Held-to maturity (market value, $350,460 for 1996
      and $321,141 for 1995)                             350,415       315,430
   Available-for-sale, at market                           1,773         1,923
   Equity, at cost                                         2,954         2,893
- --------------------------------------------------------------------------------
        Total investment securities                      355,142       320,246
- --------------------------------------------------------------------------------
Loans, net of unearned discount                        1,126,309     1,063,277
  Less:  Allowance for loan losses                        26,125        25,892
- --------------------------------------------------------------------------------
        Net loans                                      1,100,184     1,037,385
- --------------------------------------------------------------------------------
Land, buildings and equipment, net                        27,798        28,684
Other assets                                              72,005        65,686
- --------------------------------------------------------------------------------
      Total assets                                    $1,666,782    $1,666,984
- ------------------------------------------------------==========================
Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------
   Deposits                                           $1,339,233    $1,367,141
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                   127,157       107,775
      Other                                               10,488        10,038
- --------------------------------------------------------------------------------
        Total short-term borrowings                      137,645       117,813
- --------------------------------------------------------------------------------
   Accounts payable and accrued liabilities               17,800        14,703
   Notes payable                                          20,310        20,310
   Convertible capital notes                              11,794        11,854
- --------------------------------------------------------------------------------
          Total liabilities                            1,526,782     1,531,821
- --------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,400,166 shares issued in 1996 and
     2,400,000 issued in 1995                             12,001        12,000
   Capital surplus                                        12,004        12,000
   Retained earnings                                     120,037       114,235
   Treasury stock, at cost (77,092 shares in
         1996 and 61,770 shares in 1995)                  (4,110)       (3,156)
   Unrealized securities gains, net of tax                    68            84
- --------------------------------------------------------------------------------
          Total stockholders' equity                     140,000       135,163
- --------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $1,666,782    $1,666,984
- ------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

                   Consolidated Condensed Statements of Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                           Three Months          Six Months
                                           Ended June 30,      Ended June 30,
                                           --------------      --------------
                                           1996      1995      1996      1995
- --------------------------------------------------------------------------------
Interest income:
   Loans                                  $26,727   $26,570   $52,657   $51,099
   Investment securities                    5,555     4,701    10,731     8,900
   Federal funds sold and securities
      purchased under agreements to
      resell, and other                       985     1,030     2,874     2,195
- --------------------------------------------------------------------------------
       Total interest income               33,267    32,301    66,262    62,194
- --------------------------------------------------------------------------------
Interest expense:
   Deposits                                11,733    11,527    23,500    21,930
   Federal funds purchased and securities
      sold under agreement to repurchase    1,489     1,077     3,148     2,075
   Convertible capital notes                  263       270       532       540
   Other borrowings                           431       455       860     1,154
- --------------------------------------------------------------------------------
       Total interest expense              13,916    13,329    28,040    25,699
- --------------------------------------------------------------------------------
       Net interest income                 19,351    18,972    38,222    36,495
Provision for loan losses                   5,765     4,180     9,780     6,461
- --------------------------------------------------------------------------------
       Net interest income after
         provision for loan losses         13,586    14,792    28,442    30,034
- --------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts      2,339     2,362     4,586     4,597
   Trust department fees                    1,383     1,328     2,779     2,797
   Credit card fees                         2,502     2,276     5,191     4,931
   Other service charges, fees and income   2,088     1,943     4,084     3,823
- --------------------------------------------------------------------------------
       Total noninterest income             8,312     7,909    16,640    16,148
- --------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits           7,728     7,197    15,538    14,707
   Net occupancy and equipment expense      2,148     2,036     4,234     4,108
   Data processing expense                    901     1,080     1,757     2,221
   Supplies                                   528       692       978     1,504
   Deposit insurance assessment               103       711       188     1,420
   Postage and dispatch                       596       617     1,193     1,295
   Advertising and promotional activities     796       790     2,056     1,625
   Goodwill amortization                      399       399       798       798
   Other                                    3,467     3,837     6,726     6,976
- --------------------------------------------------------------------------------
       Total noninterest expenses          16,666    17,359    33,468    34,654
- --------------------------------------------------------------------------------
Income before provision for
          income taxes                      5,232     5,342    11,614    11,528
Provision for income taxes                  1,888     2,002     4,413     4,342
- --------------------------------------------------------------------------------
 Net income                               $ 3,344   $ 3,340   $ 7,201   $ 7,186
- ------------------------------------------======================================
Per share data:
   Net income - assuming no dilution        $1.44     $1.43     $3.09     $3.06
   Net income - assuming full dilution      $1.29     $1.28     $2.77     $2.74
Cash Dividends                              $0.35     $0.25     $0.60     $0.50

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                             Six Months Ended
                                                                June 30,
                                                          --------------------
                                                             1996       1995
- --------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                               $   7,201   $  7,186
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                  9,780      6,461
   Provision for depreciation and amortization                3,492      3,462
   Amortization of premium and accretion of discount on
         investment securities                                  122        535
   Changes in assets and liabilities:
    Loans held for sale                                      (2,538)    (1,843)
    Prepaid expenses and other assets                        (6,138)    (3,428)
    Income taxes                                               (795)      (695)
    Interest receivable                                      (1,252)      (766)
    Interest payable                                          4,000      4,572
    Other liabilities                                          (248)      (357)
    Other                                                      (176)       (88)
- --------------------------------------------------------------------------------
     Net cash provided by operating activities               13,448     15,039
- --------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (100,545)   (91,764)
   Investment securities matured or called                   65,516     73,069
   Net (increase) in loans                                  (71,626)    (1,216)
   Purchases of land, buildings and equipment                (1,424)    (1,524)
   Proceeds from sale of equipment                                4         32
   Proceeds from sale of other real estate
     and repossessions                                        1,928      1,587
   Other                                                       (142)      (196)
- --------------------------------------------------------------------------------
     Net cash absorbed by investing activities             (106,289)   (20,012)
- --------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                      (27,908)     5,980
   Net increase in short-term borrowings                     19,832     28,167
   Retirement of convertible capital notes                      (60)         0
   Cash dividends                                            (1,399)    (1,177)
   Purchase of treasury stock                                  (954)    (1,104)
- --------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities   (10,489)    31,866
- --------------------------------------------------------------------------------
       Increase (Decrease) in cash and cash equivalents    (103,330)    26,893

Cash and cash equivalents at beginning of period            214,983    114,889
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 111,653   $141,782
- ----------------------------------------------------------======================
Supplemental disclosures
   Interest paid                                            $24,040   $21,330
   Income tax paid                                           $5,208   $ 5,037

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

2.  LOANS

As of August 2, 1996, Paul Seymour, Jr., a director of the Company was indebted to INTRUST Bank, N.A. in the principal amount of $4,746,595 and $254,197 for personal and business loans, respectively. Petitions under Chapter 11 of the United States Bankruptcy Code were filed in December 1990 in the United States Bankruptcy Court for the District of Kansas by Paul A. Seymour, Jr., an individual and by Arrowhead Petroleum, Inc., a corporation. Mr. Seymour's personal bankruptcy was dismissed December 27, 1995. Arrowhead's bankruptcy was dismissed March 20, 1996. The personal loans of Mr. Seymour are not included in nonperforming loans since payments are current and the loans are fully collateralized. The business loans are included in the nonperforming loans total since interest payments are past due.

3.  ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the six months ended June 30, 1996 and 1995 (in thousands):

                                                         1996          1995
                                                       -------       -------
      Balance, January 1                               $25,892       $19,886
      Additions:
           Provision for loan losses                     9,780         6,461
                                                       -------       -------
                                                        35,672        26,347
      Deductions:
           Loans charged off                            10,878         5,623
           Less recoveries on loans
               previously charged off                    1,331         1,821
                                                       -------       -------
           Net loan losses                               9,547         3,802
                                                       -------       -------
      Balance, June 30                                 $26,125       $22,545
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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $453,000 at June 30, 1996 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.

4.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding plus average incremental shares of stock outstanding from the assumed exercise of stock options. Net income per share, assuming full dilution, is computed based upon the additional assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended June 30, 1996 and 1995 were 2,324,389 and 2,343,472 respectively. The weighted average number of shares outstanding for the six months ended June 30, 1996 and 1995 were 2,328,369 and 2,347,959 respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the six months ended June 30, 1996 was $7,201,000, essentially unchanged from the same period of the prior year. An increased level of charge-offs in the Company's credit card portfolio has resulted in the Company recording a provision for loan losses of $9,780,000, which is 51.4% higher than the provision recognized during the comparable period of 1995.

NET INTEREST INCOME. Second quarter net interest income amounts have increased $379,000, or 2.0% over the comparable 1995 period, and increased 2.5% over comparable first quarter amounts. The year-over-year change is principally volume related, as 1996 average interest-earning assets have increased 11.1% over 1995 levels. As discussed in previous filings, the Company's acquisition of the First National Bank of Ottawa in December, 1995 accounted for a portion of the change in average interest-earning assets, but the Company has also experienced moderate growth in non-credit card loan demand in 1996. The quarterly change in net interest income in 1996 is not volume related, as average interest earning assets have not changed significantly. The loan demand experienced by the Company has resulted in a shift in composition of interest earning assets, with a resulting modest increase in net interest income.

The Company's interest spread increased during the second quarter. Yields on average interest-earning assets have increased ten basis points over first quarter 1996 levels, while the funding costs of interest-bearing liabilities have decreased six basis points. As previously mentioned, the Company has experienced growth in loan demand in 1996, and particularly in the second quarter. Average total loans have increased approximately $49 million from first quarter levels. The increased loan demand has resulted in the Company shifting assets out of relatively lower yielding Federal Funds into loans. Loans were 71.2% of average interest earning assets during the second quarter, as compared to 67.9% in the first quarter. The Company's ratio of noninterest-bearing to total deposits remained at 19.7%. Although a modest decline was experienced in the cost of funds in the second quarter, the Company believes increasing competitive pressure in its local markets will result, absent some unforeseen movement by the Federal Reserve Bank, in additional interest margin compression during the remainder of the year.

Loans, as a percentage of deposits, were 84.1%,77% and 77.8%, respectively at June 30, 1996, March 31, 1996 and December 31, 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended June 30, 1996 was $5,765,000, compared to $4,015,000 in the first quarter of 1996 and $4,180,000 in the comparable period of 1995. As noted in previous filings, the Company's loan loss provision has been impacted by losses arising from national credit card solicitation programs entered into in 1993 and 1994. Losses on these accounts have significantly exceeded the Company's previous experience in credit card lending. Net credit card charge-offs during the second quarter of 1996 totaled $4,448,000 as compared to first quarter net charge-offs of $4,100,000 and 1995 second quarter losses of $2,563,000. The Company believes its net credit card charge-offs will continue to run above historical averages through the remainder of 1996, and believes that its 1996 provision for loan losses will be comparable to that recognized in 1995.

SUMMARY OF LOAN LOSS EXPERIENCE
- --------------------------------------------------------------------------------
                                                           June 30,
                                                      1996        1995
- --------------------------------------------------------------------------------
Amount of loans at period-end                      $1,126,309  $1,055,397
- ---------------------------------------------------=============================
YTD Average loans outstanding                      $1,073,659  $1,035,631
- ---------------------------------------------------=============================
Beginning balance of allowance for loan losses        $25,892     $19,886

Loans charged-off
   Commercial, Financial and Agricultural                 940         121
   Real Estate-Mortgage                                    16         139
   Credit Card                                          9,106       4,954
   Installment                                            816         409
- --------------------------------------------------------------------------------
Total loans charged off                                10,878       5,623
- --------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                 583         988
   Real Estate-Mortgage                                    18          22
   Credit Card                                            558         558
   Installment                                            172         253
- --------------------------------------------------------------------------------
Total recoveries                                        1,331       1,821
- --------------------------------------------------------------------------------
Net loans charged off                                   9,547       3,802

Provision charged to expense                            9,780       6,461
- --------------------------------------------------------------------------------
Ending balance of allowance for loan losses           $26,125     $22,545
- ---------------------------------------------------=============================
Net charge-offs/average loans                           0.89%       0.37%
- ---------------------------------------------------=============================
Allowance for loan losses/loans at period-end           2.32%       2.14%
- ---------------------------------------------------=============================
The accompanying table summarizes, by type, the Company's outstanding loans. Installment loans are principally comprised of loans secured by automobiles.

                                           June 30, 1996       December 31, 1995
- --------------------------------------------------------------------------------
                                                    Percent             Percent
                                          Amount    of Total   Amount   of Total
- --------------------------------------------------------------------------------
Commercial, Financial  and Agricultural  $  432,072    38.3% $  416,428    39.2%
Real Estate-Construction                     26,991     2.4      25,491     2.4
Real Estate-Mortgage                        220,742    19.6     189,375    17.8
Installment, excluding credit card          280,311    24.9     259,047    24.3
Credit card                                 166,427    14.8     173,270    16.3
- --------------------------------------------------------------------------------
Total                                    $1,126,543   100.0% $1,063,611   100.0%
- -----------------------------------------=======================================

Loans  considered risk elements,  as presented in the following  table,  totaled
 .92% of total loans at June 30, 1996 compared to .88% at December 31, 1995. During 1995, the Company substantially increased its allowance for loan losses, in recognition of the increasing level of credit card charge-offs. The Company has maintained this posture through 1996. While the Company expects the rate of increase in credit card charge-offs to moderate, it is expected that charge-offs will continue at historically high levels through the remainder of the year. As a result, the Company's allowance for loan losses at June 30, 1996 was little-changed from December 31, 1995. The allowance for loan losses at June 30, 1996 was 2.3% of total loans and was 2.4% at December 31, 1995. This nominal decline in the ratio of the allowance to total loans results from the change in composition of the Company's total loan portfolio. Credit card loans comprised 14.8% of total loans at June 30, 1996, whereas such loans represented 16.3% of total loans at December 31, 1995. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

                                              June 30,     December 31,
                                                1996           1995
- --------------------------------------------------------------------------------
      Loan Categories
           Nonaccrual Loans                     $5,764          $3,988
           Past Due 90 days or more              4,544           5,383
           Restructured Loans                        0               0
- --------------------------------------------------------------------------------
      Total                                    $10,308          $9,371
- -----------------------------------------------=================================

LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at June 30, 1996. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 10 months, and the average maturity of municipal securities was 4 years and 5 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 1996, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 1996, the Company's total capital to risk-weighted assets ratio was 10.69% and its Tier 1 capital to risk-weighted assets ratio was 8.88%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Noninterest income in the second quarter increased $403,000 or 5.1% over prior year levels, but was essentially unchanged from amounts recognized in the first quarter. Service charges on deposit accounts recognized during the quarter ended June 30, 1996 have not changed appreciably from the same period of 1995, as there have not been significant year-over-year changes in the volumes of those accounts that typically carry a service charge. Trust assets under management have not grown substantially, resulting in no growth in trust fee revenue. Credit card fees in the second quarter declined from first quarter levels as cash collections on the Company's securitized credit card portfolios slowed modestly and charge-offs increased, resulting in a decline in excess servicing fee revenue. .

Noninterest expenses have declined 4.0%, or $693,000 from the comparable second quarter prior year period. Reductions in data processing expense, supplies costs and deposit insurance assessment exceeded increases in salaries and employee benefits and advertising and promotional activities.

Second quarter employment expenses increased $531,000, or 7.4%, over those of the comparable period in 1995, and have increased $831,000 during the first half of 1996 when compared to 1995. Approximately 93% of the $831,000 total increase relates to staffing costs at new locations, or to staffing costs incurred as a result of establishing new business activities. At June 30, 1996 the Company had 874 full-time equivalent employees, compared to 890 at June 30, 1995.

Occupancy and equipment expenses did not change significantly from levels recognized during the corresponding period of 1995. As noted in previous filings, the decline in the Company's data processing expense is attributable to its conversion to another data processor and certain technology investments made in 1994 and 1995.

During the second quarter of 1996, the Company paid $103,000 in deposit insurance assessments, compared to $711,000 in 1995. Through the first six months of 1996, deposit insurance costs have declined $1,232,000 from 1995 levels. The reduction in these costs has played a significant role in the overall $1,186,000 decline in total noninterest expense. Future savings in 1996 could be reduced substantially, depending on the outcome of legislative action on the recapitalization of the Savings Association Insurance Fund (SAIF). Prospective assessments depend on the Congressional resolution of the funding of the deposit insurance funds and underlying debt instruments.

Advertising and promotional activities slowed in the second quarter, but it is anticipated that these costs will remain above 1995 levels for the remainder of the year. A decline in losses sustained arising from credit card fraud is the principal reason for the reduction in other noninterest expense.


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


INTRUST Financial Corporation




Date:  August 14, 1996                       By: /s/ C.Q. Chandler IV
                                                ---------------------
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:  August 14, 1996                       By: /s/ Jay L. Smith
                                                -----------------
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
   27                     Financial Data Schedule