Form 10-Q
period 1996-09-30
INTRUST FINANCIAL CORP /
filed 1996-11-12
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1996

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
                                                          (Registrant's
                                                           telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

At November 4, 1996, there were 2,222,449 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                     September 30,  December 31,
Assets                                                   1996          1995
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                            $   114,570    $  102,963
   Federal funds sold and securities purchased
      under agreements to resell                           14,138       112,020
--------------------------------------------------------------------------------
        Total cash and cash equivalents                   128,708       214,983
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $321,159 for 1996
      and $321,141 for 1995)                              320,098       315,430
   Available-for-sale, at market                            1,483         1,923
   Equity, at cost                                          2,732         2,893
--------------------------------------------------------------------------------
        Total investment securities                       324,313       320,246
--------------------------------------------------------------------------------
Loans, net of unearned discount                         1,141,265     1,063,277
  Less:  Allowance for loan losses                         27,452        25,892
--------------------------------------------------------------------------------
        Net loans                                       1,113,813     1,037,385
--------------------------------------------------------------------------------
Land, buildings and equipment, net                         28,257        28,684
Other assets                                               67,081        65,686
--------------------------------------------------------------------------------
      Total assets                                     $1,662,172    $1,666,984
-------------------------------------------------------=========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                            $1,357,442    $1,367,141
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                    110,893       107,775
      Other                                                10,983        10,038
--------------------------------------------------------------------------------
        Total short-term borrowings                       121,876       117,813
--------------------------------------------------------------------------------
   Accounts payable and accrued liabilities                21,145        14,703
   Notes payable                                           17,660        20,310
   Convertible capital notes                               11,345        11,854
--------------------------------------------------------------------------------
          Total liabilities                             1,529,468     1,531,821
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,415,071 shares issued in 1996 and
     2,400,000 issued in 1995                              12,075        12,000
   Capital surplus                                         12,377        12,000
   Retained earnings                                      121,715       114,235
   Treasury stock, at cost (192,422 shares in
         1996 and 61,770 shares in 1995)                  (13,516)       (3,156)
   Unrealized securities gains, net of tax                     53            84
--------------------------------------------------------------------------------
          Total stockholders' equity                      132,704       135,163
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $1,662,172    $1,666,984
-------------------------------------------------------=========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

                   Consolidated Condensed Statements of Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                            Three Months         Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                             1996     1995       1996     1995
--------------------------------------------------------------------------------
Interest income:
   Loans                                   $27,313  $26,857    $79,970  $77,956
   Investment securities                     5,353    4,570     16,084   13,470
   Federal funds sold and securities
      purchased under agreements to
      resell, and other                        538    1,462      3,412    3,657
--------------------------------------------------------------------------------
       Total interest income                33,204   32,889     99,466   95,083
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                 11,772   11,619     35,272   33,549
   Federal funds purchased and securities
      sold under agreement to repurchase     1,646    1,421      4,794    3,496
   Convertible capital notes                   252      269        784      809
   Other borrowings                            422      522      1,282    1,676
--------------------------------------------------------------------------------
       Total interest expense               14,092   13,831     42,132   39,530
--------------------------------------------------------------------------------
       Net interest income                  19,112   19,058     57,334   55,553
Provision for loan losses                    6,121    7,330     15,901   13,791
--------------------------------------------------------------------------------
       Net interest income after
         provision for loan losses          12,991   11,728     41,433   41,762
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts       2,279    2,216      6,865    6,813
   Trust department fees                     1,497    1,379      4,276    4,176
   Credit card fees                          2,716    2,206      7,907    7,137
   Securities gains                             37        0         37        0
   Other service charges, fees and income    1,773    1,540      5,857    5,363
--------------------------------------------------------------------------------
       Total noninterest income              8,302    7,341     24,942   23,489
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits            8,066    7,368     23,604   22,075
   Net occupancy and equipment expense       2,011    2,179      6,245    6,287
   Data processing expense                     907    1,375      2,664    3,596
   Supplies                                    531      676      1,509    2,180
   Deposit insurance assessment                862    (116)      1,050    1,305
   Postage and dispatch                        548      538      1,741    1,833
   Advertising and promotional activities    1,020      606      3,076    2,231
   Goodwill amortization                       399      399      1,197    1,197
   Other                                     3,464    3,333     10,190   10,309
--------------------------------------------------------------------------------
       Total noninterest expenses           17,808   16,358     51,276   51,013
--------------------------------------------------------------------------------
       Income before provision for
          income taxes                       3,485    2,711     15,099   14,238
Provision for income taxes                     993      642      5,406    4,984
--------------------------------------------------------------------------------
       Net income                          $ 2,492  $ 2,069    $ 9,693  $ 9,254
-------------------------------------------=====================================
Per share data:
   Net income - assuming no dilution         $1.11    $0.88      $4.20    $3.94
   Net income - assuming full dilution       $1.03    $0.82      $3.80    $3.57
Cash Dividends                               $0.35    $0.25      $0.95    $0.75

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                              1996      1995
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                               $    9,693  $  9,254
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                  15,901    13,791
   Provision for depreciation and amortization                 5,046     5,224
   Amortization of premium and accretion of discount on
         investment securities                                   126       684
   Gain on sale of investment securities                         (37)        0
   Changes in assets and liabilities:
    Loans held for sale                                         (344)   (3,269)
    Prepaid expenses and other assets                         (2,547)   (3,670)
    Income taxes                                              (1,593)   (2,583)
    Interest receivable                                          161    (1,429)
    Interest payable                                           6,218     6,670
    Other liabilities                                          1,089       581
    Other                                                       (192)      (86)
--------------------------------------------------------------------------------
     Net cash provided by operating activities                33,521    25,167
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                        (101,005)  (127,641)
   Investment securities matured or called                    96,356   108,852
   Proceeds from sale of investment securities                   472         0
   Net (increase) decrease in loans                          (94,559)   12,569
   Purchases of land, buildings and equipment                 (2,845)   (2,355)
   Proceeds from sale of equipment                                12        43
   Proceeds from sale of other real estate
     and repossessions                                         2,847     2,601
   Other                                                        (157)     (330)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities               (98,879)   (6,261)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                        (9,699)   13,471
   Net increase in short-term borrowings                       4,063    27,544
   Payment on notes payable                                   (2,650)    (2640)
   Retirement of convertible capital notes                       (57)     (146)
   Cash dividends                                             (2,213)   (1,762)
   Purchase of treasury stock                                (10,360)   (1,114)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities    (20,916)   35,353
--------------------------------------------------------------------------------
       Increase (Decrease) in cash and cash equivalents      (86,274)   54,259

Cash and cash equivalents at beginning of period             214,983   114,889
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $ 128,709  $169,148
------------------------------------------------------------====================
Supplemental disclosures
   Interest paid                                             $35,914   $32,860
   Income tax paid                                            $6,999   $ 7,567

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

2.  ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the nine months ended September 30, 1996 and 1995 (in thousands):

                                                         1996          1995
                                                       -------       -------
      Balance, January 1                               $25,892       $19,886
      Additions:
           Provision for loan losses                    15,901        13,791
                                                       -------       -------
                                                        41,793        33,677
      Deductions:
           Loans charged off                            16,151         9,454
           Less recoveries on loans
               previously charged off                    1,810         2,744
                                                       -------       -------
           Net loan losses                              14,341         6,710
                                                       -------       -------
      Balance, September 30                            $27,452       $26,967
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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $570,307 at September 30, 1996 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.

3.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding plus average incremental shares of stock outstanding from the assumed exercise of stock options. Net income per share, assuming full dilution, is computed based upon the additional assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended September 30, 1996 and 1995 were 2,272,359 and 2,342,683 respectively. The weighted average number of shares outstanding for the nine months ended September 30, 1996 and 1995 were 2,309,563 and 2,346,181 respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Unaudited   consolidated  net  income  of  INTRUST  Financial  Corporation  (the
"Company") for the nine months ended September 30, 1996 was $9,693,000, a $439,000 increase over the same period of the prior year. As noted in previous filings, the Company's year-to-date earnings for the first two quarters of 1996 were essentially unchanged from the comparable period of the prior year. However, comparative third quarter results were influenced by the loan loss provision recognized by the Company in 1995. For the quarter ended September 30, 1996, the Company recorded a loan loss provision of $6,121,000, as compared to a provision of $7,330,000 during the third quarter of 1995. This difference in the loan loss provision more than offset the additional expense incurred by the Company in 1996 arising from the recapitalization of the Savings Association Insurance Fund.

NET INTEREST INCOME. Third quarter net interest income amounts have increased only modestly ($54,000) over the comparable 1995 period, and declined $239,000 from the second quarter. The year-over-year change is principally volume related, as 1996 average interest-earning assets have increased 5.9% over 1995 levels. As discussed in previous filings, the Company's acquisition of the First National Bank of Ottawa in December, 1995 accounted for a portion of the change in average interest-earning assets, but the Company has also experienced moderate growth in non-credit card loan demand in 1996. The Company did experience a slight decline (less than 2%) in average interest-earning assets during the third quarter, as some contraction in total deposits was experienced.

The Company mentioned in previous filings that it anticipated interest margin compression during the remainder of 1996. The Company's interest spread contracted during the third quarter. Yields on average interest-earning assets increased 15 basis points over second quarter 1996 levels, but the funding costs of interest-bearing liabilities have increased twenty-four basis points. Competitive factors will continue to put pressure on the Company's interest margin.

The Company continues to experience growth in loan demand. Average total loans, after increasing approximately $49 million in the second quarter, increased another $31 million in the third quarter. This increased loan demand has resulted in the Company shifting assets out of relatively lower yielding Federal Funds into loans. Loans were 74.7% of average interest earning assets during the third quarter, as compared to 71.2% during the second quarter and 67.9% in the first quarter. The Company's ratio of noninterest-bearing to total deposits increased .4% during the third quarter, to 20.1%. Loans, as a percentage of deposits, were 84.1% at both September 30, 1996 and June 30, 1996, and were 77.8% at December 31, 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended September 30, 1996 was $6,121,000, compared to $5,765,000 in the second quarter of 1996 and $7,330,000 in the comparable period of 1995. As noted in previous filings, the Company's loan loss provision has been impacted by losses arising from national credit card solicitation programs entered into in 1993 and 1994. Losses on these accounts have significantly exceeded the
Company's previous experience in credit card lending. Net credit card charge-offs during the third quarter of 1996 totaled $4,478,000 as compared to second quarter net charge-offs of $4,448,000 and 1995 third quarter losses of $3,161,000. The Company believes its net credit card charge-offs will continue to run above historical averages through the remainder of 1996, and believes that its 1996 provision for loan losses will be comparable to that recognized in 1995.

Summary of Loan Loss Experience
--------------------------------------------------------------------------------
                                                        September 30,
                                                      1996        1995
--------------------------------------------------------------------------------
Amount of loans at period-end                      $1,141,265  $1,039,569
---------------------------------------------------=============================
YTD Average loans outstanding                      $1,092,469  $1,039,178
---------------------------------------------------=============================
Beginning balance of allowance for loan losses        $25,892     $19,886

Loans charged-off
   Commercial, Financial and Agricultural               1,127         217
   Real Estate-Mortgage                                    16         141
   Credit Card                                         13,827       8,456
   Installment                                          1,181         640
--------------------------------------------------------------------------------
Total loans charged off                                16,151       9,454
--------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                 723       1,493
   Real Estate-Mortgage                                    24          28
   Credit Card                                            801         899
   Installment                                            262         324
--------------------------------------------------------------------------------
Total recoveries                                        1,810       2,744
--------------------------------------------------------------------------------
Net loans charged off                                  14,341       6,710

Provision charged to expense                           15,901      13,791
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses           $27,452     $26,967
------------------------------------------------------==========================
Net charge-offs/average loans                           1.31%       0.65%
------------------------------------------------------==========================
Allowance for loan losses/loans at period-end           2.41%       2.59%
------------------------------------------------------==========================
The accompanying table summarizes, by type, the Company's outstanding loans. Installment loans are principally comprised of loans secured by automobiles.

                                          September 30, 1996  December 30, 1995
--------------------------------------------------------------------------------
                                                     Percent             Percent
                                           Amount   of Total   Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial  and Agricultural  $  444,497    38.9% $  416,428    39.2%
Real Estate-Construction                     24,094     2.1      25,491     2.4
Real Estate-Mortgage                        220,876    19.4     189,375    17.8
Installment, excluding credit card          291,083    25.5     259,047    24.3
Credit card                                 160,715    14.1     173,270    16.3
--------------------------------------------------------------------------------
Total                                    $1,141,265   100.0% $1,063,611   100.0%
-----------------------------------------=======================================

Loans  considered risk elements,  as presented in the following  table,  totaled
 .78% of total loans at September 30, 1996 compared to .88% at December 31, 1995. In addition to the loans in the table, the Company recognizes that there are higher than normal amounts of credit card loans that will eventually be charged off. During 1995, the Company substantially increased its allowance for loan losses, in recognition of the increasing level of credit card charge-offs. The Company has maintained this posture through 1996. While the Company expects the rate of increase in credit card charge-offs to moderate (as evidenced by the nominal $30,000 increase in net charge-offs in the third quarter), it is expected that charge-offs will continue at historically high levels through the remainder of the year. The Company has increased its allowance for loan losses at September 30, 1996 by approximately 6% from December 31, 1995 levels, in recognition of increased credit card charge-off levels for the remainder of the year. The allowance for loan losses at both September 30, 1996 and December 31, 1995 was 2.4% of total loans. The Company continues to evaluate the relative profitability of its national credit card portfolio, and is presently assessing alternatives that might be available to the Company with respect to this particular segment of its business. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

                                                    September 30,   December 31,
                                                         1996            1995
--------------------------------------------------------------------------------
      Loan Categories
           Nonaccrual Loans                             $4,331          $3,988
           Past Due 90 days or more                      4,548           5,383
           Restructured Loans                                0               0
--------------------------------------------------------------------------------
      Total                                             $8,879          $9,371
--------------------------------------------------------========================

LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at September 30, 1996. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 9 months, and the average maturity of municipal securities was 4 years and 3 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 1996, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of consumer loan receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 1996, the Company's total capital to risk-weighted assets ratio was 10.15% and its Tier 1 capital to risk-weighted assets ratio was 8.34%. These ratios have declined slightly from June 30, 1996 levels as the Company availed itself of an opportunity to repurchase approximately 5% of its outstanding common stock during the third quarter.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Noninterest income in the third quarter increased $961,000 or 13.1% over prior year levels, but was essentially unchanged from amounts recognized in the second quarter. Service charges on deposit accounts recognized during the quarter ended September 30, 1996 have not changed appreciably from the same period of 1995, as there have not been significant year-over-year changes in the volumes of those accounts that typically carry a service charge. Additional marketing efforts and the introduction of new lines of business in the Trust area have resulted in increased fee income from that revenue source. Third quarter 1996 trust fees increased approximately $100,000 over prior year and prior quarter levels. Credit card fees increased $214,000 from second quarter levels, as merchant fee revenue has increased with the addition of new merchants. Offsetting this increase were declines in fee revenue from alternative investment sales and credit life insurance activity.

Noninterest expenses increased $1,450,000, or 8.9%, from the comparable third quarter prior year period. Much of this increase was attributable to two factors associated with deposit insurance assessments. First, in the third quarter of 1995, the Company received refunds of previously paid deposit insurance assessments, resulting in net deposit insurance assessments of ($116,000). Second, the Deposit Institution Funding Act, which was passed on September 30, 1996, resulted in the Company incurring a special one-time charge of approximately $750,000 to recapitalize the Savings Association Insurance Fund.

Third quarter employment expenses increased $698,000, or 9.5%, over those of the comparable period in 1995. Year-to-date compensation costs have increased $1,529,000 over 1995 levels. Approximately 90% of this total increase relates to staffing costs at new locations, or to staffing costs incurred as a result of establishing new business activities. At September 30, 1996 the Company had 882 full-time equivalent employees, compared to 875 at September 30, 1995.

Occupancy and equipment expenses recognized through the first nine months of 1996 have not changed significantly from levels recognized during the corresponding period of 1995. As noted in previous filings, the decline in the Company's data processing expense is attributable to its conversion to another data processor and certain technology investments made in 1994 and 1995.

During the third quarter, the Company entered into marketing efforts for certain of its retail products. These efforts resulted in increased advertising and promotional costs. Other noninterest expense in the third quarter was essentially unchanged from the second quarter. A decline in losses sustained arising from credit card fraud has substantially offset increases in certain other credit card operating expense line items.


NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement in 1995.

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between purchased mortgage servicing rights and originated mortgage servicing rights. The provisions of Statement No. 122 are effective for fiscal years beginning after December 15, 1995. The adoption of Statement No. 122 did not have a material impact on the Company's financial statements.

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

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has not yet determined the impact on the financial statements of the adoption of this Standard.

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


INTRUST Financial Corporation




Date:  November 12, 1996                       By: /s/ C.Q. Chandler IV
                                                  ---------------------
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:  November 12, 1996                       By: /s/ Jay L. Smith
                                                  -----------------
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
   27                     Financial Data Schedule