Form 10-K405
period 1996-12-31
INTRUST FINANCIAL CORP /
filed 1997-03-27
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K405

                              (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the fiscal year ended December 31, 1996
                                  OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from _______ to ________

                    Commission File Number 2-78658

                     INTRUST FINANCIAL CORPORATION
      ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         Kansas                                       48-0937376
       -------------------------------          ----------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification Number)

       105 North Main Street
       Box One
       Wichita, Kansas                                  67202
       ---------------------                          ----------
       (Address of principal                          (Zip Code)
        executive offices)

       Registrant's telephone number, including area code:(316)383-1111

       Securities registered pursuant to Section 12(b) of the Act:  NONE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

        At February 4, 1997, there were 2,201,110 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 5, 1997, the bid price of $63.00 per share would indicate an aggregate market value of $95,241,069 for shares held by nonaffiliates.

EXHIBIT INDEX:  Part IV hereof.

                                     PART I
                                     ------
ITEM 1. BUSINESS.
-----------------

        GENERAL
        -------
        INTRUST Financial Corporation, a Kansas corporation (the "Company"), is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The mailing address of the Company is 105 North Main, Box One, Wichita, Kansas 67202.

        On May 1, 1996, INTRUST Investments, Inc. was formed as a wholly-owned subsidiary of INTRUST Bank, N.A.

        INTRUST Mortgage Corporation of Kansas ("IMC"), a wholly-owned subsidiary of INTRUST Bank, N.A. that was engaged in the business of mortgage banking, was liquidated as of May 31, 1996. The assets and liabilities of IMC were transferred to INTRUST Bank, N.A. at historical cost. Income and expenses, from before and after the combination, are included in the Company's consolidated income statement for 1996.

        INTRUST Community Development Corporation was incorporated, on June 17, 1996, as a wholly-owned subsidiary of the Company.

        On September 16, 1996, one of the Company's direct wholly-owned banking subsidiaries (The First Bank, Moore, Oklahoma) was merged into Will Rogers Bank, also a wholly-owned banking subsidiary of the Company. The assets and liabilities transferred in the combination were accounted for at historical cost. Income and expenses, from before and after the combination, are included in the Company's consolidated income statement for 1996.

        On  November  1,  1996,  NestEgg  Consulting,   Inc.  was  formed  as  a
wholly-owned subsidiary of the Company.

        First Moore Insurance Agency, Inc. ("FMIA"), a wholly-owned subsidiary of the Company and WRB Insurance Agency ("WRBIA"), a wholly-owned subsidiary of Will Rogers Bank, were liquidated on December 18, 1996. FMIA and WRBIA were engaged in the business of selling credit life insurance to customers of Will Rogers Bank. The assets and liabilities of FMIA and WRBIA were transferred, at historical cost, to the Company and WRB respectively. Income and expenses, from before and after the combination, are included in the Company's consolidated income statement for 1996.

        DESCRIPTION OF BUSINESS
        -----------------------
        As of December 31, 1996, the Company's direct wholly-owned banking subsidiaries were INTRUST Bank, N.A. ("IB"), Wichita, Kansas, and Will Rogers Bank ("WRB"), Oklahoma City, Oklahoma (collectively, the "Subsidiary Banks"). IB is a national banking association organized under the laws of the United States. WRB a state banking association is organized under the laws of Oklahoma. The Subsidiary Banks provide a broad range of banking services to customers, including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, and safe deposit facilities. In addition, IB offers fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services to its customers.

        The direct and  indirect  non-banking  subsidiaries  of the Company are:
NestEgg Consulting, Inc. ("NCI"), INTRUST Community Development Corporation ("ICDC"), KSB Properties, Inc. ("KSBP"), and INTRUST Investments, Inc. ("III") (collectively, the "Non-Banking Subsidiaries"). NCI and ICDC are wholly-owned subsidiaries of the Company; KSBP and III are wholly-owned subsidiaries of IB. NCI is engaged in the business of providing pension plan consulting services.
ICDC is in business to make equity and debt investments to promote community welfare. KSBP owned partial interests in oil and gas leases that were acquired through foreclosure, all of which properties were sold in 1994. III performs portfolio management activities by managing, investing and reinvesting the cash, U.S. government obligations and other investment securities contributed to it by INTRUST Bank, N.A.. All of the Non-Banking Subsidiaries are based in Wichita, Kansas.

        The Subsidiary Banks and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries".

        At December 31, 1996, IB's trust division managed assets with a market value of $1,289,000,000 in various fiduciary capacities.

        As of December 31, 1996 the Company had 23 full-time employees. The Subsidiaries collectively had approximately 791 full-time and 152 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

        The Company and the Subsidiaries do not engage in any other business.

        COMPETITION
        -----------
        The Company offers a wide range of financial services through its Subsidiary Banks (IB and WRB). The Company and its Subsidiary Banks encounter intense competition in all of their activities. As lenders, the Subsidiary Banks compete not only with other banks, but also with savings associations, credit unions, finance companies, factoring companies, insurance companies and other non-banking financial institutions. They compete for savings and time deposits with other banks, savings associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities. In addition, large regional and national corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Many of such competitors have greater financial resources available for lending and acquisition as well as higher lending limits than the Subsidiary Banks and may provide services which the Company or its Subsidiaries may not offer. In addition, non-banking financial institutions are generally not subject to the same regulatory restraints applicable to banks.

        The Company is predominantly a retail bank committed to serving the financial needs of customers in the local communities where the Subsidiary Banks and their branches are located. IB's primary service areas are Sedgwick County (including Wichita), Johnson County, El Dorado and Ottawa, Kansas; WRB's primary service areas are Oklahoma City, Moore and Mustang, Oklahoma. The Company believes that the primary source of competition comes from approximately fourteen other banks with locations in Sedgwick County, eleven in Johnson County, three in El Dorado, three in Ottawa, six in Oklahoma City, and five in Mustang and Moore. However, competition can also come from institutions that do not have offices located in the Subsidiary Banks' service areas. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

        As discussed more fully below, on September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. This legislation facilitates the interstate expansion and consolidation of banking organizations by: (i) permitting, one year after the date of enactment, bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state; (ii) permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date; (iii) permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) permitting foreign banks to establish, with approval of the regulators in the United States, branches and agencies outside their home state to the same extent that national or state banks located in the home state would be authorized to do so; and (v) permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. Overall, this legislation is likely to have the effect of increasing competition and promoting geographic diversification in the banking industry. See "Federal Regulation of Bank Holding Companies" below.

        Generally, increased competition in the banking industry has the effect of requiring banks to accept lower interest rates on loans and to pay interest on a larger percentage of deposits.

        SUPERVISION AND REGULATION
        --------------------------
        The Company and the Subsidiary Banks are subject to extensive regulation by federal and state authorities. Such regulation is generally intended to protect depositors, not shareholders.

        FEDERAL REGULATION OF BANK HOLDING COMPANIES
        --------------------------------------------
        The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Board of Governors may make examinations of the Company and its subsidiaries, and the Company is required to file with the Board of Governors an annual report and such other additional information as the Board of Governors may require pursuant to the Act.

        The Act requires every bank holding company to obtain the prior approval of the Board of Governors before (i) acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares or all or substantially all of the assets of any bank, or (ii) merging or consolidating with another bank holding company. In determining whether to approve such a proposed acquisition, merger or consolidation, the Board of Governors is required to take into account the competitive effects of the proposed transaction, the convenience and needs of the community to be served, the Company's performance under the Community Reinvestment Act and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Act provides that the Board of Governors shall not approve any acquisition, merger or consolidation which would result in a monopoly, or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition, merger or consolidation, the effect of which may be substantially to lessen competition or tend to create a monopoly in any section of the country, or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies by qualifying bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA also authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and June 1, 1997. The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. Such acquisitions and mergers may be subject to such contingencies as compliance with state age laws and nationwide and statewide concentration limits. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state.

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

        A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of any service. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof, the taking of such stocks or securities as collateral for loans and other transactions with the bank holding company and its subsidiaries. These restrictions may limit the Company's ability to obtain funds from the Subsidiary Banks. In addition, the amount of loans or extensions of credit that the Subsidiary Banks may make to the Company or to third parties secured by securities or obligations of the Company are substantially limited by the Federal Reserve Act and the Federal Deposit Insurance Act. The Board of Governors possesses cease and desist and other administrative sanction powers over bank holding companies if their actions constitute unsafe or unsound practices or violations of the law.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") established a cross guarantee provision pursuant to which the Federal Deposit Insurance Corporation ("FDIC") may recover from a depository institution losses that the FDIC incurs in providing assistance to or paying off the insured depositors of any of such depository institution's affiliated insured banks. The cross guarantee provision thus enables the FDIC to assess a holding company's healthy insured subsidiaries for the losses of any of the holding company's failed insured members. Cross guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

        The Board of Governors has promulgated "capital adequacy guidelines" for use in its examination and supervision of bank holding companies. These guidelines are described in detail below. A holding company's ability to pay dividends and expand its business through the establishment or acquisition of new subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, holding companies whose capital falls below specified levels are required to implement a plan to increase capital.

        STATE BANK HOLDING COMPANY REGULATION
        -------------------------------------
        Kansas statutes prohibit any bank holding company from acquiring and voting shares of a bank in Kansas if it would cause the aggregate deposits held by all of the banks in Kansas in which a single bank holding company has an interest to exceed 15% of the total deposits of banks and savings institutions in the state. Such limitation does not apply in situations where the Kansas state banking commissioner, in the case of a state bank, or the Comptroller of the Currency ("OCC"), in the case of a national bank, determines that an emergency exists and the acquisition is appropriate in order to protect the public interest against the failure or probable failure of a bank. Acquisitions by bank holding companies of control of state banks in Kansas require the approval of the Kansas state banking commissioner. Kansas statutes authorize out-of-state bank holding companies located in states contiguous to Kansas and in Arkansas and Iowa to acquire voting shares of banks or bank holding companies domiciled in Kansas.

        Subject to certain limited exceptions, Oklahoma law prohibits a multi-bank holding company from acquiring ownership or control of any insured financial institution located in Oklahoma if such acquisition would result in the holding company owning or controlling banks located in Oklahoma with total deposits in excess of 12.25% of the total deposits of insured depository institutions in Oklahoma as determined by the Oklahoma Bank Commissioner ("OBC"). A bank cannot be acquired by a bank or a multi-bank holding company until such bank has been in existence and continuous operation for a period of five years; such restriction does not prevent a bank or a multi-bank holding company from acquiring a bank whose charter was granted for the purpose of purchasing the assets and liabilities of a bank located in Oklahoma closed by regulators due to insolvency or impairment of capital. An out-of-state bank holding company, upon approval by the Federal Reserve Board, may acquire an unlimited number of banks and bank holding companies so long as each bank to be acquired has been in existence and continuous operation for more than five years.

        Under Oklahoma law, each bank holding company that controls 25% or more of the voting shares of a bank located in Oklahoma must furnish a copy of its annual report to the Board of Governors to the OBC.

        FEDERAL REGULATION OF SUBSIDIARY BANKS
        --------------------------------------
        IB is a national bank. National banks are subject to regulation, supervision and examination primarily by the OCC. They are also regulated, in certain respects, by the Board of Governors and the FDIC. WRB is an Oklahoma state nonmember (of the Federal Reserve System) bank, subject to regulation and examination primarily by the Oklahoma Banking Department ("OBD"), and by the FDIC. Regulation by these agencies is generally designed to protect depositors rather than stockholders.

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

        The Board of Governors has issued Community Reinvestment Act ("CRA") regulations, pursuant to its authorization to conduct examinations and to consider applications for the formation and merger of bank holding companies and member banks, to encourage banks to help meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. The OCC has issued virtually identical regulations with respect to applications of national banks. The FDIC has issued virtually identical regulations with respect to applications of banks which are incorporated under state law and are not members of the Federal Reserve System.

        STATE REGULATION OF SUBSIDIARY BANKS
        ------------------------------------
        Kansas law permits a Kansas bank to install remote service units, also known as automatic teller machines, throughout the state. Remote service units which are not located at the principal place of business of the bank or at a branch location of the bank must be available for use by other banks and their customers on a non-discriminatory basis. Federal law generally allows national banks to establish branches in locations which do not violate state law.

        All limitations and restrictions of the Oklahoma Banking Code applicable to Oklahoma chartered banks apply to such banks that become subsidiaries of a foreign bank holding company. In addition, Oklahoma chartered banks that are subsidiaries of foreign bank holding companies are required to maintain current reports showing the bank's record of meeting the credit needs of its entire community with the OBD. Subject to approval of the Oklahoma Banking Board ("OBB") and certain limited exceptions, any Oklahoma bank may maintain and operate outside attached facilities and two detached branch facilities. Upon written notice to the OBC, an Oklahoma state bank may also install and operate consumer banking electronic facilities. An Oklahoma bank offering such services to a bank which establishes or maintains a consumer banking electronic facility must make the use thereof available to banks located in Oklahoma on a fair and equitable basis of non-discriminatory access and rates.

        Oklahoma banks are required to maintain reserves against deposits as prescribed by the Board of Governors. The Oklahoma State Banking Board may increase the reserve requirements of banks which are not members of the Federal Reserve System if it is determined that the maintenance of sound banking practices or the prevention of injurious credit expansion or contraction makes such action advisable.

        Notwithstanding any provision of state law, the FDIC Improvement Act provides that an insured state chartered bank generally may not make an investment or engage in an activity that is not permissible for a national bank, unless the FDIC determines that such investment or activity would not pose a significant risk to the applicable insurance fund.

        CAPITAL REQUIREMENTS
        --------------------
        The Board of Governors together with the other federal banking regulatory agencies jointly promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with holding various categories of assets (the "Guidelines"). The Guidelines, which are applicable to all bank holding companies and federally supervised banking organizations, took effect on March 15, 1989, and were fully phased into the existing supervisory system as of the end of 1992. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100 percent), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for possible loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown below in comparison with the consolidated ratios of the Company and for each of the Subsidiary Banks at December 31, 1996. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. All of the Subsidiary Banks also exceeded the minimum guidelines at the individual bank level.

                                             Company       IB       WRB
                            Guidelines       Ratios      Ratios    Ratios
Tier 1 Ratio                   4.0%            7.8%        9.4%     13.8%
Total Capital Ratio            8.0%            8.9%       10.1%     15.1%

        In addition to the Guidelines, the Board of Governors requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 3 percent. For all but the most highly rated bank holding companies, the leverage ratio is to be 3 percent plus an additional cushion of at least 100 to 200 basis points. The Company's consolidated leverage ratio at December 31, 1996 was 6.3%. Similar requirements also apply to the Subsidiary Banks. At December 31, 1996 the leverage ratio for IB and WRB were 7.6%, and 8.9% respectively.

     The FDIC Improvement Act requires all regulators of insured depository institutions to classify such institutions according to the following "prompt corrective action" categories: (1) well capitalized, (2) adequately capitalized, (3 )undercapitalized, (4) significantly undercapitalized or (5) critically undercapitalized. "Undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions may be required to take or to refrain from taking certain actions, such as, among other things, requiring a recapitalization or divestiture of subsidiaries or restricting transactions with affiliates, interest rates on deposits, asset growth or distributions to parent bank holding companies, until such institution becomes adequately capitalized. "Undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions are required to submit a capital restoration plan to the appropriate federal banking agency. A company controlling an undercapitalized institution is required to guarantee a bank subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received FDIC notice that it was "undercapitalized" or the amount of the capital deficiency when the subsidiary institution first failed to comply with its capital restoration plan. As of the last classification, all of the Subsidiary Banks were categorized as "well capitalized".

        The minimum capital level for an Oklahoma state bank is based on the population of the community in which the bank is located. WRB exceeds the applicable minimum capital requirements for its community.

        DIVIDENDS
        ---------
        The National Bank Act restricts the payment of dividends by a national bank generally as follows: (i) no dividends may be paid which would impair the bank's capital, (ii) until the surplus fund of a national banking association is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends, and (iii) the approval of the OCC is required if dividends declared by a national banking association in any year exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

        DEPOSIT INSURANCE
        Effective January 1, 1993, the FDIC established a risk-based deposit insurance premium assessment system, with assessment rates ranging from .23% of domestic deposits (the same rate as under the previous flat-rate assessment system) for those banks deemed to pose the least risk to the insurance fund to
 .31% for those banks deemed to pose greater risk. The assessment rate applicable to a bank is subject to change with each semi-annual assessment period. Effective September 15, 1995, in view of the successful recapitalization of the Bank Insurance Fund ("BIF"), which insures deposits at U.S. banks, the FDIC lowered the assessment rate schedule for BIF-insured institutions from a range of 0.23% to 0.31% of domestic deposits to a range of 0.04% to 0.31% of domestic deposits. This reduction in the assessment rate schedule was made retroactive to
June  1,  1995   because  the  FDIC   determined   that  the  BIF  achieved  its
statutorily-required reserve ratio of 1.25% on May 31, 1995. On November 14, 1995, the FDIC again lowered the assessment rate schedule for BIF-insured institutions, effective for the semiannual assessment period beginning January 1, 1996, to a range of .00% to 0.27% of domestic deposits.

        The statutory semiannual minimum assessment of $1,000 per insured institution was eliminated as part of the Economic Growth and Regulatory Paperwork Reduction Act Of 1996 ("EGRPRA"), which was signed into law on September 30, 1996. EGRPRA provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") through a one-time special assessment on SAIF-insured deposits in order to bring it into parity with the BIF. As of January 1, 1997, BIF and SAIF premiums are assessed at between 0.00% and 0.27%, depending on the supervisory rating assigned.

        EGRPRA also requires BIF members to pay a portion of the annual interest on the Financing Corporation ("FICO") bonds issued in 1987 to begin funding the resolution of the problems of the savings and loan industry. Beginning January 1, 1997, BIF members will pay a FICO premium on BIF deposits equal to 0.0129%. Beginning January 1, 2000, BIF members will share in the payment of the FICO assessment with SAIF members on a pro rata basis, with the annual assessment expected to equal approximately 0.024% until retirement of the FICO bond obligation in approximately 2017. This assessment is not expected to have a materially adverse effect on the Subsidiary Banks.


        MONETARY POLICY
        ---------------
        The earnings of the Company are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Federal Reserve Board regulates the national supply of money and credit in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.


ITEM 2.   PROPERTIES.
-------   -----------

        INTRUST FINANCIAL CORPORATION AND INTRUST BANK, N.A.
        ----------------------------------------------------
        The Company's principal offices and IB's main banking offices are located at 105 North Main Street and 100 North Main Street, Wichita, Kansas. Both offices are located in three office buildings owned by IB. These three buildings together with the adjacent six-story garage and two-story garage owned by IB, occupy approximately one city block in downtown Wichita. The sixth through tenth floors of the building at 105 North Main Street and fifth through tenth floors of the building at 100 North Main are presently leased by IB to others. The Company rents office space from IB on the third floor of the building at 100 North Main.

        As of December 31, 1996, IB had ten detached branch facilities in Wichita, Kansas. IB owns the facilities and the land at six offices. With respect to the four other detached offices, IB owns the facilities and leases the land on which such offices are located from unaffiliated parties.

        IB had two small branch offices which serve residents and staff members of retirement communities located in Wichita, Kansas.

        IB also had offices in ten Dillon supermarkets in Wichita. The office space at each of these locations is leased from an unaffiliated party.

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

        Total square footage of all facilities owned and occupied by IB, as of December 31, 1996, was approximately 251,700 square feet.

        WILL ROGERS BANK
        ----------------
        WRB's main banking office is located at 5100 Northwest Tenth, Oklahoma City, Oklahoma. Total square footage of the facility, which is owned by WRB, is approximately 23,550 square feet.

        WRB also has offices located in Moore, Oklahoma and in Mustang, Oklahoma. WRB owns both buildings, the total square footage of which is approximately 19,000 square feet.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                     PART II
                                     -------

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
                                                  1996          1995
                                               ----------    ----------
                                               High   Low    High   Low
     1st Quarter                               $61    $59    $56    $54
     2nd Quarter                                61     61     58     56
     3rd Quarter                                61     61     59     58
     4th Quarter                                63     61     59     59

        The  quotations  in the above  table  reflect  inter-dealer  quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On February 4, 1997, there were 435 stockholders of record for the 2,201,110 shares of outstanding common stock. Approximately 73% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of thirty-two other states, with no singular concentrations. In 1996, the Company received cash dividends in the amount of $1,300,000 from one of its subsidiaries, WRB. The Company declared cash dividends of $3,541,649, or $1.55 per share during 1996 and $3,517,895, or $1.50 per share during 1995. During 1996, dividend declaration dates were January 9, April 9, July 9, October 8 and December 10. During 1995, dividend declaration dates were January 10, April 11, July 11, October 10 and December
12. The payment of dividends by the Company is primarily dependent upon receipt of cash dividends from the Subsidiary Banks. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 14) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company will be the quarterly interest payments to holders of $11,219,000 in 9% Convertible Subordinated Capital Notes due 1999, and the quarterly interest payments and annual principal payment on the variable rate term loan payable to another financial institution. Additional information concerning the Capital Notes and the term loan may be found in the "Notes to Consolidated Financial Statements" (notes 9 and 10). The Company's Board of Directors will continue to review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data
Years Ended December 31,                          1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------------------------
Operations:
 Interest income                               $  132,463   $  127,919   $  110,383   $   98,825   $   96,313
 Interest expense                                  56,436       53,460       38,267       34,253       38,368
--------------------------------------------------------------------------------------------------------------
      Net interest income                          76,027       74,459       72,116       64,572       57,945
 Provision for loan losses                         20,151       18,118        2,962        5,596        8,906
 Credit card valuation write-down                  17,475            0            0            0            0
--------------------------------------------------------------------------------------------------------------
      Net interest income after provision for
       loan losses and write-down                  38,401       56,341       69,154       58,976       49,039
 Other income                                      33,768       33,620       26,888       24,224       20,565
 Other expenses                                    70,438       71,195       66,189       57,420       47,224
--------------------------------------------------------------------------------------------------------------
     Income before income taxes                     1,731       18,766       29,853       25,780       22,380
 Provision for income taxes                            51        6,379       10,884        8,154        6,546
--------------------------------------------------------------------------------------------------------------
     Income before cumulative effect of
      accounting change                             1,680       12,387       18,969       17,626       15,834
 Cumulative effect of accounting change                 0            0            0            0        1,679
--------------------------------------------------------------------------------------------------------------
Net income                                     $    1,680   $   12,387   $   18,969   $   17,626   $   17,513
-----------------------------------------------===============================================================
Average shares outstanding                      2,285,337    2,344,762    2,371,377    2,381,859    2,395,694
-----------------------------------------------===============================================================
Per share data assuming no dilution:
 Income before cumulative effect of
   accounting change                           $     0.74   $     5.28   $     8.00   $     7.40   $     6.61
 Cumulative effect of accounting change                 0            0            0            0         0.70
--------------------------------------------------------------------------------------------------------------
Net income                                     $     0.74   $     5.28   $     8.00   $     7.40   $     7.31
-----------------------------------------------===============================================================
Per share data assuming full dilution:
 Income before cumulative effect of
   accounting change                           $     0.74   $     4.77   $     7.10   $     6.59   $     5.92
 Cumulative effect of accounting change                 0            0            0            0         0.60
--------------------------------------------------------------------------------------------------------------
Net income                                     $     0.74   $     4.77   $     7.10   $     6.59   $     6.52
-----------------------------------------------===============================================================
Cash dividends per share                       $     1.55   $     1.50   $     2.50   $     1.50   $     2.00
-----------------------------------------------===============================================================
Balance sheet data at year-end:
 Total assets                                  $1,721,402   $1,666,984   $1,519,117   $1,523,868   $1,251,610
 Total deposits                                 1,428,395    1,367,141    1,276,076    1,283,284    1,066,323
 Long-term notes payable                           17,660       20,310       22,950       25,580          700
 Convertible capital notes                         11,219       11,854       12,000       12,000       12,000
 Stockholders' equity                             122,094      135,163      127,590      115,529      101,616
 Book value per share                               55.37        57.81        54.01        48.51        42.62
--------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------

   FINANCIAL OVERVIEW
   ------------------
   INTRUST Financial Corporation's 1996 net earnings of $1,680,000 declined $10,707,000 from 1995 levels. During 1996, the Company continued to incur charge-offs in the national market portion of its credit card loan portfolio ("the national portfolio") which were substantially in excess of its historical experience with its local and regional credit card loans. In the fourth quarter of 1996, the Company executed a nonbinding letter of intent to sell the national portfolio, and wrote-down these loans to estimated market value. This charge to earnings totaled $17.5 million. The circumstances surrounding the write-down are more fully discussed in "ASSET QUALITY AND PROVISION FOR LOAN LOSSES".

   In addition to the credit quality issues associated with the national portfolio, the Company recognized a $1 million impairment loss on one of its properties and made payments totaling $600,000 to terminate certain vendor relationships during the fourth quarter of 1996. In the aggregate, these charges resulted in a pre-tax reduction in operating earnings of $19.1 million, with the estimated after-tax effect totaling approximately $11.5 million.

   ASSET QUALITY AND PROVISION FOR LOAN LOSSES
   -------------------------------------------
   The amount charged to the Company's earnings to provide for an adequate allowance for loan losses is determined after giving consideration to a number of factors. These include, but are not limited to, management's assessment of the quality of existing loans, changes in economic conditions, evaluation of specific industry risks, the need to support projected loan volumes and a provision for the timely elimination of uncollectible receivables. A detailed analysis of the allowance for loan losses is conducted quarterly.

   During the second-half of 1993 and throughout 1994, the Company initiated national marketing campaigns to increase its level of credit card outstandings. At its peak, these marketing efforts resulted in approximately $115 million in new, national credit card outstandings. During 1995, and continuing into 1996, losses arising from the accounts acquired in the national marketing campaigns significantly exceeded the Company's previous experience. Credit card loans charged-off in 1996 totaled $18,770,000, an increase of $6.7 million, or 55% from 1995 levels. 1995 credit card loan charge-offs exceeded 1994 amounts by $6.3 million. Net credit card charge-offs in 1996 were 11.1% of average credit card loans, compared to 6.5% in 1995 and 2.7% in 1994. The majority of these charge-offs in 1996 and 1995 occurred within the Company's national portfolio. At this loss level, the national portfolio was returning an unacceptable level of profitability to the Company. After reviewing various options, the Company made a decision to exit the national credit card market in order to refocus its efforts in the credit card business in those areas where it has the most experience and brand loyalty. This decision has resulted in the Company reclassifying, as loans held-for-sale, all of its credit card accounts that are not located in the Company's regional trade territory or members of affinity groups with long-standing relationships with the Company. At December 31, 1996, approximately $118 million in credit card accounts ($89 million net of unrealized losses) has been classified as held-for-sale.

   Other business lines in the loan portfolio continued to exhibit favorable credit quality. Net charge-offs in the commercial and installment (including real estate construction and mortgage) sectors of the loan portfolio in 1996 totaled $1,118,000, compared to $1,398,000 and $91,000 in 1995 and 1994, respectively. Charge-offs on installment loans did increase approximately $644,000 in 1996, after increasing $214,000 in 1995. This increase is a function of both increased volumes, as average installment loans in 1996 exceeded 1995 levels by $40 million, and a slightly higher loss experience - 38 basis points in 1996, as compared to 21 basis points in 1995.

   Nonperforming loans in the Company's credit card operations comprise a higher percentage of total credit card outstandings than are experienced in the remainder of the loan portfolio. Nonperforming credit card loans increased from $2,535,000 at December 31, 1994 to $4,839,000 at December 31, 1995 and to
$5,891,000 at December 31, 1996. The majority of this increase has occurred in the Company's national portfolio. At December 31, 1996, approximately 71% of the total nonperforming credit card loans were comprised of accounts from the Company's national portfolio. Total nonaccrual, past due and restructured loans at December 31, 1996 increased $1,532,000 from 1995 levels, following a $3,118,000 increase in 1995. Approximately 69% of the increase in nonperforming loans in 1996 is attributable to performance within the Company's credit card portfolio, with the remaining increase generated by loans contained in the Company's other consumer lending portfolio accounts. Nonperforming loans represented 1.03% of total year-end loans at December 31, 1996. Comparable percentages in 1995 and 1994 were .89% and .59%, respectively.

   The Company's allowance for loan losses at year-end was equal to 142% of nonaccrual, past due and restructured loans. The comparable percentages in 1995 and 1994 were 276% and 318%, respectively. Excluding the national portfolio of credit card outstandings which have been designated as held-for-sale from the total dollar amount of nonperforming loans, the allowance for loan losses at December 31, 1996 was equal to 231% of nonaccrual, past due and restructured loans. The allowance for loan losses equaled 1.47% ,2.45%, and 1.88% of total loans outstanding at December 31, 1996, 1995 and 1994, respectively. The reclassification of the national credit card portfolio significantly impacts these comparisons.

   The largest single net charge-off during 1996 was to a commercial enterprise. No trends were noted during the year that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio, other than the increased losses experienced in the credit card accounts acquired in the national solicitations in 1993 and 1994. Management has responded to the issues generated by the national credit card portfolio by designating these loans as held-for-sale and writing this portfolio down to its estimated market value. Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information.

   Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio in 1997. The Company believes that the actions taken in 1996 with respect to its national credit card portfolio, along with contemplated actions in 1997, will result in a reduction in the Company's provision for loan losses in 1997.

   NET INTEREST INCOME
   -------------------
   As noted in previous filings, the Company entered 1996 anticipating a reasonably stable interest rate environment. In general terms, the Company did operate in a relatively stable interest rate environment. Competitive factors did impact the Company's margins in 1996, however, and resulted in an overall decline in the net yield on interest-earning assets of 23 basis points in 1996. The Company's funding costs changed very little during the year (seven basis points), even though average short-term rates in the debt markets declined approximately 50 basis points. Although there was pressure on the Company's interest margin, net interest income increased $1,568,000, or 2.1% over the 1995 amount, to $76,027,000. This follows a 3.2% increase in 1995's net interest income over comparable 1994 amounts. The increase in net interest income was volume-related, as the Company's average interest-earning assets increased approximately $94 million in 1996, or 6.7%. This growth rate is approximately three times greater than that experienced in 1995.

   The interest rate environment that was present in 1996 was indicative of an expectation of modest economic growth and low inflation. It represented a more traditional interest rate environment than was experienced in 1995. During 1995, there was a significant flattening of the yield curve, with the spread between federal funds and the thirty-year Treasury rate equaling 50 basis points at December 31, 1995. During 1996, the curve steepened to more traditional levels, with the comparable spread at year-end 1996 equal to approximately 130 basis points.

   Overall loan demand remained strong during 1996. Loans, as a percentage of deposits and short-term debt averaged 72.7% in 1996, compared to 72.9% in 1995 and 1994. While loan demand was strong, the Company's yield on interest-earning assets was affected by a change in the overall composition of its loan portfolio. The Company adopted a less aggressive approach in the marketing of its credit card product. Marketing efforts in 1996 were regional, rather than national, in scope and resulted in a net reduction in credit card outstandings at year-end 1996. Credit card loans, which carry a higher yield than commercial or other consumer loans, comprised less of the loan portfolio than they have in prior years. At December 31, 1996, credit card loans, including the gross balance of those credit card loans held-for-sale, totaled approximately $134 million and represented 11.3% of total loans (including loans held-for-sale). The comparable 1995 percentage was 16.3%. This factor, along with general competitive pressures, resulted in a 37 basis point decline in yield on average net loans. The decline in short-term rates in the debt markets referred to above resulted in a decline in yield in the Company's federal funds sold. Overall yields in the investment portfolio in 1996 declined modestly, as higher-yielding municipal securities purchased a number of years ago matured. The Company anticipates that yields will also decline in 1997, particularly if a transaction to sell those credit card loans designated as held-for-sale is consummated.

   The Company saw growth in all deposit areas. Average non-interest bearing demand deposits increased $12.5 million in 1996, after experiencing a $9.3 million decline in 1995. Both savings and interest-bearing demand deposits and time deposits averaged approximately $542 million in 1996, representing increases of $44.7 million and $7.4 million, respectively from prior year levels. The greatest percentage increase in the Company's funding structure occurred in the short-term debt area, as average balances in this category increased $36 million, or 36%, from 1995 levels. This follows a similar $36 million increase in 1995. These increases are principally attributable to the Company's marketing of its cash management products.

   Not only was the interest rate environment experienced in 1995 much different from that experienced in 1996, it was also much different from that experienced in 1994. The increasing interest rate environment present in 1994 and early 1995 resulted in many of the Company's interest-earning assets carrying higher average rates during 1995. The largest component change in earning asset yields occurred in federal funds sold, as short-term yields in 1995 remained high compared to other maturity ranges. The Company's cost of interest-bearing liabilities increased 119 basis points over 1994 levels, as customers elected to invest in somewhat longer-term instruments early in 1995 to take advantage of relatively high interest rates. As rates began to decline during 1995, many of the Company's customers elected to invest in short-term repurchase agreements. This resulted in a $36 million increase in average short-term debt, with the Company investing these funds in federal funds sold.

   The Company currently does not expect significant changes in the interest rate environment in 1997, although any number of political considerations could influence interest rates in 1997. However, as noted above, the Company anticipates that changes in the composition of the loan portfolio, combined with competitive changes in its principal marketplace are expected to result in continued pressure on the interest margin, and that those margins will decline in 1997. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

   NONINTEREST INCOME
   ------------------
   Noninterest income in 1996 was virtually unchanged from 1995 levels. Excluding the non-recurring gain on sale of credit card loans of $2,018,000 recorded in 1995, the year-over-year increase would have been 6.9%.

   Service charges on deposit accounts increased $154,000, or 1.7%, reflecting little change in the volume of accounts that typically carry service charges. This was also the case in 1995, when service charges on deposit accounts declined modestly from prior year levels.

   Trust fees increased 2.7% in 1996, compared to a 2% increase in this source of revenue in 1995. During 1995, and through the first three quarters of 1996 trust assets under management changed little, resulting in modest increases in fee revenue. During the fourth quarter of 1996, assets under management increased approximately 8.5%. It is anticipated that trust fee revenue growth in 1997 will exceed that recognized in 1996 and 1995. Increased assets under management, along with the establishment in 1997 of proprietary mutual funds, should result in increased trust fees.

   Credit card fees increased $973,000, or 8.9%, over comparable 1995 amounts. This increase was attributable to growth in the merchant portion of the credit card business. During 1995, the $5,629,000 increase in this category of noninterest income was the result of the Company's securitization of credit card receivables that occurred in the fourth quarter of 1994 and the first quarter of 1995. The Company continues to service the approximately $96,000,000 in credit card receivables that it has securitized and sold. However, it no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company. Servicing fee income recognized by the Company in 1996 totaled $6.6 million, compared to $7.0 million in 1995. The Company anticipates this source of fee revenue will begin to decline in 1997 as the securitization programs enter their contractual amortization phase.

   Other service charges, fees and income increased $846,000, to $6,779,000 after declining $945,000 in 1995 from 1994 levels. No individual line item was responsible for the increase in fee income in 1996. Rather, increases were realized in a number of areas, including data processing revenue, gains on sale of residential real estate loans originated and sold, and various sundry fees related to the Company's lending activities.

   In October 1995, approximately $10,000,000 in credit card loans were sold, generating a one-time, nonrecurring gain of $2,018,000. This transaction arose because the Company ceased to provide services to one of its affinity groups, and that affinity group elected to repurchase the accounts of its members.

   NONINTEREST EXPENSE
   -------------------
   Noninterest expenses declined $757,000 in 1996 to $70,438,000. Reductions were realized in the areas of: net occupancy and equipment expense, data processing expense, supplies, deposit insurance assessment and postage.

   Salaries and employee benefits increased $1,359,000, or 4.6% in 1996, to $30,913,000. This increase is attributable to employees added in conjunction with the establishment of new lines of business and a full year of operations at the Company's Ottawa location. Compensation costs associated with these two activities resulted in additional salaries and employee benefit expense of $1,454,000 in 1996. At December 31, 1996, the Company had a total staff (on a full-time equivalent basis) of 890, compared to 877 and 892 at the end of 1995 and 1994, respectively. Salaries and employee benefits increased $1,054,000, or 3.7% in 1995, as the Company made certain enhancements to its employee benefit plans, resulting in additional expense. Employment levels were lower in 1995 when compared to the prior year due to reductions following the consolidation of the Company's Kansas banking entities into a single charter, and continuing efforts to control this area of noninterest expense. Salary end employee benefit costs in 1996 represented 1.84% of average total assets, as compared to 1.87% and 1.85% in 1995 and 1994, respectively.

   Net occupancy and equipment expense declined $1,549,000 in 1996, a result of a lesser amount of impairment loss recognized by the Company. During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which resulted in the recognition of a $2,500,000 impairment loss on an office building acquired in the 1993 KSB&T merger. Based on changes in the local marketplace, principally in occupancy assumptions, an additional $1,000,000 impairment loss was recognized in 1996 on this same facility.

   Data processing expense decreased $1,102,000, or 23.5%, from 1995 levels. As noted in previous filings, the Company elected in 1994 to change its data processing provider. Some efficiencies were recognized in 1995 relative to this change, but the Company had indicated that it expected 1996 operations to more fully reflect these increased efficiencies. The 1996 results evidence those anticipated efficiencies.

   During 1996, the Company made a concerted effort to track supplies and postage costs associated with promotional activities. As a result, approximately $400,000 in postage costs and $400,000 in supplies costs were reflected in the income statement category advertising and promotional activities. It was not possible to categorize and classify all 1995 costs in a similar manner. When these three categories of expenses are viewed in the aggregate, the total 1996 increase is $309,000, or 3.5%. This increase reflects increased advertising costs, offset in part by reduced credit card marketing expenditures.

   Deposit insurance assessments incurred by the Company's subsidiary banks declined in 1996 to $1,103,000, after decreasing $1,197,000 in 1995 to $1,638,000. Beginning in June of 1995, the Company's subsidiary banks received a reduction in deposit insurance assessments. This reduction continued through 1996. However, one of the Company's subsidiary banks does have certain Savings Association Insurance Fund insured deposits. With the passage of the Deposit
Institution Funding Act on September 30, 1996, the Company incurred a special one-time charge of approximately $750,000 to recapitalize the Savings Association Insurance Fund. The Company expects that its 1997 deposit insurance assessment expense will be less than that recognized in 1996.

   Other noninterest expenses increased $758,000 or 5.4% from 1995 levels. The majority of this increase is attributable to payments associated with the cessation of business with three vendors that had multi-year contractual relationships with the Company. The Company also experienced increases in its credit card merchant processing costs, as the volume of activity in this area increased in 1996. These increases were substantially offset by decreases in fraud losses on the Company's credit card accounts. During 1995, other noninterest expenses increased $3,720,000, or 36.1% from 1994 levels. Much of this increase came about because promotions generated in 1994 resulted in increased volumes in the credit card area, and these additional volumes have resulted in increased credit card operational costs and increased fraud losses. Other factors contributing to the increase in other noninterest expenses were costs associated with the Company's securitization of credit card receivables and a full year of operational support for an acquired bank following its acquisition by the Company in December of 1994.

   Included in other noninterest expenses are the Company's payments to M&I Data Services for data processing services and to First Data Resources, Inc. for credit card processing.

   Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

   CONCENTRATIONS OF CREDIT RISK
   -----------------------------
   Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita MSA. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. A relatively stable economic environment was present in the region during 1996. The Company believes a similar climate will be present in 1997. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City area through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas.

   The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. Manufacturing industry customers are the largest single class of borrowers. That risk is spread among a number of borrowers who are involved in a variety of types of manufacturing activities. Each loan is analyzed independently based upon the financial risk in that particular situation.

   Consumer credit is comprised of credit card and installment loans, and represents a large concentration of overall risk in the loan portfolio. In large part, installment receivables represent loans made to acquire automobiles and are secured by the automobiles. While losses in this area of the loan portfolio have increased modestly, the Company believes its loss experience in this segment of consumer lending generally compares favorably to industry averages. Credit card receivables are represented by Mastercard(R) and VISA(R) customers, and are unsecured. As has been discussed elsewhere herein, the Company, after analyzing the performance of its national credit card portfolio, determined that it would exit the national credit card business, concentrating instead on accounts within its trade territory or where other relationship issues provided a competitive advantage to the Company. As a result of this decision, the Company has designated $118 million in credit card receivables as held-for-sale and is pursuing the sale of those accounts. While the Company intends to aggressively pursue consumer lending opportunities in its trade territory, it does not foresee embarking on a national marketing campaign of its products in the future. The volume and risk in all loans is continuously evaluated and reflected in the allowance for loan losses.

   During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).

   OFF-BALANCE-SHEET RISK
   ----------------------
   Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments.
However, the Company has entered into two credit card securitization transactions. The securitization of credit card receivables allows the Company to free up capital for other uses and to more effectively manage its balance sheet. One floating rate transaction, in the amount of $50,000,000, was consummated in December 1994. A second fixed rate transaction, also for $50,000,000, was concluded in January 1995. Neither the credit card receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company. The fixed rate transaction will enter its contractual amortization phase in January, 1997, and it is expected that amortization of this transaction will conclude in 1997.

   At December 31, 1996, the aggregate amount of commitments to extend credit outstanding was $366,264,000, excluding credit card lines of $944,927,000. Comparable amounts at December 31, 1995 and 1994 were $320,116,000 and $230,190,000, respectively. At December 31, 1996, the aggregate amount of letters of credit outstanding was $33,756,000 compared to $30,846,000 at December 31, 1995 and $29,573,000 at December 31, 1994.

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

   INVESTMENT PORTFOLIO RISK
   -------------------------
   Analysis of the investment portfolio is included in Table 4, Investment Portfolio, and Table 5, Maturities and Yield Analysis. Except for a small portion of its portfolio (less than 1%) classified as available-for-sale, the Company has the ability, and management has the intent, to hold investment securities to maturity. The Company does not maintain a trading account or engage in trading activities. On occasion, maturities will be pre-funded. Pre-funding occurs within a short period prior to the maturity of the maturing obligations.

   Management believes the average maturity of the Company's investment security portfolio to be shorter than peer group averages and that maintenance of a portfolio of this duration substantially reduces interest rate risk. The Company maintains a conservative investment strategy and believes the diversification of the portfolio results in very little credit risk existing in the portfolio.

   LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
   ----------------------------------------
   The principal functions of asset/liability management are to provide adequate liquidity, maintaining a reasonable and prudent relationship between rate sensitive assets and liabilities and to continuously evaluate risks, including interest-rate risks. Adequate liquidity is described as "the ability of the Company to provide funds to appropriately meet normal loan extensions, and at the same time, meet deposit withdrawals." A variety of funding sources are available to the Company, including core deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

   The day-to-day liquidity needs of the Company are primarily met by the management of the federal funds position. Adjustments in the Company's net federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. The Company has contractual maturities of investment securities, including mortgage-backed securities, in the next year of $120,647,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. In addition, a significant portion of the loan portfolio is comprised of installment instruments that provide an additional source of liquidity through their normal run-off. As previously discussed in this analysis, the Company securitized and sold certain credit card receivables in December 1994 and January 1995. Proceeds from these transactions provide additional sources of liquidity.

   A major component of the asset/liability management process is the focus on the control of interest rate exposure. Emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 1996, the Company's interest rate sensitivity based on contractual maturities. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure. Loans held-for-sale, net of write-downs, are included in net loans in the table.

INTEREST RATE SENSITIVITY
December 31, 1996                                    1 to 90      91 to 180     181 to 365         1 to 2       Over
(Dollars in thousands)                                 Days          Days           Days            Years      2 Years       Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Net Loans                                        $  574,877     $  100,009     $  157,579     $  130,971   $  177,203   $1,140,639
  Investment Securities                                32,265         29,094         58,404         95,216       80,659      295,638
  Federal funds sold                                   61,726              0              0              0            0       61,726
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   $  668,868     $  129,103     $  215,983     $  226,187   $  257,862   $1,498,003
--------------------------------------------------------------------------------------------------------------------------==========
Interest-bearing liabilities:
  Interest-bearing deposits                        $  635,589     $  124,333     $  153,061     $   70,903   $  127,212   $1,111,098
  Federal funds purchased                             117,726              0              0              0            0      117,726
  Other borrowings                                     28,649              0            160              0       11,219       40,028
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              $  781,964     $  124,333     $  153,221     $   70,903   $  138,431   $1,268,852
--------------------------------------------------------------------------------------------------------------------------==========
Interest rate sensitivity                          ($ 113,096)    $    4,770     $   62,762     $  155,284   $  119,151
Cumulative interest rate sensitivity               ($ 113,096)    ($ 108,326)    ($  45,564)    $  109,720   $  229,151
Cumulative interest rate sensitivity gap
 as a percentage of total assets                        (6.57)%        (6.29)%        (2.65)%         6.37 %      13.31 %
Cumulative ratio of interest-sensitive assets to
 interest-sensitive liabilities                         85.54 %        88.05 %        95.70 %       109.71 %     118.06 %

   The  following   information   should  be  read  in  conjunction  with  the
consolidated statement of cash flows, which appears under item 8 of this report.

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents declined $29,879,000 for the year ended December 31, 1996, as the net cash used in investing activities exceeded the net cash provided by operating and financing activities. The $32,391,000 of net cash provided by operating activities resulted from $47,064,000 in earnings, adjusted for noncash charges and credits, offset in part by adjustment of $37,000 for gain on sale of loans and changes in noninvestment assets and nonfinancing liabilities of $14,636,000. Cash outflows from investing activities resulted primarily from net investments in loans of $138,831,000 and purchases of investment securities of $101,770,000 net of $125,909,000 in securities matured or called. Cash was provided by financing activities mainly because of increases in deposits of $61,254,000. Increases in short-term borrowings of $11,062,000 substantially offset repurchases of treasury stock totaling $11,643,000.

   For the year ended December 31, 1995, cash and cash equivalents increased $100,094,000, as the net cash provided by operating and financing activities exceeded the net cash used in investing activities. The $24,037,000 of net cash provided by operating activities resulted from $40,899,000 in earnings, adjusted for noncash charges and credits, offset in part by adjustment for gain on sale of loans of $2,018,000 and changes in noninvestment assets and nonfinancing liabilities of $14,844,000. Cash outflows from investing activities resulted primarily from purchases of $169,124,000 in investment securities net of securities matured or called of $146,596,000. Cash was provided by financing activities mainly because of increases in deposits of $50,725,000 and short-term borrowings of $50,020,000.

   The Company's ability to pay dividends on its common stock and interest on its capital notes is dependent upon funds provided by dividends from the Subsidiary Banks and such other funding sources as may be available to the Company. The payment of dividends by the Subsidiary Banks is restricted only by regulation. At December 31, 1996, approximately $435,000 was available from the Subsidiary Banks' retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Banks combined with cash balances maintained by the parent company at December 31, 1996 provide the parent company with sufficient liquidity to meet its needs.

   CAPITAL ADEQUACY
   ----------------
   Capital strength is important to the success of INTRUST Financial Corporation. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. At December 31, 1996, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At December 31, 1996, the Company's total capital to risk-weighted assets was 8.9% and its Tier 1 capital to risk-weighted assets ratio was 7.8%. These ratios were 10.6% and 8.8%, respectively in 1995. The decline in capital levels is attributable to the charge to earnings taken in conjunction with the Company's national credit card portfolio and the reacquisition of 148,391 shares of the Company's common stock during the year. While the Company does not have a formal stock buyback program, it will repurchase stock if and when it becomes available.

   Capital ratios of the Subsidiary Banks are as follows:

                                           INTRUST           Will Rogers
                                          Bank, N.A.            Bank
                                          ----------         -----------
      Leverage Ratio                         7.6%                8.9%
      Core Capital/Risk Weighted Assets      9.4%               13.8%
      Total Capital/Risk Weighted Assets    10.1%               15.1%

   Dividends declared in 1996 were $3,541,000 ($1.55 per share). Dividends of $3,518,000 ($1.50 per share) and $5,915,000 ($2.50 per share) were declared in
1995 and 1994, respectively. The Company, over the last three years, has retained $20.1 million in net earnings, adding substantially to its capital position.

   FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------
   As discussed in the accompanying financial statements, the Company has disclosed estimated fair values for its financial instruments. As noted in the financial statements, no ready market exists for a significant portion of the Company's financial instruments, and a precise determination of the fair value of these instruments, in the absence of a ready market, cannot be made.

   The estimated fair value (as computed) of its financial assets exceeded the book value of those assets by approximately $12 million. The estimated book value of financial assets exceeded its fair value by $15.2 million in 1995. The year-over-year change is due to the maturity of investment securities purchased in late 1994 and early 1995, when interest rates in the debt markets were at a peak. As these securities matured, they were replaced with securities earning a slightly lesser rate of interest, and in a period of relatively stable rates, the differential between estimated fair value and carrying value is less.

   The estimated fair value of financial liabilities at December 31, 1996 exceeded their book value by $18.7 million. This difference was $18.9 million in 1995. The amount that the fair value of time deposits exceeds book value, of approximately $6.4 million, arises because certain time deposits were obtained during a period of higher interest rates, and as interest rates have declined, the scheduled cash flows of these instruments are more than the cash flows that would be anticipated at current market rates. The difference in the fair value and book value of the Company's convertible capital notes, of approximately $12.3 million, reflects the fact that the coupon on the debt is currently above market interest rates and that the common stock conversion price is significantly below the current market price of the Company's common stock.

   INFLATION AND CHANGING PRICES
   -----------------------------
   The impact of inflation on financial institutions differs from that exerted on other types of commercial enterprises. INTRUST Financial Corporation has a relatively small portion of its resources invested in capital or fixed assets. The majority of its assets are monetary in nature. For this reason, changes in interest rates are a primary factor in determining their value. Fluctuations in interest rates and efforts by the Federal Reserve Board to regulate money and credit conditions have a greater effect on the Company's profitability than do the effects of higher costs for goods and services.

   NEW ACCOUNTING STANDARDS
   ------------------------
   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation. The Statement, which was effective for transactions entered into in fiscal years that begin after December 15, 1995, defines a fair value based method of accounting for an employee stock option or similar equity instrument, but it does allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". As noted in footnote 14 to the financial statements, the Company granted options to acquire 55,000 shares of the Company's common stock. The Company accounts for these stock options using the intrinsic value based method of accounting. Pro forma disclosures, as if the fair value based method of accounting as defined in SFAS No. 123 had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method.

   Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company does not anticipate that adoption of Statement No. 125 will have a material impact on its financial statements.

                      CONSOLIDATED STATISTICAL INFORMATION

The following tables, charts and comments present selected financial information relating to INTRUST Financial Corporation in compliance with the statistical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations

Average Balance Sheet                                                                              (Table 1)
------------------------------------------------------------------------------------------------------------
The daily average amounts by condensed categories for the past three years is presented below
(Dollars in thousands):
Year Ended December 31                              1996                  1995                  1994
-------------------------------------------------------------------------------------------------------------
                                             Average    Percent    Average    Percent    Average    Percent
                                             Balance    of Total   Balance    of Total   Balance    of Total
-------------------------------------------------------------------------------------------------------------
Assets:
Cash and Due from Banks                    $   89,060       5.3% $   80,204       5.1% $   82,525       5.4%
Taxable Investment Securities                 308,299      18.4     249,407      15.8     257,270      16.7
Nontaxable Investment
  Securities                                   27,333       1.6      45,152       2.9      61,427       4.0
Federal Funds Sold                             78,083       4.7      95,718       6.1      61,425       4.0
Loans (net of allowance for loan losses)    1,084,774      64.6   1,014,339      64.3     993,521      64.5
Building and Equipment                         28,415       1.7      31,390       2.0      31,446       2.0
Other                                          62,242       3.7      60,395       3.8      52,891       3.4
-------------------------------------------------------------------------------------------------------------
Total                                      $1,678,206     100.0% $1,576,605     100.0% $1,540,505     100.0%
-------------------------------------------==================================================================
Liabilities and Stockholders' Equity:
Demand Deposits                            $  271,355      16.2% $  258,844      16.4% $  268,184      17.4%
Savings and Interest-Bearing
Demand Deposits                               542,422      32.3     497,746      31.6     542,468      35.2
Time Deposits                                 542,414      32.3     535,061      33.9     487,759      31.7
Short-Term Debt                               135,669       8.1      99,695       6.3      63,631       4.1
Long-Term Debt                                 30,840       1.8      33,822       2.2      36,495       2.4
Other Liabilities                              18,846       1.1      18,866       1.2      14,766       1.0
Stockholders' Equity                          136,660       8.2     132,571       8.4     127,202       8.2
-------------------------------------------------------------------------------------------------------------
Total                                      $1,678,206     100.0% $1,576,605     100.0% $1,540,505     100.0%
-------------------------------------------==================================================================

Net Interest-Earnings Analysis                                                                                            (Table 2)
------------------------------------------------------------------------------------------------------------------------------------
The following table presents an analysis of the average yields on earning assets, average rates paid on interest bearing liabilities, and the net interest differential for each of the past three years.  Loans on nonaccrual basis and overdrafts are included in the average loan amounts.

The Net Yield on  Interest-Earning  Assets is net  interest  income  divided  by average interest-earning assets.
Year Ended December 31                             1996                            1995                            1994
------------------------------------------------------------------------------------------------------------------------------------
                                      Average     Total     Yield     Average     Total     Yield     Average     Total     Yield
(Dollars in thousands)                Balance    Income    or Rate    Balance    Income    or Rate    Balance    Income    or Rate
------------------------------------------------------------------------------------------------------------------------------------
Taxable Investment Securities        $  308,299  $ 19,061     6.18%  $  249,407  $ 14,892     5.97% $  257,270  $ 11,639     4.52%
Nontaxable Investment Securities*        27,333     1,907    10.38       45,152     3,329    10.98      61,427     4,299    10.52
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities*            335,632    20,968     6.52      294,559    18,221     6.74     318,697    15,938     5.68

Federal Funds Sold                       78,083     4,183     5.36       95,718     5,581     5.83      61,425     2,315     3.77

Net Loans                             1,084,774   107,312     9.89    1,014,339   104,117    10.26     993,521    92,130     9.27
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets*       $1,498,489  $132,463     8.90%  $1,404,616  $127,919     9.22% $1,373,643  $110,383     8.19%
-------------------------------------===============================================================================================

* Yields on tax-exempt  securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                             1996                            1995                            1994
------------------------------------------------------------------------------------------------------------------------------------
                                      Average     Total     Yield     Average     Total     Yield     Average     Total     Yield
(Dollars in thousands)                Balance    Expense   or Rate    Balance    Expense   or Rate    Balance    Expense   or Rate
------------------------------------------------------------------------------------------------------------------------------------
Savings and Interest-
   Bearing Demand Deposits           $  542,422   $15,292     2.82%   $ 497,746   $14,347     2.88% $  542,468   $11,828     2.18%
Other Time Deposits                     542,414    32,042     5.91      535,061    30,843     5.76     487,759    21,336     4.37
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                        1,084,836    47,334     4.36    1,032,807    45,190     4.38   1,030,227    33,164     3.22

Short-Term Debt                         135,669     6,739     4.97       99,695     5,504     5.52      63,631     2,030     3.19
Long-Term Debt                           30,840     2,363     7.66       33,822     2,766     8.18      36,495     3,073     8.42
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities   $1,251,345   $56,436     4.51%  $1,166,324   $53,460     4.58% $1,130,353   $38,267     3.39%
-------------------------------------===============================================================================================
Net Differential                     $  247,144   $76,027            $  238,292   $74,459           $  243,290   $72,116
-------------------------------------====================------------====================------------====================-----------
Net Yield on Interest-
Earning Assets                                                5.07%                           5.30%                           5.25%
--------------------------------------------------------------=====---------------------------=====---------------------------======

Change in Interest Income and Interest Expense                                                         (Table 3)
----------------------------------------------------------------------------------------------------------------
Further insight into year-to-year changes in net interest income may be gained by segregating  the rate and volume  components of the increases in interest income and expense  associated with earning assets and interest-bearing liabilities.

The following table presents this rate/volume  analysis comparing changes in net interest income from 1996 to
1995 and from 1995 to 1994.

Net interest income increased in 1996 as a result of positive volume variances .  The increase in 1996 due to volume  changes is primarily  because of an increase in net loans.  Overall decreases in yields on earning assets, especially loans, exceeded  decreases in  interest-bearing  liabilities.  Average  interest-earning assets grew to a greater extent than interest- bearing liabilities, resulting in an increase in net interest income due to volume changes.
                                                  1996 vs. 1995                        1995 vs. 1994
-----------------------------------------------------------------------------------------------------------------
                                                       Due to Changes in                   Due to Changes in
                                                       -----------------                   -----------------
                                          Increase                              Increase
(Dollars in thousands)                   (Decrease)    Volume      Rates       (Decrease)   Volume       Rates
-----------------------------------------------------------------------------------------------------------------
Taxable Investment Securities              $ 4,169     $ 3,625    $   544        $ 3,253   $   (366)    $ 3,619

Nontaxable Investment Securities            (1,422)     (1,252)      (170)          (970)    (1,190)        220
-----------------------------------------------------------------------------------------------------------------
Total Investment Securities                  2,747       2,373        374          2,283     (1,556)      3,839

Federal Funds Sold                          (1,398)       (970)      (428)         3,266      1,650       1,616

Net Loans                                    3,195       7,057     (3,862)        11,987      1,964      10,023
-----------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets              $ 4,544     $ 8,460    $(3,916)       $17,536    $ 2,058     $15,478
-----------------------------------------------------------------------------------------------------------------
Savings and Interest-Bearing
   Demand Deposits                             945       1,265       (320)         2,519     (1,039)      3,558

Other Time Deposits                          1,199         428        771          9,507      2,223       7,284
-----------------------------------------------------------------------------------------------------------------
Total Deposits                               2,144       1,693        451         12,026      1,184      10,842

Short-Term Debt                              1,235       1,830       (595)         3,474      1,518       1,956

Long-Term Debt                                (403)       (235)      (168)          (307)      (221)        (86)
-----------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities           2,976       3,288       (312)        15,193      2,481      12,712
-----------------------------------------------------------------------------------------------------------------
Net Interest Income                        $ 1,568     $ 5,172    $(3,604)       $ 2,343    $  (423)    $ 2,766
-------------------------------------------======================================================================

Investment Portfolio                                                  (Table 4)
--------------------------------------------------------------------------------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):

                                           1996       1995       1994
--------------------------------------------------------------------------------
U.S. Treasury Securities                 $129,701   $151,268   $119,215
U.S. Agency Securities                    139,892    132,723     97,172
State, County and Municipal Securities     23,259     33,043     54,973
Other Securities                            2,786      3,212      5,419
--------------------------------------------------------------------------------
Total                                    $295,638   $320,246   $276,779
-----------------------------------------==============================---------
Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.


Maturities and Yield Analysis                                                                                          (Table 5)
---------------------------------------------------------------------------------------------------------------------------------
The distribution of maturities and weighted average yields of investment securities at December 31, 1996 is as follows
(Dollars in thousands):
                               Total               Within 1 Year      1-5 Years         5-10 Years       After 10 Years    Average
                               Amount   Yield     Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Maturity
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          1 year,
U.S.Treasury Securities       $129,701    6.3%  $  74,828    6.6%  $ 54,874    5.7%   $     0    0.0%    $    0    0.0%   0.9 mos.

                                                                                                                          2 years,
U.S. Agencies                  139,892    6.3      43,141    6.9     83,185    5.8     13,339    7.0        227    7.2    2.1 mos.

State, County and                                                                                                         4 years,
   Municipal Securities*        23,259   10.4       2,678   10.8     11,855   10.5      6,442   10.0      2,284   10.4    8.7 mos.

                                                                                                                          9 years,
Other Securities                 2,786    4.5           0    0.0         50    7.9          0    0.0      2,736    4.5   10.1 mos.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          1 year,
Total                         $295,638    6.6%   $120,647    6.8%  $149,964    6.2%   $19,781    7.9%    $5,247    7.2%  11.8 mos.
------------------------------===================================================================================================
        *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Loan Portfolio                                                                                                            (Table 6)
-----------------------------------------------------------------------------------------------------------------------------------
A breakdown of outstanding loans, by type, at year-end for the past five years is as follows (Dollars in thousands):

                                    1996                 1995                  1994                1993                1992
-----------------------------------------------------------------------------------------------------------------------------------
                                        Percent               Percent               Percent             Percent            Percent
                              Amount    of Total    Amount    of Total    Amount    of Total   Amount   of Total  Amount   of Total
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural        $  485,891     46.1%  $  416,428     39.5%  $  377,553     35.7%   $389,513    40.0%  $295,392    39.1%
Real Estate-Construction       27,130      2.5       25,491      2.4       21,415      2.0      17,725     1.8     10,070     1.3
Real Estate-Mortgage          210,591     20.0      181,894     17.2      184,513     17.4     199,026    20.5    133,250    17.6
Installment, excluding
credit card                   286,632     27.2      258,713     24.5      261,706     24.8     200,937     20.6   151,704    20.1
Credit card                    43,868      4.2      173,270     16.4      212,051     20.1     166,021     17.1   165,071    21.9
-----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                 1,054,112    100.0%   1,055,796    100.0%   1,057,238    100.0%    973,222    100.0%  755,487   100.0%
Allowance for loan losses     (15,536)              (25,892)              (19,886)             (21,793)           (16,099)
-----------------------------------------------------------------------------------------------------------------------------------
   Net Loans               $1,038,576            $1,029,904            $1,037,352             $951,429           $739,388
---------------------------========================================================================================================


Maturities and Sensitivity to Interest Rate Changes                                                        (Table 7)
--------------------------------------------------------------------------------------------------------------------
The maturity distribution of loans outstanding at December 31, 1996 (excluding Real Estate- Mortgage, and
Installment) by type and sensitivity to interest rate changes is as follows (Dollars in thousands):
                                             Due                                      Loans Due After One Year
-----------------------------------------------------------------     ----------------------------------------------
                             One Year    After 1 Year     After                               Within        After
                              or Less    thru 5 Years    5 Years                             5 Years       5 Years
-----------------------------------------------------------------     ----------------------------------------------
Commercial, Financial                                                 Fixed Rates            $ 29,851       $ 1,368
   and Agricultural           $334,819      $137,090      $13,982
Real Estate-                                                          Floating or
   Construction                 15,433         5,139        6,558        Adjustable Rate      112,378        19,172
-----------------------------------------------------------------     ----------------------------------------------
Total                         $350,252      $142,229      $20,540     Total                  $142,229       $20,540
------------------------------===================================     -----------------------=======================

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

Risk Elements                                                          (Table 8)
--------------------------------------------------------------------------------
Loans considered risk elements include those which are accounted for on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments, and those renegotiated to provide a reduction of interest or principal which would not otherwise be considered except in cases of deterioration in the financial position of the borrower. The following is a table of nonaccrual, past due and restructured loans at December 31 for each of the past five years (Dollars in thousands):

                            1996      1995      1994      1993      1992
------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans     $ 5,208   $ 3,988   $ 2,843   $ 2,756   $ 3,001
     Past Due Loans         5,695     5,383     3,074     2,053     1,654
     Restructured Loans         0         0       336       370     1,589
-------------------------------------------------------------------------
Total                     $10,903   $ 9,371   $ 6,253   $ 5,179   $ 6,244
--------------------------===============================================

Gross interest income that would have been recorded in 1996 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $478,000. The amount of interest on those loans that was actually included in income for the period was $0.

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

Management has identified additional problem loans in the portfolio which are not stated in Table 8. These loans are reviewed on a continuous basis. They comprise less than 0.5 percent of the loan portfolio. The Company has developed a credit risk rating system in which a high percentage of loans in each bank are evaluated by Credit Review staff.


Summary of Loan Loss Experience                                                                         (Table 9)
-----------------------------------------------------------------------------------------------------------------
The table below  presents,  in summary form, for the past five years the year-end and average loans  outstanding;
the changes in the allowance for loan losses,  with loans charged off and recoveries on loans previously  charged off by loan category; the ratio of net charge-offs to average loans; and the ratio of the allowance for losses to year-end loans outstanding (Dollars in thousands):

                                                    1996          1995          1994        1993        1992
-----------------------------------------------------------------------------------------------------------------
Amount of loans at year-end                      $1,054,112    $1,055,796    $1,057,238    $973,222    $755,487
-------------------------------------------------================================================================
Average loans outstanding                        $1,110,485    $1,037,067    $1,013,831    $834,412    $678,398
-------------------------------------------------================================================================
Beginning balance of allowance for loan losses   $   25,892    $   19,886    $   21,793    $ 16,099    $ 13,767

Allowance of banks acquired                               0           172           164       3,579         685

Loans charged-off:
   Commercial, Financial and Agricultural             1,414         2,672           845         211       3,241
   Real Estate-Construction                              46             0             0          50          50
   Real Estate-Mortgage                                  15            85           248          56         455
   Installment                                        1,584           999           662         680         649
   Credit Cards                                      18,770        12,089         5,779       4,682       5,641
-----------------------------------------------------------------------------------------------------------------
Total loans charged off                              21,829        15,845         7,534       5,679      10,036
-----------------------------------------------------------------------------------------------------------------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural             1,579         1,926         1,261       1,031       1,680
   Real Estate-Construction                               0             0             0           0           0
   Real Estate-Mortgage                                  29            40           134         175         202
   Installment                                          333           392           269         251         158
   Credit Cards                                       1,026         1,203           837         741         737
-----------------------------------------------------------------------------------------------------------------
Total recoveries                                      2,967         3,561         2,501       2,198       2,777
-----------------------------------------------------------------------------------------------------------------
Net loans charged off                                18,862        12,284         5,033       3,481       7,259

Provision charged to expense                         20,151        18,118         2,962       5,596       8,906
Transfer to write down loans held for sale           11,645             0             0           0           0
-----------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses      $   15,536    $   25,892    $   19,886    $ 21,793    $ 16,099
-------------------------------------------------================================================================
Net charge-offs/average loans                          1.70%         1.18%         0.50%       0.42%       1.07%
-------------------------------------------------================================================================
Allowance for loan losses/loans at year-end            1.47%         2.45%         1.88%       2.24%       2.13%
-------------------------------------------------================================================================

A breakdown of the allowance for loan losses,  at the end of the past five years, is presented below (Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:
                                                1996      1995      1994      1993      1992
----------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural     $ 5,181   $ 7,613   $ 6,694   $ 8,638   $ 4,911
   Real Estate-Construction                       341       221       339       271       491
   Real Estate-Mortgage                         1,992     2,621     4,104     4,680     2,973
   Installment                                  1,978       868     1,414     1,624     1,539
   Credit Cards                                 6,044    14,569     7,335     6,580     6,185
----------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses   $15,536   $25,892   $19,886   $21,793   $16,099
----------------------------------------------================================================


Percent of loans in each category to total loans   1996     1995     1994     1993     1992
--------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural          46.1%    39.5%    35.7%    40.0%    39.1%
   Real Estate-Construction                         2.5      2.4      2.0      1.8      1.3
   Real Estate-Mortgage                            20.0     17.2     17.4     20.5     17.6
   Installment                                     27.2     24.5     24.8     20.6     20.1
   Credit Cards                                     4.2     16.4     20.1     17.1     21.9
--------------------------------------------------------------------------------------------
Total                                             100.0%   100.0%   100.0%   100.0%   100.0%
--------------------------------------------------==========================================

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $15,536,000 adequate to cover losses inherent in loans outstanding at December 31, 1996. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators and the Company's independent certified public accountants.



Deposits                                                                                   (Table 10)
------------------------------------------------------------------------------------------------------
A  breakdown  of  average  deposits  by type for the past  three  years is as  follows  (  Dollars  in thousands):

Year Ended December 31              1996                      1995                     1994
------------------------------------------------------------------------------------------------------
                            Average      Average      Average      Average      Average      Average
                            Balance     Rate Paid     Balance     Rate Paid     Balance     Rate Paid
------------------------------------------------------------------------------------------------------
Demand Deposits           $  271,355        --      $  258,844        --      $  268,184        --
Interest-Bearing Demand      467,747       2.93%       421,296       2.98%       455,410       2.30%
Savings Deposits              74,676       2.10         76,450       2.33         87,058       2.17
Time Deposits                542,414       5.91        535,061       5.76        487,759       4.37
------------------------------------------------------------------------------------------------------
     Total                $1,356,192                $1,291,651                $1,298,411
--------------------------==========----------------==========----------------==========--------------

Time Deposits                                                         (Table 11)
--------------------------------------------------------------------------------
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

 At December 31                                                      1996
--------------------------------------------------------------------------------
 Time deposits in amounts of $100,000 or more maturing in:
    3 months or less                                               $ 22,754
    Over 3 months through 6 months                                   21,965
    Over 6 months through 12 months                                  44,323
    Over 12 months                                                   32,920
--------------------------------------------------------------------------------
  Total                                                            $121,962
-------------------------------------------------------------------========-----


Return on Equity and Assets                                           (Table 12)
--------------------------------------------------------------------------------
The following table presents a three year history of certain operating ratios:

Year Ended December 31                     1996        1995        1994
--------------------------------------------------------------------------------
Return on Average Assets                   0.10        0.79        1.23
Return on Average Equity                   1.23        9.34       14.91
Dividend Payout Ratio                    210.81        28.4       31.25
Average Equity to Average Assets Ratio     8.14        8.41        8.26



Short-Term Borrowings                                                 (Table 13)
--------------------------------------------------------------------------------
Information for each category of short-term borrowings for which the average balance outstanding for the period was at least 30 percent of stockholders' equity at the end of the period is presented below (Dollars in thousands):

Year Ended December 31                         1996      1995      1994
--------------------------------------------------------------------------------
Securities Sold Under Repurchase Agreements
     Ending Balance                           $85,685   $61,230   $39,302
     Ending Balance Rate                        4.75%     5.22%     4.73%
     Largest Month-End Balance               $111,221   $62,012   $41,125
     Average Balance                          $91,914   $52,606   $20,411
     Average Interest Rate                      4.74%     5.34%     4.01%

Securities Sold Under Repurchase Agreements are transactions in which the Company sells securities and agrees to repurchase the identical securities at a specified date for a specified price.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
December 31, 1996 and 1995

Dollars in thousands except per share data                1996           1995
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents:
   Cash and due from banks                            $  123,378     $  102,963
   Federal funds sold and securities purchased
        under agreements to resell                        61,726        112,020
--------------------------------------------------------------------------------
      Total cash and cash equivalents                    185,104        214,983
--------------------------------------------------------------------------------
 Investment securities:
   Held-to-maturity                                      291,404        315,430
   Available-for-sale                                      1,498          1,923
   Equity, at cost                                         2,736          2,893
--------------------------------------------------------------------------------
      Total investment securities                        295,638        320,246
--------------------------------------------------------------------------------
 Loans held-for-sale, net of unrealized losses of
   $29,120 in 1996 and $0 in 1995                        102,063          7,481
 Loans, net of allowance for loan losses of
   $15,536 in 1996 and $25,892 in 1995                 1,038,576      1,029,904
 Land, buildings and equipment, net                       28,501         28,684
 Accrued interest receivable                              11,462         12,548
 Other assets                                             60,058         53,138
--------------------------------------------------------------------------------
      Total assets                                    $1,721,402     $1,666,984
------------------------------------------------------==========================
Liabilities and Stockholders' Equity
 Deposits:
   Demand                                             $  317,297     $  293,919
   Savings and interest-bearing demand                   554,505        528,570
   Time                                                  556,593        544,652
--------------------------------------------------------------------------------
      Total deposits                                   1,428,395      1,367,141
--------------------------------------------------------------------------------
 Short-term borrowings:
   Federal funds purchased and securities sold
        under agreements to repurchase                   117,726        107,775
   Other                                                  11,149         10,038
--------------------------------------------------------------------------------
       Total short-term borrowings                       128,875        117,813
--------------------------------------------------------------------------------
 Accounts payable and accrued liabilities                 13,159         14,703
 Notes payable                                            17,660         20,310
 Convertible capital notes                                11,219         11,854
--------------------------------------------------------------------------------
       Total liabilities                               1,599,308      1,531,821
--------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
    authorized, 2,415,071 shares issued in 1996
    and 2,400,000 issued in 1995                          12,075         12,000
 Capital surplus                                          12,377         12,000
 Retained earnings                                       112,374        114,235
 Treasury stock, at cost (210,161 shares in 1996
    and 61,770 shares in 1995)                           (14,799)        (3,156)
 Unrealized securities gains, net of tax                      67             84
--------------------------------------------------------------------------------
      Total stockholders' equity                         122,094        135,163
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $1,721,402     $1,666,984
------------------------------------------------------==========================

 The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 1996, 1995 and 1994

Dollars in thousands except per share data          1996       1995        1994
--------------------------------------------------------------------------------
Interest income:
 Loans                                            $107,312   $104,117   $ 92,130
 Investment securities:
   Taxable                                          19,061     14,892     11,639
   Nontaxable                                        1,907      3,329      4,299
 Federal funds sold, securities purchased under
   agreements to resell, and other                   4,183      5,581      2,315
--------------------------------------------------------------------------------
   Total interest income                           132,463    127,919    110,383
--------------------------------------------------------------------------------
Interest expense:
 Deposits:
   Savings and interest-bearing demand              15,292     14,347     11,828
   Time                                             32,042     30,843     21,336
 Federal funds purchased and securities sold
   under agreements to repurchase                    6,395      5,041      2,030
 Convertible capital notes                           1,038      1,076      1,080
 Other borrowings                                    1,669      2,153      1,993
--------------------------------------------------------------------------------
   Total interest expense                           56,436     53,460     38,267
--------------------------------------------------------------------------------
   Net interest income                              76,027     74,459     72,116
Provision for write-down of loans held-for-sale     17,475          0          0
Provision for loan losses                           20,151     18,118      2,962
--------------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                38,401     56,341     69,154
--------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts                 9,207      9,053      9,137
 Trust fees                                          5,874      5,718      5,604
 Credit card fees                                   11,871     10,898      5,269
 Gain on sale of credit card loans                       0      2,018          0
 Securities gains                                       37          0          0
 Other service charges, fees and income              6,779      5,933      6,878
--------------------------------------------------------------------------------
   Total noninterest income                         33,768     33,620     26,888
--------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                     30,913     29,554     28,500
 Net occupancy and equipment expense                 9,307     10,856      7,599
 Data processing expense                             3,584      4,686      4,965
 Supplies                                            2,113      2,841      2,735
 Deposit insurance assessment                        1,103      1,638      2,835
 Postage and dispatch                                2,310      2,387      2,380
 Advertising and promotional activities              4,723      3,609      5,430
 Goodwill amortization                               1,599      1,596      1,437
 Other                                              14,786     14,028     10,308
--------------------------------------------------------------------------------
   Total noninterest expense                        70,438     71,195     66,189
--------------------------------------------------------------------------------
   Income before provision for income taxes          1,731     18,766     29,853
Provision for income taxes                              51      6,379     10,884
--------------------------------------------------------------------------------
   Net income                                     $  1,680   $ 12,387   $ 18,969
--------------------------------------------------==============================
Per share data:
   Net income - assuming no dilution              $   0.74   $   5.28   $   8.00
--------------------------------------------------==============================
   Net income - assuming full dilution            $   0.74   $   4.77   $   7.10
--------------------------------------------------==============================

The accompanying notes are an integral part of these consolidated financial statements.


INTRUST FINANCIAL  CORPORATION  Consolidated  Statements of Stockholders' Equity
Years Ended December 31, 1996, 1995 and 1994

                                                                                              Unrealized      Total
Dollars in thousands except            Common       Capital       Retained       Treasury     Securities   Stockholders'
per share data                          Stock       Surplus       Earnings        Stock         Gains         Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993            $12,000       $12,000      $ 92,312       $   (783)          $  0       $115,529
  Net income                                 0             0        18,969              0              0         18,969
  Cash dividends ($2.50 per share)           0             0        (5,915)             0              0         (5,915)
  Purchase of treasury stock                 0             0             0           (993)             0           (993)
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994             12,000        12,000       105,366         (1,776)             0        127,590
  Net income                                 0             0        12,387              0              0         12,387
  Cash dividends ($1.50 per share)           0             0        (3,518)             0              0         (3,518)
  Purchase of treasury stock                 0             0             0         (1,380)             0         (1,380)
  Net change in unrealized gains on
    available-for-sale securities            0             0             0              0             84             84
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995             12,000        12,000       114,235         (3,156)            84        135,163
  Net income                                 0             0         1,680              0              0          1,680
  Cash dividends ($1.55 per share)           0             0        (3,541)             0              0         (3,541)
  Capital notes converted to stock          75           377             0              0              0            452
  Purchase of treasury stock                 0             0             0        (11,643)             0        (11,643)
  Net change in unrealized gains on
     available-for-sale securities           0             0             0              0            (17)           (17)
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996            $12,075       $12,377      $112,374       $(14,799)          $ 67       $122,094
---------------------------------------==================================================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


INTRUST FINANCIAL CORPORATION  Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994

Dollars in thousands                                               1996         1995         1994
----------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                     $   1,680    $  12,387    $  18,969
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses and write-downs                       37,626       18,118        2,962
   Provision for depreciation and amortization                      6,679        7,022        6,228
   Amortization of premium and accretion of discount on
      investment securities                                            31          788        2,179
   Write-down of real estate to estimated market value              1,048        2,584            5
   Gain on sale of investment securities                              (37)           0            0
   Gain on sale of loans                                                0       (2,018)           0
   Changes in assets and liabilities, net of effect
   from purchase of acquired entity:
    Loans held for sale                                            (5,330)      (6,889)         788
    Other assets                                                     (825)      (3,679)      (3,656)
    Income taxes                                                   (8,896)      (3,888)         218
    Interest receivable                                             1,086       (1,625)         560
    Interest payable                                                  (38)         809          549
    Other liabilities                                                (420)         429          528
    Other                                                            (213)          (1)         (76)
----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                       32,391       24,037       29,254
----------------------------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
 Purchase of banks, net of cash and cash equivalents acquired           0        5,783        3,073
 Purchase of investment securities                               (101,770)    (169,124)     (36,780)
 Investment securities matured or called                          125,909      146,596      122,787
 Proceeds from sale of investment securities                          472            0            0
 Net increase in loans                                           (138,831)     (11,952)     (78,426)
 Proceeds from sale of loans                                            0       12,108            0
 Purchases of land, buildings and equipment                        (5,128)      (3,485)      (4,640)
 Proceeds from sale of equipment                                       43           44          102
 Proceeds from sale of other real estate and repossessions          3,657        3,396        3,306
 Other                                                               (920)        (370)        (661)
----------------------------------------------------------------------------------------------------
   Net cash provided (absorbed) by investing activities          (116,568)     (17,004)       8,761
----------------------------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
 Net increase (decrease) in deposits                               61,254       50,725      (51,774)
 Net increase (decrease) in short-term borrowings                  11,062       50,020       (8,261)
 Payments on notes payable                                         (2,650)      (2,640)      (2,630)
 Retirement of convertible capital notes                             (183)        (146)           0
 Cash dividends                                                    (3,542)      (3,518)      (5,915)
 Purchase of treasury stock                                       (11,643)      (1,380)        (993)
----------------------------------------------------------------------------------------------------
   Net cash provided (absorbed) by financing activities            54,298       93,061      (69,573)
----------------------------------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents               (29,879)     100,094      (31,558)

Cash and cash equivalents at beginning of year                    214,983      114,889      146,447
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $ 185,104    $ 214,983    $ 114,889
----------------------------------------------------------------====================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


INTRUST  FINANCIAL  CORPORATION
Notes  to  Consolidated   Financial  Statements
December 31, 1996, 1995, and 1994
Dollars in thousands except per share data


1) Summary of Significant Accounting Policies

   INTRUST Financial Corporation (the "Company") is a bank holding company incorporated under the laws of the state of Kansas and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of INTRUST Bank, N.A., Wichita, Kansas; Will Rogers Bank, Oklahoma City, Oklahoma (the "Subsidiary Banks") (In 1996, The First Bank, Moore, Oklahoma was merged into Will Rogers Bank); NestEgg Consulting Inc. and INTRUST Community Development Corporation (the Subsidiaries). The Company's primary business is providing customers in Kansas and Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage services.

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

   In preparing the consolidated financial statements, management is required to make estimates and assumptions. Those estimates relate principally to the determination of the allowance for loan losses, income taxes and the fair value of financial instruments. Actual results could differ from those estimates.

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

   c) Loans held-for-sale - Loans originated and/or intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

   d) Loans - Certain loans are made on a discount basis. The unearned discount applicable to such loans is taken into income on scheduled payment dates by use of the straight-line method. Income so recognized does not differ materially from income which would be recognized under the interest method of accounting.

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

   Loans are charged-off whenever the loan is considered uncollectible. Credit card loans are charged-off at the earlier of when they are considered uncollectible or are 210 days past the contractual due date. Other installment loans are charged-off at the time they are considered uncollectible or are 120 days past due, whichever is earlier.

   e) Provision for Loan Losses - The provision for loan losses is the amount required to maintain the allowance for loan losses at a level adequate to provide for inherent loan losses. The balance in the allowance for loan losses is based on management's analysis of the loan portfolio, prior bank experience, economic conditions and such other factors which, in management's opinion, require consideration. Management believes that the allowance for loan losses is adequate.

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

   Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 requires that certain impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The adoption of SFAS No. 114 and 118 have had no impact on the consolidated financial statements.

   f) Land, Buildings and Equipment - Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line or declining balance method depending upon the type of asset and year of acquisition. The following useful lives have been established:

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   g) Other Real Estate Owned - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair market value and are included in "Other assets" in the consolidated statements of financial condition. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred.

   h) Goodwill - The excess of cost over fair value of net assets acquired is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship. These assets are included as a component of other assets and amounted to $16,587 and $18,030, net of accumulated amortization, at December 31, 1996 and 1995, respectively.

   i) Income Taxes - The Company and its Subsidiaries file a consolidated federal income tax return on an accrual basis.

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

   j) Net Income Per Share - Net income per share assuming no dilution is computed based upon the weighted average number of shares outstanding including shares issuable upon exercise of stock options (2,285,513 in 1996, 2,344,762 in 1995 and 2,371,377 in 1994). Net income per share, assuming full dilution, is computed with the added assumption that the 9% convertible subordinated capital notes (note 10) had been converted into common stock (387,178 shares in 1996, 398,545 shares in 1995 and 400,000 shares in 1994) as of the beginning of each respective period presented with related adjustments to interest and income tax expense. For 1996, fully diluted net income per share is considered to be the same as primary net income per share, since the effect of the convertible subordinated capital notes would be antidilutive.

   k) Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are purchased and sold for one-day periods and securities purchased under agreements to resell mature within 90 days. The following amounts of cash were paid for interest and income taxes:
                                           1996         1995         1994
--------------------------------------------------------------------------------
Interest                                 $56,474      $52,651      $37,719
Income taxes                               8,947       10,267       10,666

Noncash investing and financing activities included the following:
                                           1996         1995         1994
--------------------------------------------------------------------------------
Acquisitions (note 2):
   Assets acquired                       $     0      $34,794      $42,619
   Liabilities assumed                         0       40,577       45,692
--------------------------------------------------------------------------------
Assets net of liabilities acquired             0       (5,783)      (3,073)

Loans transferred to other assets          3,281        3,512        1,372
Sale of other real estate owned
   financed by the Company                     0            0          335
Investments transferred from
   held-to-maturity at amortized cost          0       (1,630)           0
Investments transferred to available-
   for-sale at estimated market value          0        1,714            0
--------------------------------------------------------------------------------

   l) Trust Fees - Trust fees are recorded on the accrual basis.


2) Acquisitions

   The following acquisitions were made during 1996, 1995 and 1994:

Company Acquired                             Acquisition Date   Purchase Price

NestEgg Consulting Inc.                      November 1, 1996         $  275
The First National Bank of Ottawa (FNBO)     December 1, 1995          3,500
First Moore Bancshares, Inc. (First Moore)   November 30, 1994         6,399

   The above transactions have been accounted for as purchases, and accordingly, the acquired assets and liabilities have been recorded at their fair value at acquisition date and the operating results of these acquisitions are included in the Company's consolidated income statements from the date of acquisition. Excess of cost over fair value of the net assets acquired arising from these transactions is amortized using the straight-line method over a 15-year period.

   The effect on results of operations, had the transactions occurred at the beginning of the respective years of acquisition, was not significant.


3) Investment Securities

   The amortized cost and estimated fair values of investment securities are as follows at December 31:
                                                   Gross       Gross
 1996                                 Amortized  Unrealized  Unrealized  Fair
 ----                                    Cost      Gains       Losses    Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity                   $129,701   $    476   $    236   $129,941
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity                    120,016        244        563    119,697
U.S. Government Agency
  mortgage-backed securities:
    Held-to-maturity                     19,876        824         56     20,644
Obligations of state and
  political subdivisions:
    Held-to-maturity                     21,761      1,021         16     22,766
    Available-for-sale                    1,431         68          1      1,498
Other Securities:
    Held-to-maturity                         50          0          0         50
--------------------------------------------------------------------------------
    Total held-to-maturity             $291,404   $  2,565   $    871   $293,098
---------------------------------------=========================================
    Total available-for-sale           $  1,431   $     68   $      1   $  1,498
---------------------------------------=========================================
                                                   Gross       Gross
 1995                                 Amortized  Unrealized  Unrealized   Fair
 ----                                   Cost       Gains       Losses     Value
--------------------------------------------------------------------------------
 U.S. Treasury Securities:
    Held-to-maturity                   $151,268   $  2,030   $     81   $153,217
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity                    104,265      1,058        123    105,200
U.S. Government Agency
  mortgage-backed securities:
    Held-to-maturity                     28,458      1,199         91     29,566
Obligations of state and
  political subdivisions:
    Held-to-maturity                     31,329      1,735         18     33,046
    Available-for-sale                    1,630         86          2      1,714
Equity and other:
    Held-to-maturity                        110          2          0        112
    Available-for-sale                      209          0          0        209
--------------------------------------------------------------------------------
    Total held-to-maturity             $315,430   $  6,024   $    313   $321,141
---------------------------------------=========================================
    Total available-for-sale           $  1,839   $     86   $      2   $  1,923
---------------------------------------=========================================

   Proceeds from sales of investment securities during 1996, 1995 and 1994 were $472, $0 and $0, respectively. Gross realized gains on sales of available-for-sale securities were $37, $0 and $0 in 1996, 1995 and 1994 respectively.

   The amortized cost and estimated fair value of investment securities at December 31, 1996, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        Amortized        Fair
                                                          Cost           Value
--------------------------------------------------------------------------------
Due in one year or less:
   Held-to-maturity                                     $120,602       $121,258
   Available-for-sale                                         45             45
Due after one year through five years:
   Held-to-maturity                                      149,655        149,949
   Available-for-sale                                        303            309
Due after  five years through ten years:
   Held-to-maturity                                       19,781         20,411
   Available-for-sale                                          0              0
Due after ten years:
   Held-to-maturity                                        1,366          1,480
   Available-for-sale                                      1,083          1,144
--------------------------------------------------------------------------------
     Total held-to-maturity                             $291,404       $293,098
--------------------------------------------------------========================
     Total available-for-sale                           $  1,431       $  1,498
--------------------------------------------------------========================

   For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

   Investment securities, which are under the Company's control, with a book value of $227,297 and $190,323 at December 31, 1996 and 1995, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.


4) Loans Held-For-Sale

   Loans held-for-sale include a portion of the Company's credit card portfolio. These loans consist of certain designated accounts located outside of the Company's traditional market area. These loans, which aggregate $118,278, have been written down to their estimated market value of $89,158. The Company has executed a nonbinding letter of intent with a third party to sell this portfolio.

   Also included in loans held-for-sale at December 31, 1996 and 1995, were approximately $12,904 and $7,481, respectively, of mortgage loans accounted for at cost which approximated estimated market value.


5) Loans

   The composition of the loan portfolio at December 31, is as follows:
                                                          1996            1995
--------------------------------------------------------------------------------
Commercial, financial and agricultural               $  485,891      $  416,428
Real estate-construction                                 27,130          25,491
Real estate-mortgage                                    210,591         181,894
Installment, excluding credit card                      286,632         258,713
Credit card                                              43,868         173,270
--------------------------------------------------------------------------------
   Subtotal                                           1,054,112       1,055,796
Allowance for loan losses                               (15,536)        (25,892)
--------------------------------------------------------------------------------
   Net Loans                                         $1,038,576      $1,029,904
-----------------------------------------------------===========================

   Certain directors of the Company or related parties of these directors had loans from the Subsidiary Banks aggregating $37,319 and $42,072 at December 31, 1996 and 1995, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.


   Transactions involving loans to directors or related parties of these directors were as follows:

Loans at December 31, 1995                                            $  42,072
Additions                                                               183,471
Repayments                                                             (188,224)
--------------------------------------------------------------------------------
   Loans at December 31, 1996                                         $  37,319
----------------------------------------------------------------------==========

   The following table discloses information about the recorded investment in loans that the Company has classified as impaired:
              (A)                (B)               (C)              (D)
                           Amount in (A) for                   Amount in (A) for
                           Which There Is a     Allowance      Which There Is No
           Total Impaired  Related Allowance  Associated With  Related Allowance
 Year End      Loans       for Credit Losses   Amounts in (B)  for Credit Losses
---------  --------------  -----------------  ---------------  -----------------
   1996       $3,082            $1,973             $687             $1,109
   1995       $6,745            $4,473             $467             $2,272

   The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995, was $3,309 and $9,477, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $163 and $85 for the years ended December 31, 1996 and 1995.


6)  Allowance for Loan Losses

   Transactions in the allowance for loan losses were as follows:
                                                1996         1995         1994
--------------------------------------------------------------------------------
Balance at beginning of year                 $ 25,892      $19,886      $21,793
Provision charged to expense                   20,151       18,118        2,962
Transfer to write down loans held-for-sale    (11,645)           0            0
Allowance of banks acquired                         0          172          164
Loans charged off                             (21,829)     (15,845)      (7,534)
Recoveries                                      2,967        3,561        2,501
--------------------------------------------------------------------------------
   Balance at end of year                    $ 15,536      $25,892      $19,886
---------------------------------------------===================================

   The Company recorded net charge-offs in its credit card portfolio in 1996, 1995 and 1994 of $17,700, $10,900 and $4,900, respectively. The 1996 and 1995 provision for loan losses was increased in recognition of this increased level of charge-offs.


7) Land, Buildings and Equipment

   A summary of land, buildings and equipment is as follows:
                                                               December 31,
                                                           1996            1995
--------------------------------------------------------------------------------
Land                                                     $ 5,482         $ 5,376
Buildings and improvements                                32,497          31,468
Furniture, fixtures and equipment                         25,800          23,040
--------------------------------------------------------------------------------
                                                          63,779          59,884
Less accumulated depreciation                             35,278          31,200
--------------------------------------------------------------------------------
   Total                                                 $28,501         $28,684
---------------------------------------------------------=======================

   Depreciation expense for the years 1996, 1995 and 1994 was approximately $4,269, $4,630 and $4,161, respectively.


8) Time Deposits

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 1996 and 1995 were $121,962 and $119,401, respectively. Interest expense on this classification of time deposits for the years ended December 31, 1996, 1995 and 1994 totaled $7,116, $6,736 and $4,548, respectively.

   At December  31,  1996,  the  scheduled  maturities  of time  deposits are as follows:
   1997                                                                 $357,136
   1998                                                                   70,903
   1999                                                                   95,459
   2000                                                                   14,930
   2001 and thereafter                                                    18,165
--------------------------------------------------------------------------------
     Total                                                              $556,593
------------------------------------------------------------------------========


9) Short-Term Borrowings and Notes Payable

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 1996, 1995 and 1994, was $173,645, $126,763 and $75,923, respectively. For the years ended December 31, 1996, 1995 and 1994, the weighted average interest rate on these borrowings was 5.0%, 5.5% and 3.2%, respectively, on average balances outstanding of $135,669, $99,695 and $63,631, respectively.

    Notes payable at December 31, 1996 consist of a term loan to another financial institution with an unpaid principal balance of $17,500 and industrial revenue bonds with an unpaid principal balance of $160. The term loan carries a floating rate of interest and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The floating interest rate reprices based on a Eurodollar interest period selected by the Company. The rate on the indebtedness will be computed based on a premium to the lender's Eurodollar Base Rate. The indebtedness is secured by the outstanding common stock of INTRUST Bank N.A. At December 31, 1996, the interest rate on the term loan was 6.89%.

   The industrial revenue bonds are payable in annual installments through October 1997 and are guaranteed by a subsidiary of the Company.

   The Company has a $10,000 line of credit agreement with the financial institution that has issued the term loan. Interest rates on the line of credit are determined in the same manner as the term loan. At December 31, 1996, there were no outstanding borrowings under this credit facility.


10) Convertible Capital Notes

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

   At December 31, 1996, 384,929 shares of the Company's unissued common stock were reserved for conversion of the convertible capital notes. Convertible capital notes, with a face value of $183 in 1996 and $146 in 1995, were redeemed for cash, and notes, with a face value of $452, were converted into 15,071 shares of the Company's common stock during 1996.


11) Employees' Retirement Plans

   The Company's employee retirement plan covers substantially all full-time employees who meet eligibility requirements as to age and tenure. The plan provides retirement benefits which are a function of both the years of service and the highest level of compensation during any consecutive five-year period during the ten-year period preceding retirement. The Company's funding policy is to fund the amount necessary to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Plan assets are invested primarily in U.S. Government and Federal agency securities, corporate obligations, mutual funds and listed stocks. Pension expense for 1996, 1995 and 1994 was $357, $601 and $366, respectively.

   The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements.
                                                                 December 31,
                                                               1996       1995
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation:
     Vested                                                  $ 6,213    $ 6,041
     Non-vested                                                  100        136
--------------------------------------------------------------------------------
       Total                                                 $ 6,313    $ 6,177
-------------------------------------------------------------===================
Projected benefit obligation                                 $ 7,838    $ 7,785
Plan assets at fair value                                     (8,572)    (8,125)
--------------------------------------------------------------------------------
Plan assets greater than projected benefit obligation            734        340
Unrecognized net transition asset being amortized
  over 15 years                                                 (475)      (571)
Unrecognized net loss due from assumptions made                  439        729
Unrecognized prior service cost                                 (426)      (472)
--------------------------------------------------------------------------------
   Prepaid pension cost                                      $   272    $    26
-------------------------------------------------------------===================
  Pension expense is comprised of the following:
                                                       1996      1995      1994
--------------------------------------------------------------------------------
Service cost-benefits earned during the year          $ 649     $ 607     $ 524
Interest cost on projected benefit obligation           517       482       460
Return on plan assets                                  (667)     (556)     (566)
Net amortization and deferral                          (142)      (88)      (52)
Net loss from settlement                                  0       156         0
--------------------------------------------------------------------------------
       Total                                          $ 357     $ 601     $ 366
------------------------------------------------------==========================

   The weighted average discount rate used was 7.00% for each of the past three years. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.

   During 1995, the Company recognized $156 in pension expense arising from an early retirement program that was offered to employees that met certain eligibility requirements as to age. No such program was offered in 1996 or 1994.

   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9%, depending on individual agreements. At December 31, 1996 and 1995, $4,012 and $3,716 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. Expense recognized in 1996, 1995 and 1994 was $603, $516 and $535, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.


12) Income Taxes

   The provision for income taxes from operations includes the following components:
                                                  1996        1995        1994
--------------------------------------------------------------------------------
Current:
  Federal                                      $  7,174    $  8,649    $  7,685
  State                                             686       2,001       2,066
--------------------------------------------------------------------------------
                                                  7,860      10,650       9,751
--------------------------------------------------------------------------------
Deferred:
  Federal                                        (6,631)     (3,230)        988
  State                                          (1,178)     (1,041)        145
--------------------------------------------------------------------------------
                                                 (7,809)     (4,271)      1,133
--------------------------------------------------------------------------------
    Total                                      $     51    $  6,379    $ 10,884
-----------------------------------------------=================================

   The provision for income taxes noted above produced effective income tax rates of 2.9%, 34.0% and 36.5% for the years ended December 31, 1996, 1995 and 1994, respectively. The reconciliations of these effective income tax rates to the federal statutory rates are shown below:
                                                       1996      1995      1994
--------------------------------------------------------------------------------
Total income tax as reported                            2.9%     34.0%     36.5%
Tax exempt income                                      38.1       5.9       4.8
Amortization of excess purchase price over
   net assets acquired                                (19.2)     (1.3)     (1.6)
State income tax, net of federal income
   tax benefit                                         18.5      (3.4)     (4.8)
Other                                                  (5.3)     (0.2)      0.1
--------------------------------------------------------------------------------
     Federal statutory rate                            35.0%     35.0%     35.0%
-------------------------------------------------------=========================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented as follows:
                                                             1996         1995
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                              $  5,973     $  9,534
   Loans held-for-sale                                      11,312            0
   Buildings and equipment                                   4,477        3,969
   Other real estate owned                                     457          434
   Deferred compensation                                     1,557        1,426
   Net operating loss carryforwards                          2,155        2,433
   Investment securities                                       538          657
   Deposits                                                  2,088        2,075
   Other                                                       229          270
--------------------------------------------------------------------------------
     Total gross deferred tax assets                        28,786       20,798
   Less valuation allowances                                 1,973        2,006
--------------------------------------------------------------------------------
     Deferred tax assets, net of valuation allowances       26,813       18,792
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Pension                                                    (363)        (240)
   Prepaid deposit insurance                                    (0)         (60)
   Prepaid loan fees                                          (289)         (76)
   Core deposit premium                                        (75)        (119)
   Loans                                                      (136)        (214)
   Other                                                      (267)        (209)
--------------------------------------------------------------------------------
     Total gross deferred tax liabilities                   (1,130)        (918)
--------------------------------------------------------------------------------
     Net deferred tax assets                              $ 25,683     $ 17,874
----------------------------------------------------------======================

   At December 31, 1996 and 1995, current income taxes payable of $267 and $1,396, respectively, were included in accounts payable and accrued liabilities. The net deferred tax assets noted above were included in other assets.

   At December 31, 1996, the Company had net operating loss deductions available to carryforward of approximately $27,967 for state purposes which expire in varying amounts from 1997 through 2006 and $373 for federal purposes which expire from 2003 through 2009.

   The valuation allowance at December 31, 1996 is attributable to certain net operating loss carryforwards for state and federal tax purposes.


13) Commitments and Contingent Liabilities

   At December 31, 1996, the Subsidiary Banks were required to have $13,887 held as reserves with the Federal Reserve Bank.

   At December 31, 1996, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized below:
                                                                       Minimum
                                                                       Payments
--------------------------------------------------------------------------------
1997                                                                   $ 3,028
1998                                                                     2,755
1999                                                                     2,647
2000                                                                     2,654
2001                                                                     2,673
Remainder                                                               10,297
--------------------------------------------------------------------------------
    Total                                                              $24,054
-----------------------------------------------------------------------=========

   Lease rentals included in net occupancy and equipment expense for the years ended December 31, 1996, 1995 and 1994 amounted to $912, $829 and $634, respectively.

   One of the Company's data processing agreements has a term of eight years ending in the year 2003. The Company has the option to terminate this data processing agreement by paying a cancellation fee that is based on the number of months remaining under the original contract term.

   The Company or its Subsidiaries are involved in certain claims and suits arising in the ordinary course of business. In the opinion of management, based in part on the advice of legal counsel, potential liabilities arising from these claims, if any, would not have a significant effect on the Company's consolidated financial position or results of operations.


14) Stockholders' Equity

Dividend Restriction
   The equity in undistributed earnings of the Subsidiaries at December 31, 1996 was $67,642. The Company's ability to pay dividends on its common stock and interest on its indebtedness is dependent upon funds provided by dividends from the Subsidiaries and such other funding sources as may be available to the Company. The payment of dividends by the Subsidiaries is restricted only by regulatory authority. At December 31, 1996, approximately $435 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

Regulatory Capital
   The Company and its Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material affect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1996, the consolidated ratios of the Company and for each of the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

   As of the most recent notification, the Subsidiary Banks were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Subsidiary Banks must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' categories.

   Actual capital amounts and ratios are also presented in the table.

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                  For Capital        Prompt Corrective
                                                  Actual        Adequacy Purposes    Action Provisions
                                             ----------------   -----------------    -----------------
                                             Amount     Ratio    Amount    Ratio      Amount     Ratio
                                            --------    -----   --------   -----     --------    -----
As of December 31, 1996:
Total Capital (to Risk Weighted Assets):
  Consolidated                              $119,207      8.9%  $106,772     8.0%       N/A
  INTRUST Bank, N.A                         $127,206     10.1%  $100,481     8.0%    $125,602     10.0%
  Will Rogers Bank                          $ 11,233     15.1%  $  5,969     8.0%    $  7,461     10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                              $104,183      7.8%  $ 53,386     4.0%       N/A
  INTRUST Bank, N.A                         $117,581      9.4%  $ 50,241     4.0%    $ 75,361      6.0%
  Will Rogers Bank                          $ 10,322     13.8%  $  2,984     4.0%    $  4,477      6.0%
Tier 1 Capital (to Average Assets):
  Consolidated                              $104,183      6.3%  $ 67,320     4.0%       N/A
  INTRUST Bank, N.A                         $117,581      7.6%  $ 62,691     4.0%    $ 78,363      5.0%
  Will Rogers Bank                          $ 10,322      8.9%  $  4,785     4.0%    $  5,981      5.0%

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                  For Capital        Prompt Corrective
                                                  Actual        Adequacy Purposes    Action Provisions
                                             ----------------   -----------------    -----------------
                                             Amount     Ratio    Amount    Ratio      Amount     Ratio
                                            --------    -----   --------   -----     --------    -----
As of December 31, 1995:
Total Capital (to Risk Weighted Assets):
  Consolidated                              $132,804     10.6%  $100,391     8.0%       N/A
  INTRUST Bank, N.A                         $123,729     10.4%  $ 95,075     8.0%    $118,843     10.0%
  Will Rogers Bank                          $  6,685     15.2%  $  3,526     8.0%    $  4,407     10.0%
  The First Bank                            $  2,971     13.5%  $  1,765     8.0%    $  2,206     10.0%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                              $109,802      8.8%  $ 50,195     4.0%       N/A
  INTRUST Bank, N.A                         $108,690      9.2%  $ 47,537     4.0%    $ 71,306      6.0%
  Will Rogers Bank                          $  6,201     14.1%  $  1,763     4.0%    $  2,644      6.0%
  The First Bank                            $  2,674     12.1%  $    883     4.0%    $  1,324      6.0%
Tier 1 Capital (to Average Assets):
  Consolidated                              $109,802      6.7%  $ 65,651     4.0%       N/A
  INTRUST Bank, N.A                         $108,690      7.1%  $ 61,407     4.0%    $ 76,758      5.0%
  Will Rogers Bank                          $  6,201      8.7%  $  2,844     4.0%    $  3,556      5.0%
  The First Bank                            $  2,674      6.1%  $  1,759     4.0%    $  2,199      5.0%

Stock Option Plan
-----------------
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price of any options granted under the Plan cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. All options under the plan vest in 20% annual increments over a five year period. At December 31, 1996, there were options granted and unexercised for a total of 55,000 shares. The options outstanding have exercise prices between $58 and $65, with a weighted average exercise price of $61. Of the 55,000 shares granted, 6,500 were exercisable at December 31, 1996.


15) Business and Credit Concentrations

   The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and credit card loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas; however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 31% of the Company's total loan portfolio is comprised of unsecured credit card loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness. The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.


16)  Financial Instruments with Off-Balance-Sheet Risk

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition. The following summarizes those financial instruments, excluding credit card lines of $944,927, with contract amounts representing credit risk:

     Commitments to extend credit                    $366,264
     Commercial and standby letters of credit        $ 33,756

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

   In December 1994 and January 1995, the Company securitized and sold a total of $100,000 of credit card receivables. Neither the credit card receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts which have an outstanding balance of $96,431 at December 31, 1996. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company. During 1996 and 1995, the Company recognized $6,595 and $6,972 in servicing fee income, which is included in credit card fees in the accompanying consolidated statement of income.


17) Fair Value of Financial Instruments

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

Deposit Liabilities
   The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 1996 and 1995. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

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

Commitments to Extend Credit and Standby Letters of Credit
   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged to enter into similar agreements. The fees associated with the commitments and letters of credit currently outstanding reflect a reasonable estimate of fair value. For further discussion concerning financial instruments with off-balance-sheet risk, refer to note 16.

   The  estimated  fair values of the  Company's  financial  instruments  are as follows:

                                                     December 31, 1996         December 31, 1995
                                                  ----------------------    ----------------------
                                                  Carrying     Estimated    Carrying     Estimated
                                                    Value     Fair Value      Value     Fair Value
--------------------------------------------------------------------------------------------------
Financial assets:
   Cash and due from banks                       $  123,378   $  123,378   $  102,963   $  102,963
   Federal funds sold and securities purchased
     under agreements to resell                      61,726       61,726      112,020      112,020
   Investment securities                            295,638      297,332      320,246      325,957
   Loans held-for-sale                              102,063      102,063        7,481        7,481
   Loans, net                                     1,038,576    1,048,883    1,029,904    1,039,431
   Accrued interest receivable                       11,462       11,462       12,548       12,548
Financial liabilities:
   Deposits:
     Demand                                      $  317,297   $  317,297   $  293,919   $  293,919
     Savings and interest-bearing demand            554,505      554,505      528,570      528,570
     Time                                           556,593      562,969      544,652      552,120
  Short-term borrowings                             128,875      128,875      117,813      117,813
  Accrued interest payable                            4,506        4,506        4,544        4,544
  Notes payable                                      17,660       17,660       20,310       20,310
  Convertible capital notes                          11,219       23,560       11,854       23,312

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


18) New Accounting Standards

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation. The Statement, which is effective for transactions entered into in fiscal years that begin after December 15, 1995, defines a fair value based method of accounting for an employee stock option or similar equity instrument, but it does allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". As noted in footnote 14 to the financial statements, the Company granted options to acquire 55,000 shares of the Company's common stock. The Company accounts for these stock options using the intrinsic value based method of accounting. Pro forma disclosures, as if the fair value based method of accounting as defined in SFAS No. 123 had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method.

   Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company does not anticipate that adoption of Statement No. 125 will have a material impact on its financial statements.

19) Parent Company Only Financial Statements

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Financial Condition
December 31, 1996 and 1995

Dollars in thousands except per share data                 1996          1995
--------------------------------------------------------------------------------
Assets
    Cash                                                $   1,493     $  21,967
    Investment securities, held-to-maturity                   576           700
    Equipment                                                 744         1,206
    Investment in subsidiaries                            146,744       142,993
    Other                                                   2,582         1,810
--------------------------------------------------------------------------------
   Total assets                                         $ 152,139     $ 168,676
--------------------------------------------------------========================
Liabilities and Stockholders' Equity
  Liabilities:
    Accounts payable and accrued liabilities            $     755     $     993
    Accrued interest payable                                   87           332
    Current and deferred income taxes                         484           334
    Notes payable                                          17,500        20,000
    Convertible capital notes payable                      11,219        11,854
--------------------------------------------------------------------------------
     Total liabilities                                     30,045        33,513
--------------------------------------------------------------------------------
  Stockholders' equity:
    Common stock, $5 par value; 10,000,000
     shares authorized, 2,415,071 shares issued
     in 1996 and 2,400,000 issued in 1995                  12,075        12,000
    Capital surplus                                        12,377        12,000
    Retained earnings                                     112,374       114,235
    Treasury Stock                                        (14,799)       (3,156)
    Unrealized securities gains, net of tax                    67            84
--------------------------------------------------------------------------------
     Total stockholders' equity                           122,094       135,163
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity         $ 152,139     $ 168,676
--------------------------------------------------------========================

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 1996, 1995 and 1994

Dollars in thousands except per share data          1996        1995       1994
--------------------------------------------------------------------------------
Dividends from subsidiaries                       $ 1,300    $ 25,250    $17,450
Interest income                                       342         221        245
Fees charged subsidiary banks                       1,619       1,574      1,631
--------------------------------------------------------------------------------
   Total income                                     3,261      27,045     19,326
--------------------------------------------------------------------------------
Operating expenses:
  Interest expense                                  2,339       2,734      2,688
  Salaries and employee benefits                    1,972       1,546      1,482
  Other expense                                     1,360       1,231      1,237
--------------------------------------------------------------------------------
   Total operating expenses                         5,671       5,511      5,407
--------------------------------------------------------------------------------
Income (loss) before income tax benefit
 and equity in undistributed net income
 of subsidiaries                                   (2,410)     21,534     13,919

Income tax benefit                                  1,470       1,289      1,187
--------------------------------------------------------------------------------
Income (loss) before equity in undistributed
 net income of subsidiaries                          (940)     22,823     15,106

Equity in undistributed net income
 of subsidiaries                                    2,620     (10,436)     3,863
--------------------------------------------------------------------------------
Net income                                        $ 1,680    $ 12,387    $18,969
--------------------------------------------------==============================
Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.


INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994

Dollars in thousands                                                     1996        1995        1994
---------------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
   Net income                                                          $  1,680    $ 12,387    $ 18,969
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in undistributed net income of subsidiaries                  (2,620)     10,436      (3,863)
     Depreciation                                                           475         474         472
     Accretion of discount on investment securities                         (41)        (52)        (64)
     (Increase) decrease in other assets                                   (772)         12        (252)
     Increase (decrease) in accounts payable and accrued liabilities       (483)       (465)      1,143
     Increase (decrease) in current and deferred income taxes               150         (34)       (478)
---------------------------------------------------------------------------------------------------------
    Net cash provided (absorbed) by operating activities                 (1,611)     22,758      15,927
---------------------------------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Capital expenditures                                                     (13)        (23)        (25)
   Proceeds from sale of equipment                                            0           0           7
   Investment securities matured or called                                  165         163         160
   Investment in subsidiaries                                            (1,147)     (1,500)     (6,377)
---------------------------------------------------------------------------------------------------------
    Net cash absorbed by investing activities                              (995)     (1,360)     (6,235)
---------------------------------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Payments on notes payable                                             (2,500)     (2,500)     (2,500)
   Retirement of capital notes                                             (183)       (146)          0
   Dividends paid                                                        (3,542)     (3,518)     (5,915)
   Purchase of treasury stock, net                                      (11,643)     (1,380)       (993)
---------------------------------------------------------------------------------------------------------
    Net cash absorbed by financing activities                           (17,868)     (7,544)     (9,408)
---------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash                                         (20,474)     13,854         284

Cash at beginning of year                                                21,967       8,113       7,829

---------------------------------------------------------------------------------------------------------
Cash at end of year                                                    $  1,493    $ 21,967    $  8,113
-----------------------------------------------------------------------==================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To INTRUST Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma
February 14, 1997

ITEM 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
------- -------------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

               This item is not applicable to the Company.


                                    PART III
                                    --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
   Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 1999, 1997 and 1998 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

   RONALD L.  BALDWIN,  43,  1999,  has been  director  of the  Company and Vice
Chairman of IB since 1996. From 1976 until 1996 Mr. Baldwin was employed by Fourth Financial Corporation, an $8 billion banking institution headquartered in Wichita, Kansas. He served Fourth Financial Corporation as executive vice-president.

   C. ROBERT BUFORD, 63, 1997, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, managing partner of Grand Bluffs Development Co., a real estate development firm, and a director of Barrett Resources Corporation, an oil and gas production and operation firm.

   FRANK L. CARNEY, 58, 1998, has been a director of the Company since 1982. Since 1979 he has been self-employed in a private investment company, Carney Enterprises. From November 1988 to December 1993, Mr. Carney was Chairman of Western Sizzlin, Inc. a food service franchise. On October 27, 1992, Western Sizzlin, Inc. and its related entities filed Petitions under Chapter 11 of the United States Bankruptcy Code and subsequently emerged from bankruptcy on December 13, 1993. From January 1994 to December 1994, Mr. Carney was vice-chairman of Turbochef, Inc.. Since January 1994, Mr. Carney has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company. In June 1996, he became President and Manager of P.J. Wichita, L.L.C., a development stage company.

   RICHARD G. CHANCE, 49, 1999, has been a director of the Company since 1990. During the past five years, he has been President and Chief Executive Officer of Chance Industries, Inc., producer of amusement rides and manufacturer of transit coaches, trams, and replica trolleys.

   CHARLES Q. CHANDLER, 70, 1998, has been Chairman of the Board and Chief Executive Officer of the Company since 1982. He was Chairman of the Board and Chief Executive Officer of IB from 1975 until 1996. Mr. Chandler was employed by IB since 1950. In 1992, he became a director of Western Resources, Inc., a Kansas utility company. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

   CHARLES Q. CHANDLER IV, 43, 1997, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. In 1996, he was elected Chairman and President of IB. Mr. Chandler is the son of Charles Q. Chandler.

   GEORGE T. CHANDLER, 75, 1997, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt, Kansas. Mr. Chandler is an uncle of Charles Q. Chandler.

   JAMIE B. COULTER, 56, 1998, has been a director of the Company since 1983. During the past five years, he has been Chairman of the Board, Chief Executive Officer and President of Coulter Enterprises, Inc., managing various businesses and personal investments in restaurant management, oil and gas exploration and real estate. Mr. Coulter owns and operates numerous Pizza Hut restaurants. In 1992, Mr. Coulter became the Chairman of the Board and Chief Executive Officer of Lone Star Steakhouse & Saloon, Inc.

   ROBERT L. DARMON, 72, 1997, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970.

   CHARLES W. DIEKER,  61, 1998,  has been a director of the Company since 1982.
Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

   W.J. EASTON Jr., 71, 1998, has been a director of the Company since 1982. During the past five years, Mr. Easton has been President, Chairman of the Board, and Chief Operating Officer of The Easton Manufacturing Co. Inc., which manufactures auto parts, and Ferroloy Foundry, Inc.

   MARTIN K. EBY Jr., 62, 1997, has been a director of the Company since 1982. During the past five years, Mr. Eby has been President and Chairman of the Board of Eby Corporation, which is the parent company of Martin K. Eby Construction Co. Inc. He is Chairman of the Company's Audit Committee. In 1992, Mr. Eby became a director of SBC Communications, Inc.

   ERIC T. KNORR, 54, 1999, has been a director of the Company since 1990. He was Chairman of the Board of Dulaney, Johnston & Priest, general insurance (property and casualty) independent agents, for ten years until January 1996 when he became Chairman Emeritus

   CHARLES G. KOCH, 61, 1998, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated energy company.

   J.V. LENTELL, 58, 1999, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. He was Chairman and Chief Executive Officer of Kansas State Bank and Trust from 1981 to July 1993. In 1995, he became a director of Renters Choice, Inc.

   PAUL A. SEYMOUR Jr., 73, 1999, has been a director of the Company since 1982. Mr. Seymour was President of Arrowhead Petroleum Inc. A petition under Chapter 11 of the United States Bankruptcy Code was filed in December 1990 in the United States Bankruptcy Court for the District of Kansas by Arrowhead Petroleum, Inc. Bankruptcy proceedings by Arrowhead Petroleum, Inc. were dismissed, effective March 20, 1996. Arrowhead Petroleum, Inc. has been liquidated.

   DONALD C. SLAWSON, 63, 1999, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate activities.

   JOHN T. STEWART III, 61, 1997, has been a director of the Company since 1982. During the past five years, Mr. Stewart's principal occupation has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, Caldwell State Bank, Caldwell, Kansas and First National Bank, Wellington, Kansas.

   PATRICK H. THIESSEN, 68, 1997, has been a director of the Company since 1982. Mr. Thiessen was Southwestern Regional Manager of Cargill Inc., Flour Milling Division, a grain merchandising and processing company, for 11 years until his retirement in 1993.

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

   SUMMARY COMPENSATION TABLE
   --------------------------
   The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other three executive officers during each of the last three fiscal years.

                                      SUMMARY COMPENSATION TABLE
                                                                              Long Term
                                              Annual Compensation             Compensation
                                     -------------------------------------    Awards
          (a)                  (b)     (c)          (d)           (e)             (f)              (g)
                                                              Other Annual    Securities       All Other
                                                              Compensation    Underlying       Compensation
Name and Principal Position    Year  Salary($)    Bonus($)       ($)(1)       Options (#)           ($)
------------------------------------------------------------------------------------------------------------
C.Q. Chandler                  1996  $330,000     $      0       $22,360              0           $69,006
COB & CEO of the Company       1995   325,002      132,000        22,360         20,000            61,920
                               1994   300,000      135,000        22,360              0            47,516

C.Q. Chandler IV               1996  $262,500     $      0       $     0          7,500           $15,735
President of the Company,      1995   215,000       64,500           490         10,000            14,264
Chairman, President of IB      1994   214,829       75,250           490              0             6,098

J.V. Lentell                   1996  $219,167     $      0       $     0          5,000           $ 9,500
Director of the Company        1995   215,000       64,500             0          2,500             9,240
Vice Chairman of IB            1994   215,000       75,250             0              0             3,442

R.L. Baldwin                   1996  $168,455     $      0       $     0          5,000           $     0
Director of the Company
Vice Chairman of IB

R.L. Baldwin became an employee and executive officer of IB in February of 1996; the table reflects compensation paid to Mr. Baldwin subsequent to such time. There were no other individuals who were considered executive officers of the Company at December 31, 1996.

(1) The amounts shown represent the above-market amounts paid on distributions from the 1983, 1984, 1986, or 1990 Executive Deferred Compensation Plans during each of the last three fiscal years. Does not include perquisites which certain of the executive officers received, the aggregate amount of which did not exceed the lessor of $50,000 or 10% of any such officer's salary and bonus.

(2) The amounts shown for "All other Compensation" include the following for the current year:
                                                  C.Q.        C.Q.       J.V.
                                                Chandler  Chandler IV  Lentell
--------------------------------------------------------------------------------
Above-market amounts earned on deferred
 compensation plans                             $59,506     $8,805      $    0
Company contributions to 401(k) plan              9,500      6,930       9,500
--------------------------------------------------------------------------------
                                                $69,006    $15,735      $9,500
------------------------------------------------================================

   STOCK OPTION PLAN
   -----------------
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. At December 31, 1996, there were options granted and unexercised for a total of 55,000 shares. The options outstanding have exercise prices between $58 and $65, with a weighted average exercise price of $61. Of the 55,000 shares granted, 6,500 were exercisable at December 31, 1996.


                                    OPTION GRANTS IN LAST FISCAL YEAR
                                                                                   Potential Realizable Value
                                                                                   at Assumed Annual Rates of
                                                                                   Stock Price Appreciation
                              Individual Grants                                    for Option Term
--------------------------------------------------------------------------------   --------------------------
      (a)                   (b)            (c)           (d)           (e)            (f)              (g)
                                      % of Total
                        Securities    Options          Exercise
                        Underlying    Granted to       or Base
                        Options       Employees in     Price
Name                       (#)        Fiscal Year       ($/Sh)   Expiration Date     5%($)            10%($)
--------------------------------------------------------------------------------   ---------------------------
C.Q. Chandler IV           7,500         33.3%          $65           12/10/06     $307,000          $777,000
J.V. Lentell               5,000         22.2%          $65           12/10/06     $204,000          $518,000
R.L. Baldwin               5,000         22.2%          $65           12/10/06     $204,000          $518,000

                   AGGREGATE FISCAL YEAR-END OPTION VALUES

                          Number of Securities         Value of Unexercised
                     Underlying Unexercised Options    In-the-Money Options
                          at December 31, 1996         at December 31, 1996
                     ------------------------------  -------------------------
Name                   Exercisable/Unexercisable     Exercisable/Unexercisable
----                 ------------------------------  -------------------------
C.Q. Chandler                4,000/20,000                 $28,000/$140,000
C.Q. Chandler IV             2,000/17,500                 $14,000/$70,000
J.V. Lentell                   500/7,500                   $3,500/$17,500
R.L. Baldwin                  none/5,000                     none/none

   The fair market value of the Company's common stock, used to calculate the value of in-the-money options, was $65 per share as determined in the local over-the-counter market by the National Quotation Bureau, Incorporated.

   DEFINED BENEFIT PLANS
   ---------------------
   The Company has adopted a defined benefit retirement plan for all of its employees. Employees become participants in the plan on the next January first or July first following the satisfaction of the following requirements: (i) twelve consecutive months of employment in which the employee worked 1,000 or more hours, and (ii) attainment of age 21, provided that the employee was less than 60 years of age on the date of his employment. Although benefits under the plan are payable in a variety of ways, the normal form of benefit payment provides monthly payments to an employee for fifteen years. An employee's Normal Retirement Benefit (as defined in the plan) is a monthly benefit equal to 1.0% of such employee's Final Average Monthly Compensation (as defined in the plan), plus 0.5% of his Final Average Monthly Compensation in excess of his Social Security Covered Compensation (as defined in the plan), and multiplied by such employee's number of completed years of Benefit Service (as defined in the plan) not to exceed 35 years. Final Average Monthly Compensation is equal to the average of an employee's monthly cash compensation (exclusive of bonuses) during the five-year period prior to such employee's Normal or Early Retirement, or termination of employment prior to Normal Retirement Date (as defined in the plan).

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

                                    PENSION PLAN TABLE
REMUNERATION                     YEARS OF CREDITED SERVICE
------------    ----------------------------------------------------------------
                   15            20            25            30            35
 $200,000       $42,802      $ 57,070      $ 71,337      $ 85,604      $ 99,872
  250,000        54,052        72,070        90,087       108,104       126,122
  300,000        65,302        87,070       108,837       130,604       152,372
  350,000        76,552       102,070       127,587       153,104       178,622
  400,000        87,802       117,070       146,337       175,604       204,872

   The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 1996, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                       COVERED     COMPLETED YEARS OF   TOTAL YEARS OF CREDITED
                    COMPENSATION    CREDITED SERVICE       SERVICE AT NORMAL
NAME               AS OF 12/31/96    AS OF 12/31/96        RETIREMENT AGE(65)
--------------------------------------------------------------------------------
C.Q. Chandler (1)     $330,000            46.75                 41.50
C.Q. Chandler IV       262,500            21.00                 42.50
J.V. Lentell           219,167            30.83                 37.42
R.L. Baldwin           168,455             0.92                 21.40

(1) C.Q. Chandler elected in writing, as permitted under the plan, to commence receipt of his normal retirement benefit in the form of a lump sum payment. This payment was received by C.Q. Chandler in December 1992.

   COMPENSATION OF DIRECTORS
   -------------------------
   The directors of the Company receive no remuneration for serving in that capacity. However, the directors of the Company are also directors of IB, and in that capacity receive fees of $1,000 per quarter and $500 for each board meeting attended. Advisory directors receive a quarterly fee of $750. In addition, directors who are not full-time bank employees of IB receive $150 for each Discount Committee and CRA Committee meeting attended, $200 for each Audit Committee meeting attended and for attendance by the chairman at the Trust Department Examining Committee, and $100 for all other committee meetings attended.

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

   CHANGE-IN-CONTROL ARRANGEMENTS
   ------------------------------
   Under unfunded Executive Deferred Compensation Plans established in 1983, 1984, and 1986 by IB and in 1990 by the Company, in which C.Q. Chandler and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 1996, for C.Q. Chandler and C.Q. Chandler IV, would have been $1,837,280 and $3,146,055 respectively.

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

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
   -----------------------------------------------------------
   The current members of the Company's compensation committee are C. Robert Buford, Richard G. Chance, and Donald C. Slawson. None of the members of the committee have ever served as an officer or employee of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

   The following table sets forth information as of February 4, 1997 relating to the beneficial ownership of the Company's common stock and capital notes by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                             SHARES OF COMMON STOCK
                                                             BENEFICIALLY OWNED(1)
                                                      --------------------------------
                                                        OWNED AT      SHARES ISSUABLE
                                                      FEBRUARY 4,   UPON CONVERSION OF   FACE AMOUNT OF
NAME                    ADDRESS                         1997(2)      CAPITAL NOTES(3)    CAPITAL NOTES
----                    -------                       -----------   ------------------   -------------
Ronald L. Baldwin       13915 Pinnacle Dr.               1,000                0            $        0
                        Wichita, KS  67230

C. Robert Buford        Fourth Financial Center,         2,053              293            $    8,800
                        Suite 505
                        Wichita, KS  67202

Frank L. Carney         2611 Wilderness Court,           1,132              732            $   22,000
                        Wichita, KS  67226

Richard G. Chance       676 S. 119th St. W.                180                0            $        0
                        Wichita, KS  67235

Charles Q. Chandler     Box One                         64,808(4)        16,736(4)         $  502,100
                        Wichita, KS  67201

Charles Q. Chandler IV  Box One                         39,061(5)        20,766(5)         $  623,000
                        Wichita, KS  67201

Anderson W. Chandler    4718 West Hills Dr.            348,286(6)        47,946(6)         $1,438,400
                        Topeka, KS   66606

David T. Chandler       c/o First National Bank        338,377(6)        48,337(6)         $1,450,200
                        Pratt, KS  67124

George T. Chandler      c/o First National Bank        296,559(6)        28,739(6)         $  862,200
                        Pratt, KS  67124

Jamie B. Coulter        P.O. Box 12248                     350               50            $    1,500
                        Wichita, KS  67202

Robert L. Darmon        8509 Huntington                  5,880(7)         1,140(7)         $   34,200
                        Wichita, KS  67206

Charles W. Dieker       632 Birkdale Dr.                 2,866              366            $   11,000
                        Wichita, KS  67230

W.J. Easton, Jr         P.O. Box 889                     1,919              559            $   16,800
                        Wichita, KS  67201

Martin K. Eby, Jr       P.O. Box 1679                    6,332            2,332            $   70,000
                        Wichita, KS  67201

Warren B. Gillespie     8201 E. Harry                  120,000                0            $        0
                        Unit 303
                        Wichita, KS  67202

Eric T. Knorr           P.O. Box 206                    22,436(8)         1,879(8)         $   56,400
                        Wichita, KS  67201

Charles G. Koch         P.O. Box 2256                   97,938            8,566            $  257,000
                        Wichita, KS  67201

J.V. Lentell            1700 Laurel Cove                   125                0            $        0
                        Wichita, KS  67206

Paul A. Seymour, Jr     Box 8287 Munger Station        121,031(9)        20,131(9)         $  604,000
                        Wichita, KS  67208

Donald C. Slawson       104 South Broadway,              2,886(10)            0            $        0
                        Suite 200
                        Wichita, KS  67202

John T. Stewart III     Box 2                          145,226           24,106            $  723,200
                        Wellington, KS  67152

Patrick H. Thiessen     115 South Rutan-6A               6,279(11)        2,319(11)        $   69,600
                        Wichita, KS  67218

Polly G. Townsend       Five Live Oak                  120,000                0            $        0
                        Fernandina Beach, FL  32034

Directors and Executive
Officers as a Group (19 persons)                       818,061(12)      128,714(12)        $3,861,800


(1) Including and excluding shares issuable upon conversion of the Convertible Capital Notes ("capital notes"), the officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:

                          Percentage Ownership of Common Stock
                          ------------------------------------
                         Including Shares      Excluding Shares
                          Issuable Upon          Issuable Upon     Percentage
                          Conversion of          Conversion of    Ownership of
                          Capital Notes          Capital Notes    Capital Notes
                          -------------          -------------    -------------
Charles Q. Chandler III       2.92%                 2.18%             4.48%
Charles Q. Chandler IV        1.76%                 0.83%             5.55%
Anderson W. Chandler*        15.49%                13.64%            12.82%
David T. Chandler*           15.04%                13.18%            12.93%
George T. Chandler*          13.30%                12.17%             7.69%
Warren B. Gillespie           5.45%                 5.45%             0.00%
Charles G. Koch               4.43%                 4.06%             2.29%
Paul A. Seymour, Jr           5.45%                 4.58%             5.38%
John T. Stewart III           6.53%                 5.50%             6.45%
Polly G. Townsend             5.45%                 5.45%             0.00%

*Includes shares directly owned and shares controlled as co-trustees. See (6).

     The Directors and Executive Officers as a group beneficially owned 35.11% of the Company's common stock including shares issuable upon conversion of the capital notes, 31.32% of the common stock excluding shares issuable upon conversion of the capital notes, and 34.42% of the capital notes.

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

(4) Does not include 400 shares of common stock and $2,000 of capital notes, convertible into 66 shares of common stock, owned by Georgia J. Chandler
     (wife), 267,820 shares of common stock and $862,200 of capital notes, convertible into 28,739 shares of common stock, beneficially owned by George T. Chandler (uncle), and 18,295 shares of common stock and $623,000 of capital notes, convertible into 20,766 shares of common stock, beneficially owned by Charles Q. Chandler IV (son).

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

(8) Mr. Knorr's beneficial ownership is comprised of: (a) 7,511 shares of common stock and $29,200 of capital notes (973 shares) held in his name;
     (b) 1,252 shares of common stock held by him in an Individual Retirement Account; (c) 6,254 shares of common stock held in a trust with his wife, Darlene R. Knorr over which he has sole voting and investment power; (d) 5,440 shares of common stock and $27,200 of capital notes (906 shares) held jointly with his wife over which he has shared voting and investment power; and (e) 100 shares of common stock held by Eric T. Knorr, Custodian for Elizabeth T. Knorr under the Uniform Gifts To Minors Act over which he has sole voting and investment power. Does not include 200 shares of common stock, owned by Darlene R. Knorr, in which Mr. Knorr disclaims beneficial ownership.

(9) Mr. Seymour's beneficial ownership is comprised of the following: (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 26,800 shares of common stock and $39,000 of capital notes (1,300 shares) held by John Wofford Seymour and $120,000 of capital notes (4,000 shares) held in the John Wofford Seymour family trust over which he shares voting and investment power with Dorothea W. Seymour; (c) 26,160 shares of common stock and $155,800 of capital notes (5,193 shares) held by William Todd Seymour over which he shares voting and investment power with Dorothea W. Seymour; (d) 23,920 shares of common stock and $144,600 of capital notes (4,819 shares) held by INTRUST Bank, N.A., Trustee of Elizabeth Seymour Trust U/A dated June 1, 1980 over which he shares voting and investment power with Dorothea W. Seymour; (e) 23,920 shares of common stock and $144,600 of capital notes (4,819 shares) held by INTRUST Bank, N.A., Trustee of Katherine Seymour Trust U/A dated February 11, 1981 over which he shares voting and investment power with Dorothea W. Seymour.

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

   Neither the Company nor any of its subsidiaries entered into during 1996 or has proposed to enter into any other material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

   Indebtedness of Management
   --------------------------
   There are outstanding loans by certain of the Subsidiary Banks to other officer and directors of the Company or its subsidiaries or to their immediate family members or associates, but all such loans have been made in compliance with applicable regulations, in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, and the same underwriting standards as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a) The following documents are filed as a part of this Report.

    1. Financial Statements - The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report:

          Report of Independent Public Accountants

          Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

          Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

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

        3(b) Restated Articles of Incorporation of Registrant, as amended through May 14, 1996 (appears herein as exhibit)

        4(a) Trust Indenture, dated as of December 1, 1987, between First Bancorp of Kansas and Boatmen's First National Bank of Kansas City (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement No. 33-17564)

        10(a)* Description of INTRUST Bank, N.A. Executive Officers' Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(h) to Registrant's 1993 10-K, File No. 2-78658)

        10(b)* Description of INTRUST Financial Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(i) to Registrant's 1993 10-K, File No. 2-78658)

        10(c)*  Description  of INTRUST  Bank,  N.A.  Salary  Continuation  Plan
                (incorporated   herein  by   reference   to  Exhibit   10(j)  to
                Registrant's 1993 10-K, File No. 2-78658)

        10(d)* Description of INTRUST Bank, N.A. Deferred Compensation Plans for Directors (incorporated herein by reference to Exhibit 10(k) to Registrant's 1993 10-K, File No. 2-78658)

        10(e)* Description of INTRUST Financial Corporation Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10(l) to Registrant's 1993 10-K, File No. 2-78658)

        10(f)*  Registrant's  1995  Incentive  Plan   (incorporated   herein  by
                reference to Exhibit 10(i) to Registrant's 1995 10-K, File No. 2-78658)

        10(g)* Registrant's Grant of Incentive Stock Options as provided by the 1995 Incentive Plan (incorporated herein by reference to Exhibit 10(j) to Registrant's 1995 10-K, File No. 2-78658)

        10(h)* Registrant's Non-Qualified Stock Option Agreement as provided by the 1995 Incentive Plan (incorporated herein by reference to Exhibit 10(k) to Registrant's 1995 10-K, File No. 2-78658)

        11      Computation of Earnings Per Share (appears herein as exhibit)

        21      Subsidiaries of the Registrant (appears herein as exhibit)

        27      Financial Data Schedule (appears herein as exhibit)

        * Exhibit relates to management compensation

(b)     Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTRUST Financial Corporation

Date:  March  11 , 1997                     By  /s/ C. Q. Chandler
             ----                              -------------------
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


Date:  March  11 , 1997                         /s/ C. Q. Chandler
                                            ----------------------
                                            C. Q. Chandler
                                            Director, Chairman of the Board
                                               and Chief Executive Officer


Date:  March  11 , 1997                         /s/ Jay L. Smith
                                            --------------------
                                            Jay L. Smith
                                            Senior Vice President and
                                               Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)


Date:  March  11 , 1997                         /s/ Ronald L. Baldwin
                                            -------------------------
                                                    Ronald L. Baldwin
                                                    Director


Date:  March ____, 1997
                                            -------------------------
                                                    C. Robert Buford
                                                    Director


Date:  March ____, 1997
                                            -------------------------
                                                    Frank L. Carney
                                                    Director


Date:  March  11 , 1997                         /s/ Richard G. Chance
                                            -------------------------
                                                    Richard G. Chance
                                                    Director


Date:  March  11 , 1997                         /s/ C. Q. Chandler IV
                                            -------------------------
                                                    C. Q. Chandler IV
                                                    Director


Date:  March  11 , 1997                         /s/ George T. Chandler
                                            --------------------------
                                                    George T. Chandler
                                                    Director

Date:  March ____, 1997
                                            -------------------------
                                                    Jamie B. Coulter
                                                    Director


Date:  March  11 , 1997                         /s/ R. L. Darmon
                                            --------------------
                                                    R. L. Darmon
                                                    Director


Date:  March  11 , 1997                         /s/ Charles W. Dieker
                                            -------------------------
                                                    Charles W. Dieker
                                                    Director


Date:  March  11 , 1997                         /s/ W. J. Easton
                                            --------------------
                                                    W. J. Easton Jr.
                                                    Director


Date:  March  11 , 1997                         /s/ Martin K. Eby Jr.
                                            -------------------------
                                                    Martin K. Eby Jr.
                                                    Director


Date:  March  11 , 1997                         /s/ Eric T. Knorr
                                            ---------------------
                                                    Eric T. Knorr
                                                    Director


Date:  March ____, 1997
                                            -------------------------
                                                    Charles G. Koch
                                                    Director


Date:  March 11, 1997                           /s/ J. V. Lentell
                                            ---------------------
                                                    J. V. Lentell
                                                    Director


Date:  March  11 , 1997                         /s/ Paul A. Seymour, Jr.
                                            ----------------------------
                                                    Paul A. Seymour, Jr.
                                                    Director


Date:  March  11 , 1997                         /s/ Donald C. Slawson
                                            -------------------------
                                                    Donald C. Slawson
                                                    Director


Date:  March  11 , 1997                        /s/ John T. Stewart III
                                            --------------------------
                                                    John T. Stewart III
                                                    Director


Date:  March  11 , 1997                         /s/ Patrick H. Thiessen
                                            ---------------------------
                                                    Patrick H. Thiessen
                                                    Director

   SUPPLEMENTAL  INFORMATION  TO BE  FURNISHED  WITH REPORTS  FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT. Concurrently with the filing of this Form 10-K, Registrant is furnishing the Commission, for its information, four copies of INTRUST Financial Corporation's Annual Report to Shareholders and Notice of Annual Meeting of Shareholders and form of proxy with respect to the annual meeting of shareholders of Registrant to be held April 8, 1997.

                                INDEX TO EXHIBITS



EXHIBIT #                        DESCRIPTION
---------                        -----------

 3                    Restated Articles of Incorporation

 11                   Computation of Earnings Per Share

 21                   Subsidiaries of the Registrant

 27                   Financial Data Schedule