Form 10-Q
period 1997-03-31
INTRUST FINANCIAL CORP /
filed 1997-05-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

                             -------------


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the period ended March 31, 1997

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

At April 9, 1997, there were 2,201,110 shares of the registrant's common stock, par value $5 per share, outstanding.

                     Part 1. Financial Information

                     INTRUST Financial Corporation
       Consolidated Condensed Statements of Financial Condition
                              (Unaudited)
             (Dollars in thousands except per share data)

                                                       March 31,   December 31,
Assets                                                   1997          1996
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                            $  143,024    $  123,378
   Federal funds sold and securities purchased
      under agreements to resell                          31,747        61,726
--------------------------------------------------------------------------------
        Total cash and cash equivalents                  174,771       185,104
--------------------------------------------------------------------------------
Investment securities:
   Held-to maturity (market value, $278,352 for 1997
          and $293,098 for 1996)                         278,112       291,404
   Available-for-sale, at market                           1,489         1,498
   Equity, at cost                                         2,686         2,736
--------------------------------------------------------------------------------
        Total investment securities                      282,287       295,638
--------------------------------------------------------------------------------
Loans held-for-sale, net of unrealized losses of
   $24,703 in 1997 and $29,120 in 1996                    97,134       102,063
Loans, net of allowance for loan losses of
   $16,144 in 1997 and $15,536 in 1996                 1,115,054     1,038,576
Land, buildings and equipment, net                        27,980        28,501
Other assets                                              73,356        71,520
--------------------------------------------------------------------------------
      Total assets                                    $1,770,582    $1,721,402
------------------------------------------------------==========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                           $1,449,314    $1,428,395
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                   130,364       117,726
      Other                                                9,910        11,149
--------------------------------------------------------------------------------
        Total short-term borrowings                      140,274       128,875
--------------------------------------------------------------------------------
   Accounts payable and accrued liabilities               22,494        13,159
   Notes payable                                          21,660        17,660
   Convertible capital notes                              11,219        11,219
--------------------------------------------------------------------------------
          Total liabilities                            1,644,961     1,599,308
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,415,071 shares issued                  12,075        12,075
   Capital surplus                                        12,377        12,377
   Retained earnings                                     116,158       112,374
   Treasury stock, at cost (213,961 shares in
         1997 and 210,161 shares in 1996)                (15,046)      (14,799)
   Unrealized securities gains, net of tax                    57            67
--------------------------------------------------------------------------------
          Total stockholders' equity                     125,621       122,094
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $1,770,582    $1,721,402
------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

                   Consolidated Condensed Statements of Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                                                Three Months
                                                               Ended March 31,
                                                             ------------------
                                                               1997       1996
--------------------------------------------------------------------------------
Interest income:
   Loans                                                     $25,677    $25,930
   Investment securities                                       4,479      5,176
   Federal funds sold and securities purchased under
      agreements to resell, and other                            696      1,889
--------------------------------------------------------------------------------
       Total interest income                                  30,852     32,995
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   11,948     11,767
   Federal funds purchased and securities sold under
      agreement to repurchase                                  1,750      1,659
   Convertible capital notes                                     252        269
   Other borrowings                                              461        429
--------------------------------------------------------------------------------
       Total interest expense                                 14,411     14,124
--------------------------------------------------------------------------------
       Net interest income                                    16,441     18,871
Provision for loan losses                                      1,600      4,015
--------------------------------------------------------------------------------
       Net interest income after provision for loan losses    14,841     14,856
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                         2,369      2,247
   Trust department fees                                       1,632      1,396
   Credit card fees                                            3,407      2,989
   Other service charges, fees and income                      2,763      1,696
--------------------------------------------------------------------------------
       Total noninterest income                               10,171      8,328
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                              8,368      7,810
   Net occupancy and equipment expense                         2,032      2,086
   Data processing expense                                       958        856
   Supplies                                                      513        450
   Deposit insurance assessment                                  (29)        85
   Postage and dispatch                                          569        597
   Advertising and promotional activities                      1,055      1,260
   Goodwill amortization                                         404        399
   Other                                                       3,897      3,259
--------------------------------------------------------------------------------
       Total noninterest expenses                             17,767     16,802
--------------------------------------------------------------------------------
       Income before provision for income taxes                7,245      6,382
Provision for income taxes                                     2,689      2,525
--------------------------------------------------------------------------------
       Net income                                            $ 4,556    $ 3,857
-------------------------------------------------------------===================
Per share data:
   Net income - assuming no dilution                           $2.07      $1.65
-------------------------------------------------------------===================
   Net income - assuming full dilution                         $1.83      $1.48
-------------------------------------------------------------===================
Cash Dividends                                                 $0.35      $0.25
-------------------------------------------------------------===================

The accompanying notes are an integral part of these consolidated financial statements.

                         INTRUST Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                           (in thousands of dollars)
                                                           Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              1997       1996
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                $  4,556   $  3,857
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                  1,600      4,015
   Provision for depreciation and amortization                1,685      1,734
   Amortization of premium and accretion of discount on
         investment securities                                  (77)       104
   Changes in assets and liabilities:
    Loans held for sale                                       4,929      2,118
    Prepaid expenses and other assets                          (450)      (237)
    Income taxes                                              2,674      2,467
    Interest receivable                                      (1,280)      (596)
    Interest payable                                          2,542      1,948
    Other liabilities                                         3,950       (603)
    Other                                                        39         13
--------------------------------------------------------------------------------
  Net cash provided by operating activities                  20,168     14,820
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                        (20,017)   (71,385)
   Investment securities matured or called                   33,439     38,781
   Net increase in loans                                    (78,777)    (2,189)
   Purchases of land, buildings and equipment                  (508)      (531)
   Proceeds from sale of equipment                                0          4
   Proceeds from sale of other real estate
         and repossessions                                      831        915
   Other                                                       (768)       (71)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (65,800)   (34,476)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase in deposits                                  20,919      7,462
   Net increase in short-term borrowings                     11,399      7,559
   Retirement of convertible capital notes                        0        (29)
   Proceeds from notes payable                                4,000          0
   Cash dividends                                              (772)      (585)
   Purchase of treasury stock                                  (247)      (626)
--------------------------------------------------------------------------------
     Net cash provided by financing activities               35,299     13,781
--------------------------------------------------------------------------------
       Decrease in cash and cash equivalents                (10,333)    (5,875)

Cash and cash equivalents at beginning of period            185,104    214,983
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $174,771   $209,108
-----------------------------------------------------------=====================
Supplemental disclosures
   Interest paid                                            $11,869     $12,176
   Income tax paid                                              $15      $   58

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  PRINCIPLES OF CONSOLIDATION AND PRESENTATION
------------------------------------------------
The accompanying consolidated financial statements include the accounts of INTRUST Financial Corporation and subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1996 INTRUST
Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1996 Form 10-K for additional disclosure.

2.  ALLOWANCE FOR LOAN LOSSES
-----------------------------
The following is a summary of the allowance for loan losses for the three months ended March 31, 1997 and 1996 (in thousands):

                                               1997       1996
                                             -------    -------
       Balance, January 1                    $15,536    $25,892
       Additions:
             Provision for loan losses         1,600      4,015
                                             -------    -------
                                              17,136     29,907
       Deductions:
             Loans charged off                 1,351      4,830
             Less recoveries on loans
               previously charged off            359        749
                                             -------    -------
             Net loan losses                     992      4,081
                                             -------    -------
       Balance, March 31                     $16,144    $25,826
                                             =======    =======

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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $857,000 at March 31, 1997 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


3.  EARNINGS PER SHARE CALCULATIONS
-----------------------------------
Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding plus average incremental shares of stock outstanding from the assumed exercise of stock options. Net income per share, assuming full dilution, is computed based upon the additional assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996 were 2,202,188 and 2,332,267 respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended March 31, 1997 was $4,556,000 an increase of $699,000 or 18.1% over that recognized during the same period of the preceding year. As noted in previous filings, the Company entered into a letter of intent to sell the national market portion of its credit card portfolio ("the national portfolio"). The letter of intent was finalized, resulting in the execution of a sales agreement on April 9, 1997 which provides that economic ownership of the majority of the national portfolio is to be sold to a third party, with that ownership transfer effective as of January 1, 1997. Discussions continue on the possible sale of the remainder of the national portfolio. This has resulted in a reduction in the Company's interest income when compared to the first quarter of 1996, but this reduction has been more than offset by a reduced provision for loan losses.

NET INTEREST INCOME. First quarter net interest income amounts have declined $2,430,000, or 12.9% from the comparable 1996 period. The national portfolio transaction is the principal cause of this decrease. Interest on approximately $85 million in average credit card loans was not recognized by the Company during the first quarter. Rather, interest was recorded on a lesser amount at a LIBOR-based rate. The Company's 1997 total average interest-earning assets have not changed appreciably from 1996 first quarter levels.

The national portfolio transaction caused significant compression in the Company's interest spread during the first quarter. Yields on average interest-earning assets have declined 54 basis points from first quarter 1996 levels. The national portfolio transaction accounted for this change, as this transaction reduced company-wide yields by approximately 60 basis points. Mitigating this impact to some degree was an increase in the percentage of average interest-earning assets comprised of loans. Loans, even after the charge-offs and write-downs recognized in 1996, comprised 77% of average interest-earning assets during the first quarter of 1997. The comparable 1996 percentage was 68%.

Funding costs have changed little in 1997. The weighted average cost of funds for the first quarter of 1997 was 4.58%, compared to 4.59% in 1996. Non-interest bearing deposits averaged 19.8% of total deposits in the first quarter of 1997, compared to 19.7% in 1996.

The Company's loan growth in the first quarter has been somewhat higher than what it has historically experienced. Loans totaled $1,212,188,000 at March 31, 1997, an increase of $71,549,000 over the December 31, 1996 total. This represents an annualized growth rate of approximately 25%. Much of this growth has occurred in the commercial, financial and agricultural sector of the loan portfolio. Also contributing to the increase was the fact that one of the Company's securitization vehicles entered its contractual amortization period. Approximately $12.5 million in off-balance sheet loans came back on the balance sheet in the first quarter.

Loans, including loans held-for-sale, as a percentage of deposits, were 83.6% at March 31, 1997 compared to 79.9% at December 31, 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended March 31, 1997 was $1,600,000 compared to a provision of $4,015,000 for the corresponding period of the preceding year. The national portfolio transaction has significantly impacted the Company's provision for loan losses. As can be seen in the accompanying table, loans charged-off in the first quarter of 1997 have declined significantly from prior year levels. The commercial, financial and agricultural sectors of the loan portfolio continue to perform well, with a very low level of charge-offs. No significant change in charge-off activity has occurred in the installment lending area. Credit card charge-offs have been significantly reduced in 1997. The portion of the national portfolio that is to be sold contains those accounts with the highest level of charge-offs. The national portfolio sales agreement specifies that charge-offs in the national portfolio occurring after December 31, 1996 revert to the purchaser of the portfolio, thus the $3.6 million reduction in credit card loans charged-off. The Company believes that its loan loss provision for the remainder of 1997 will be less than that recorded in 1996.

Summary of Loan Loss Experience
--------------------------------------------------------------------------------
                                                               March 31,
                                                          1997          1996
--------------------------------------------------------------------------------
Amount of loans at period-end                          $1,131,198    $1,058,689
-------------------------------------------------------=========================
YTD Average loans outstanding                          $1,084,739    $1,049,532
-------------------------------------------------------=========================
Beginning balance of allowance for loan losses            $15,536       $25,892

Loans charged-off
   Commercial, Financial and Agricultural                     167            51
   Credit Card                                                727         4,375
   Installment                                                457           404
--------------------------------------------------------------------------------
Total loans charged off                                     1,351         4,830
--------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                     169           396
   Real Estate-Mortgage                                        11             5
   Credit Card                                                117           275
   Installment                                                 62            73
--------------------------------------------------------------------------------
Total recoveries                                              359           749
--------------------------------------------------------------------------------
Net loans charged off                                         992         4,081

Provision charged to expense                                1,600         4,015
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses               $16,144       $25,826
-------------------------------------------------------=========================
Net charge-offs/average loans                               0.09%         0.39%
-------------------------------------------------------=========================
Allowance for loan losses/loans at period-end               1.43%         2.44%
-------------------------------------------------------=========================

The accompanying table summarizes, by type, the Company's outstanding loans. Installment loans are principally comprised of loans secured by automobiles.

                                      March 31, 1997         December 31, 1996
--------------------------------------------------------------------------------
                                                Percent                 Percent
                                     Amount     of Total     Amount     of Total
--------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural                 $  546,089      48.3%   $  485,891      46.1%
Real Estate-Construction               25,668       2.3        27,130       2.5
Real Estate-Mortgage                  215,250      19.0       210,591      20.0
Installment, excluding
  credit card                         290,468      25.7       286,632      27.2
Credit card                            53,723       4.7        43,868       4.2
--------------------------------------------------------------------------------
  Subtotal                         $1,131,198     100.0%    1,054,112     100.0%
Allowance for loan losses             (16,144)                (15,536)
--------------------------------------------------------------------------------
                                   $1,115,054              $1,038,576
-----------------------------------=============================================

Loans  considered risk elements,  as presented in the following  table,  totaled
 .95% of total loans at March 31, 1997 compared to 1.03% at December 31, 1996. Approximately 40% of the loans considered risk elements at March31, 1997 are comprised of credit card accounts contained in the national portfolio. The allowance for loan losses at March 31, 1997 was 1.43% of total loans, compared to 1.47% at December 31, 1996. Excluding the nonaccrual and past due credit card loans that will be sold, the allowance for loan losses at the end of the first quarter would have equaled approximately 250% of those loans identified as risk elements in the following table. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.
                                             March 31,        December 31,
                                               1997               1996
--------------------------------------------------------------------------------
       Loan Categories
            Nonaccrual Loans                  $ 4,827            $ 5,208
            Past Due 90 days or more            5,925              5,695
--------------------------------------------------------------------------------
       Total                                  $10,752            $10,903
----------------------------------------------==================================
LIQUIDITY AND CAPITAL RESOURCES. Consolidated liquidity remained strong at March 31, 1997. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 8 months, and the average maturity of municipal securities was 4 years and 9 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 1997, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 1997, the Company's total capital to risk-weighted assets ratio was 8.9% and its Tier 1 capital to risk-weighted assets ratio was 7.7%. In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Noninterest income increased $1,843,000 or 22% over prior year levels. Increases were realized in all major areas of noninterest income. Service charges on deposit accounts increased $122,000 over prior year levels, as the Company experienced modest increases in the number of deposit customers, and saw some change in the level of deposit balances maintained by certain commercial customers. As noted in previous filings, the Company anticipated that trust fee revenue growth in 1997 would exceed that recognized in 1996. 1997 trust fees increased $236,000, or 16.9%, over the comparable period of the preceding year. The establishment of proprietary mutual funds and the increase in assets under management are responsible for the growth in this noninterest income line item.

Credit card fees have increased approximately $400,000 from 1996 levels as increased merchant activity has resulted in a $900,000 increase in merchant fee revenue. This increase has more than offset the declines the Company has experienced in excess servicing fee income and cardholder fees. The reduction in excess servicing fees is attributable to one of the Company's securitization programs beginning its amortization period in January. Cardholder fees have declined because of the national portfolio transaction and the competitive environment existing in the industry. Other service charges, fees and income have increased slightlymore than $1 million from 1996 levels. This increase is attributable to servicing fees and other compensation the Company received during the first quarter relative to the operational services it performed for those accounts contained in the national portfolio.

Noninterest expenses have increased $965,000, or 5.7% from the comparable first quarter prior year period. Increases in the areas of salaries and employee benefits, and increased costs associated with merchant processing activities were the principal causes of the increase.

First quarter employment expenses increased $558,000, or 7.1%, over those of the comparable period in 1996. At March 31, 1997, the company had 894 full-time equivalent employees, compared to 875 at March 31, 1996. The majority of the increase in employment costs is the result of the Company's continuing investment in the establishment of additional fee-based business in the area of employee benefit plan support services.

Occupancy and equipment expenses did not change significantly from levels recognized during the corresponding period of 1996. 1997 data processing expenses were somewhat higher than those recognized in 1996, as the Company funded a development project that was completed by its third party provider, and incurred costs as it worked to establish its personal computer banking product. Advertising and promotional activities for the first quarter of 1997 decreased from 1996 levels, but it is believed that this is an issue of timing. It is anticipated that 1997 advertising costs will increase over prior year levels. Other expenses increased $638,000 over 1996 amounts. Over $500,000 of this increase is associated with increased merchant processing costs. Net noninterest expense in 1997 was $7,596,000, compared to $8,474,000 in 1996.

NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of Statement No. 125 did not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", establishes standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that the adoption of Statement No. 128 will have little impact on reported earnings per share.

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


INTRUST Financial Corporation




Date:   May 14, 1997                       By: /s/ C.Q. Chandler IV
                                              ---------------------
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:   May 14, 1997                       By: /s/ Jay L. Smith
                                              -----------------
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
------                   -----------
    27                     Financial Data Schedule