Form 10-Q
period 1997-06-30
INTRUST FINANCIAL CORP /
filed 1997-08-07
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1997

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
                                                 (Registrant's
                                                 telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

At July 10, 1997, there were 2,201,110 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                         June 30,   December 31,
Assets                                                     1997         1996
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $   143,321   $  123,378
   Federal funds sold and securities purchased
      under agreements to resell                             9,480       61,726
--------------------------------------------------------------------------------
        Total cash and cash equivalents                    152,801      185,104
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $267,715 for 1997
       and $293,098 for 1996)                              266,790      291,404
   Available-for-sale, at market                             4,288        1,498
   Equity, at cost                                           2,780        2,736
--------------------------------------------------------------------------------
        Total investment securities                        273,858      295,638
--------------------------------------------------------------------------------
Loans held-for-sale, net of unrealized losses of
   $25,013 in 1997 and $29,120 in 1996                      62,988      102,063
Loans, net of allowance for loan losses of
   $16,715 in 1997 and $15,536 in 1996                   1,208,265    1,038,576
Land, buildings and equipment, net                          28,322       28,501
Other assets                                                73,781       71,520
--------------------------------------------------------------------------------
      Total assets                                      $1,800,015   $1,721,402
--------------------------------------------------------========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                             $1,436,232   $1,428,395
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                     164,932      117,726
      Other                                                  9,594       11,149
--------------------------------------------------------------------------------
        Total short-term borrowings                        174,526      128,875
--------------------------------------------------------------------------------
   Accounts payable and accrued liabilities                 29,077       13,159
   Notes payable                                            21,660       17,660
   Convertible capital notes                                11,219       11,219
--------------------------------------------------------------------------------
          Total liabilities                              1,672,714    1,599,308
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,415,071 shares issued                    12,075       12,075
   Capital surplus                                          12,377       12,377
   Retained earnings                                       117,428      112,374
   Treasury stock, at cost (213,961 shares in
         1997 and 210,161 shares in 1996)                  (15,046)     (14,799)
   Unrealized securities gains, net of tax                     467           67
--------------------------------------------------------------------------------
          Total stockholders' equity                       127,301      122,094
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity        $1,800,015   $1,721,402
--------------------------------------------------------========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

                   Consolidated Condensed Statements of Income
                                  (Unaudited)
                  (Dollars in thousands except per share data)

                                              Three Months        Six Months
                                             Ended June 30,     Ended June 30,
                                             --------------     --------------
                                             1997      1996     1997      1996
--------------------------------------------------------------------------------
Interest income:
   Loans                                   $28,242  $26,727   $53,919  $52,657
   Investment securities                     4,335    5,555     8,814   10,731
   Federal funds sold and securities
      purchased under agreements to
      resell, and other                        300      985       996    2,874
--------------------------------------------------------------------------------
       Total interest income                32,877   33,267    63,729   66,262
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                 12,185   11,733    24,133   23,500
   Federal funds purchased and securities
      sold under agreement to repurchase     1,868    1,489     3,618    3,148
   Convertible capital notes                   253      263       505      532
   Other borrowings                            485      431       946      860
--------------------------------------------------------------------------------
       Total interest expense               14,791   13,916    29,202   28,040
--------------------------------------------------------------------------------
       Net interest income                  18,086   19,351    34,527   38,222
Provision for write-down of loans
   held-for-sale                             4,645        0     4,645        0
Provision for loan losses                    2,420    5,765     4,020    9,780
--------------------------------------------------------------------------------
       Net interest income after
         provision for loan losses          11,021   13,586    25,862   28,442
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts       2,497    2,339     4,866    4,586
   Trust department fees                     1,779    1,383     3,411    2,779
   Credit card fees                          3,230    2,760     6,637    5,749
   Securities gains                            165        0       165        0
   Other service charges, fees and income    2,601    1,830     5,364    3,526
--------------------------------------------------------------------------------
       Total noninterest income             10,272    8,312    20,443   16,640
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits            8,798    7,728    17,166   15,538
   Net occupancy and equipment expense       2,038    2,148     4,070    4,234
   Data processing expense                     824      901     1,782    1,757
   Supplies                                    642      528     1,155      978
   Deposit insurance assessment                 61      103        32      188
   Postage and dispatch                        575      596     1,144    1,193
   Advertising and promotional activities    1,029      796     2,084    2,056
   Goodwill amortization                       403      399       807      798
   Other                                     4,085    3,467     7,982    6,726
--------------------------------------------------------------------------------
       Total noninterest expenses           18,455   16,666    36,222   33,468
--------------------------------------------------------------------------------
       Income before provision for
          income taxes                       2,838    5,232    10,083   11,614
Provision for income taxes                     797    1,888     3,486    4,413
--------------------------------------------------------------------------------
       Net income                          $ 2,041  $ 3,344   $ 6,597  $ 7,201
-------------------------------------------=====================================
Per share data:
   Net income - assuming no dilution         $0.93    $1.44     $3.00    $3.09
   Net income - assuming full dilution       $0.86    $1.29     $2.69    $2.77
Cash Dividends                               $0.35    $0.35     $0.70    $0.60

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                            (In thousands of dollars)
                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                               1997      1996
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                 $  6,597  $  7,201
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                   8,665     9,780
   Provision for depreciation and amortization                 3,378     3,492
   Amortization of premium and accretion of discount on
         investment securities                                  (172)      122
   Gain on sale of investment securities                        (165)        0
   Changes in assets and liabilities:
    Loans held for sale                                         (701)   (2,538)
    Prepaid expenses and other assets                           (938)   (6,138)
    Income taxes                                              (1,489)     (795)
    Interest receivable                                       (1,518)   (1,252)
    Interest payable                                           4,383     4,000
    Other liabilities                                         12,661      (248)
    Other                                                         14      (176)
--------------------------------------------------------------------------------
     Net cash provided by operating activities                34,735    13,448
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                         (37,795) (100,545)
   Investment securities matured or called                    58,859    65,516
   Proceeds from sale of investment securities                 1,463         0
   Net increase in loans                                    (140,116)  (71,626)
   Purchases of land, buildings and equipment                 (1,875)   (1,424)
   Proceeds from sale of equipment                                 7         4
   Proceeds from sale of other real estate
      and repossessions                                        1,594     1,928
   Other                                                        (854)     (142)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (118,717) (106,289)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                         7,837   (27,908)
   Net increase in short-term borrowings                      45,651    19,832
   Retirement of convertible capital notes                         0       (60)
   Proceeds from notes payable                                 4,000         0
   Cash dividends                                             (1,542)   (1,399)
   Purchase of treasury stock                                   (247)     (954)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities     55,699   (10,489)
--------------------------------------------------------------------------------
       Decrease in cash and cash equivalents                 (32,303) (103,330)

Cash and cash equivalents at beginning of period             185,104   214,983
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $152,801  $111,653
------------------------------------------------------------====================
Supplemental disclosures
   Interest paid                                             $24,819   $24,040
   Income tax paid                                           $ 4,975   $ 5,208

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

2.  ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the six months ended June 30, 1997 and 1996 (in thousands):

                                                        1997          1996
                                                      --------       -------
      Balance, January 1                               $15,536       $25,892
      Additions:
         Provision for loan losses                       4,020         9,780
                                                      --------       -------
                                                        19,556        35,672
      Deductions:
         Loans charged off                               3,670        10,878
         Less recoveries on loans
           previously charged off                          829         1,331
                                                      --------       -------
         Net loan losses                                 2,841         9,547
                                                      --------       -------
      Balance, June 30                                 $16,715       $26,125
                                                      ========       =======

Statement of Financial Accounting Standards ("SFAS") No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $485,000 at June 30, 1997 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


3.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding plus average incremental shares of stock outstanding from the assumed exercise of stock options. Net income per share, assuming full dilution, is computed based upon the additional assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended June 30, 1997 and 1996 were 2,201,110 and 2,324,389 respectively. The weighted average number of shares outstanding for the six months ended June 30, 1997 and 1996 were 2,201,646 and 2,328,369 respectively.

Pro forma disclosures of earnings per share, as if the fair value based method of accounting as defined in SFAS No. 123 had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Unaudited consolidated net income of INTRUST Financial Corporation for the six months ended June 30, 1997 was $6,597,000 a decline of $604,000 or 8.4% under that recognized during the same period of the preceding year. Second quarter results were impacted by the Company recording an additional adjustment in the carrying value of its national credit card portfolio. During the second quarter, it was determined that only a portion of the company's national credit card portfolio would be sold. It is expected that national credit card accounts with a net book value of $49.4 million at June 30, 1997 will be sold during the third quarter. As the segment to be sold is comprised of relatively poorer-performing accounts, it was necessary for the Company to record an additional write-down of $4,645,000. The after-tax effect of this write-down is approximately $2.8 million and is the principal reason 1997 year-to-date net income is less than that recorded in 1996.

NET INTEREST INCOME. As noted in previous filings, terms of the sale of the national credit card portfolio have significantly impacted interest income. In accordance with the terms of the pending sale, interest on approximately $77 million in credit card loans was not recognized in the second quarter. Instead, the Company recognized interest income on approximately $51.6 million at a LIBOR-based rate. However, the growth in the loan portfolio experienced by the Company has served to substantially mitigate the loss of interest income arising from the proposed sale of national credit card accounts. Loans averaged $1,268,033,000 in the second quarter of 1997, an increase of $169,284,000 over 1996 levels.

Yields on average interest-earning assets have declined 26 basis points from second quarter 1996 levels, but have improved from the first quarter. The Company continues to see a change in the composition of its balance sheet, as loan demand in its primary markets has remained strong. Funds previously invested in relatively lower-yielding investment securities and federal funds are now invested in loans. After increasing $71 million during the first quarter, loans continued to grow in the second quarter, increasing an additional $59 million to total $1,271,253,000 at June 30, 1997. This equates to an annualized growth rate in 1997 of 23%. Loans comprised 77% of average interest-earning assets during the second quarter of 1997. The comparable 1996 percentage was 71.2%.

Funding costs have changed little in 1997. The weighted average cost of funds for the second quarter of 1997 was 4.58%, compared to 4.53% in the first quarter. There has also not been a significant change in the Company's year-over-year funding costs. Non-interest bearing deposits averaged 21.2% of total deposits in the second quarter of 1997, compared to 19.8% during the first quarter of 1997 and 19.7% in the second quarter of 1996.

Loans, including loans held-for-sale, as a percentage of deposits, were 88.5% at June 30, 1997 compared to 79.9% at December 31, 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended June 30, 1997 was $2,420,000 compared to a provision of $1,600,000 in the first quarter of 1997 and $5,765,000 in the comparable period of the preceding year. As noted previously, terms of the sale of the national credit card portfolio have significantly impacted the Company's provision for loan losses. All activity on the national portfolio (including charge-offs) after December 31, 1996 flows to the prospective purchaser. As a result, and as shown in the accompanying table, the Company has experienced a significant decline in 1997 charge-off levels when compared to the same period of 1996. Total loans charged-off through the second quarter of 1997 were $7.2 million less than the 1996 charge-offs for the comparable period, with all of this decline attributable to a lesser level of credit card charge-offs. The commercial, financial and agricultural sectors of the loan portfolio continue to perform well, with a low level of charge-offs. The increase in charge-off activity in the installment lending area is relatively modest and is a function of increased outstandings in this segment of the loan portfolio. The Company believes that its loan loss provision for the remainder of 1997 will be less than that recorded in 1996.

Summary of Loan Loss Experience
--------------------------------------------------------------------------------
                                                                June 30,
                                                            1997        1996
--------------------------------------------------------------------------------
Amount of loans at period-end                            $1,224,980  $1,126,309
---------------------------------------------------------=======================
YTD Average loans outstanding                            $1,142,654  $1,073,659
---------------------------------------------------------=======================
Beginning balance of allowance for loan losses              $15,536     $25,892

Loans charged-off
   Commercial, Financial and Agricultural                       927         940
   Real Estate-Mortgage                                           4          16
   Credit Card                                                1,825       9,106
   Installment                                                  914         816
--------------------------------------------------------------------------------
Total loans charged off                                       3,670      10,878
--------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                       357         583
   Real Estate-Mortgage                                          19          18
   Credit Card                                                  315         558
   Installment                                                  138         172
--------------------------------------------------------------------------------
Total recoveries                                                829       1,331
--------------------------------------------------------------------------------
Net loans charged off                                         2,841       9,547

Provision charged to expense                                  4,020       9,780
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses                 $16,715     $26,125
---------------------------------------------------------=======================
Net charge-offs/average loans                                 0.25%       0.89%
---------------------------------------------------------=======================
Allowance for loan losses/loans at period-end                 1.36%       2.32%
---------------------------------------------------------=======================

The accompanying table summarizes, by type, the Company's outstanding loans. Installment loans are principally comprised of loans secured by automobiles.

                                           June 30, 1997      December 31, 1996
--------------------------------------------------------------------------------
                                                    Percent              Percent
                                           Amount  of Total     Amount  of Total
--------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural                    $  564,945     46.1%  $  485,891    46.1%
Real Estate-Construction                   29,157      2.4       27,130     2.5
Real Estate-Mortgage                      219,905     17.9      210,591    20.0
Installment, excluding credit card        312,063     25.5      286,632    27.2
Credit card                                98,910      8.1       43,868     4.2
--------------------------------------------------------------------------------
  Subtotal                             $1,224,980    100.0%   1,054,112   100.0%
Allowance for loan losses                 (16,715)              (15,536)
--------------------------------------------------------------------------------
                                       $1,208,265            $1,038,576
---------------------------------------=========================================

Loans  considered risk elements,  as presented in the following  table,  totaled
 .77% of total loans at June 30, 1997 compared to 1.03% at December 31, 1996. Approximately 50% of the loans considered risk elements at June 30, 1997 are comprised of credit card accounts contained in the national portfolio. The allowance for loan losses at June 30, 1997 was 1.36% of total loans, compared to 1.47% at December 31, 1996. Excluding the nonaccrual and past due credit card loans that will be sold, the allowance for loan losses at the end of the second quarter would have equaled approximately 350% of those loans identified as risk elements in the following table. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

                                                       June 30,    December 31,
                                                          1997          1996
--------------------------------------------------------------------------------
      Loan Categories
           Nonaccrual Loans                              $4,438         $ 5,208
           Past Due 90 days or more                       5,008           5,695
--------------------------------------------------------------------------------
      Total                                              $9,446         $10,903
---------------------------------------------------------=======================
LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at June 30, 1997. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 7 months, and the average maturity of municipal securities was 4 years and 2 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 1997, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 1997, the Company's total capital to risk-weighted assets ratio was 8.7% and its Tier 1 capital to risk-weighted assets ratio was 7.3%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Second quarter noninterest income increased $1,960,000 or 24% over prior year levels and was approximately equal to the amount of noninterest income recognized in the first quarter of 1997. Increases were realized in all major areas of noninterest income. Service charges on deposit accounts increased $158,000 over prior year levels and $128,000 over first quarter amounts, as the Company continues to experience modest increases in its volume of deposit customers.

As noted in previous filings, the Company anticipated that trust fee revenue growth in 1997 would exceed that recognized in 1996. Second quarter 1997 trust fees increased $396,000 over comparable 1996 amounts, after increasing $236,000 in the first quarter. The establishment of proprietary mutual funds and the increase in trust assets under management, principally in the personal trust area, are responsible for the growth in this noninterest income line item.

During the second quarter of 1997, credit card fees increased approximately $470,000 from 1996 levels, as increased merchant activity has resulted in approximately $1,000,000 in increased revenue during the quarter. For the first six months of 1997, this activity increase has resulted in approximately $2,000,000 in increased merchant fee revenue. This increase has more than offset the declines the Company has experienced in excess servicing fee income and cardholder fees. The reduction in excess servicing fees is attributable to one of the Company's securitization programs beginning its amortization period in January. Through June 30, 1997 this amortization has resulted in $25 million of credit card balances coming back on to the Company's balance sheet. Other service charges, fees and income in the second quarter have increased $771,000 over 1996 levels with the year-to-date increase totaling $1,838,000. This increase is principally attributable to servicing fees and other compensation the Company has received relative to the operational services it performed for those accounts contained in the national credit card portfolio. It is anticipated that the Company will not experience comparable increases in this line item during the second half of 1997 given the scheduled third quarter closing of the sale of the national credit card portfolio.

Total noninterest expenses in the second quarter increased 10.7% over 1996 amounts for the comparable period. For the first six months of 1997, noninterest expenses have increased 8.2% over 1996 levels. Similar to the first quarter of the year, increases in the areas of salaries and employee benefits, and increased costs associated with merchant processing activities were the principal causes of the current quarter increase.

Second quarter employment expenses increased $1,070,000, or 13.8%, over those of the comparable period in 1996. Year-to-date, employment expenses have increased 10.5%. A significant portion of the increase in employment costs, both for the second quarter and the year, relates to the Company's continuing investment in the establishment of additional fee-based business in the area of employee benefit plan support services. In addition, increases were also realized in the Company's retail banking area. Also impacting employment expenses was the decision by the Company to staff certain data processing functions that had previously been out-sourced. This resulted in increased employment costs, but was the principal reason for the decline in the Company's second quarter data processing costs. At June 30, 1997, the company had 904 full-time equivalent employees, compared to 874 at June 30, 1996.

Occupancy and equipment expenses did not change significantly from levels recognized during the corresponding period of 1996. Advertising and promotional activities in the second quarter of 1997 increased from 1996 levels, but as noted previously, this is a timing issue. Year-to-date expenditures in this area in 1997 are little changed from 1996 levels. As noted in previous filings and as also noted above, increased merchant activity in the credit card area has resulted in approximately $1 million in additional expense in 1997, and is the principal reason for the increase in other noninterest expenses. Net noninterest expense in the second quarter of 1997 was $8,183,000, compared to $7,596,000 in the first quarter of 1997 and $8,354,000 in the second quarter of 1996.


NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 128, "Earnings per Share", establishes standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that the adoption of Statement No. 128 will have little impact on reported earnings per share.

In addition to Statement No. 128, Statement of Financial Accounting Standards Nos. 129, 130 and 131 require additional disclosure information with regard to capital structure, comprehensive income and business segments. While these Statements may impose additional disclosure requirements on the Company, the Company does not anticipate that they will have a significant impact on operating results or its financial condition.

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


INTRUST Financial Corporation




Date:   August 8, 1997                       By: /s/ C.Q. Chandler IV
                                                ---------------------
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:   August 8, 1997                       By: /s/ Jay L. Smith
                                                -----------------
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
           27                     Financial Data Schedule