Form 10-Q
period 1997-09-30
INTRUST FINANCIAL CORP /
filed 1997-11-13
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1997

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the transition period from _____to _____


                                  ------------


                         Commission file number 2-78658


                          INTRUST Financial Corporation
             (Exact name of registrant as specified in its charter)


  Kansas                                               48-0937376
  ------                                               ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification Number)


  105 North Main Street                                67201
  Box One                                              -----
  Wichita, Kansas                                      (Zip Code)
  ---------------
  (Address of principal                                (316) 383-1111
  executive offices)                                   --------------
                                                       (Registrant's
                                                        telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes   No
                                  ---   ---

At October 14, 1997, there were 2,174,794 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                    September 30,   December 31,
Assets                                                   1997           1996
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                           $   139,125     $  123,378
   Federal funds sold and securities purchased
      under agreements to resell                          42,720         61,726
--------------------------------------------------------------------------------
        Total cash and cash equivalents                  181,845        185,104
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $280,715 for
      1997 and $293,098 for 1996)                        279,353        291,404
   Available-for-sale, at market                           3,974          1,498
   Equity, at cost                                         2,787          2,736
--------------------------------------------------------------------------------
        Total investment securities                      286,114        295,638
--------------------------------------------------------------------------------
Loans held-for-sale, net of unrealized losses of
   $0 in 1997 and $29,120 in 1996                         16,316        102,063
Loans, net of allowance for loan losses of
   $17,901 in 1997 and $15,536 in 1996                 1,217,155      1,038,576
Land, buildings and equipment, net                        26,124         28,501
Other assets                                              70,036         71,520
--------------------------------------------------------------------------------
      Total assets                                    $1,797,590     $1,721,402
------------------------------------------------------==========================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                           $1,436,663     $1,428,395
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                   165,451        117,726
      Other                                               10,929         11,149
--------------------------------------------------------------------------------
        Total short-term borrowings                      176,380        128,875
--------------------------------------------------------------------------------
   Accounts payable and accrued liabilities               18,122         13,159
   Notes payable                                          25,500         17,660
   Convertible capital notes                              11,219         11,219
--------------------------------------------------------------------------------
          Total liabilities                            1,667,884      1,599,308
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,415,071 shares issued                  12,075         12,075
   Capital surplus                                        12,377         12,377
   Retained earnings                                     121,807        112,374
   Treasury stock, at cost (240,277 shares in
      1997 and 210,161 shares in 1996)                   (17,047)       (14,799)
   Unrealized securities gains, net of tax                   494             67
--------------------------------------------------------------------------------
          Total stockholders' equity                     129,706        122,094
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $1,797,590     $1,721,402
------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

                   Consolidated Condensed Statements of Income
            (Unaudited - dollars in thousands except per share data)

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                            1997     1996      1997      1996
--------------------------------------------------------------------------------
Interest income:
   Loans                                   $29,054  $27,313   $82,973   $79,970
   Investment securities                     4,377    5,353    13,191    16,084
   Federal funds sold and securities
      purchased under agreements to
      resell, and other                        481      538     1,477     3,412
--------------------------------------------------------------------------------
       Total interest income                33,912   33,204    97,641    99,466
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                 12,464   11,772    36,597    35,272
   Federal funds purchased and securities
      sold under agreement to repurchase     1,983    1,646     5,601     4,794
   Convertible capital notes                   252      252       757       784
   Other borrowings                            522      422     1,468     1,282
--------------------------------------------------------------------------------
       Total interest expense               15,221   14,092    44,423    42,132
--------------------------------------------------------------------------------
       Net interest income                  18,691   19,112    53,218    57,334
   Provision for write-down of loans
      held-for-sale                              0        0     4,645         0
Provision for loan losses                    2,300    6,121     6,320    15,901
--------------------------------------------------------------------------------
       Net interest income after
         provision for loan losses          16,391   12,991    42,253    41,433
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts       2,552    2,279     7,418     6,865
   Trust department fees                     2,158    1,497     5,569     4,276
   Credit card fees                          3,353    2,716     9,990     8,680
   Securities gains                              0       37       165        37
   Other service charges, fees and income    2,478    1,773     7,842     5,084
--------------------------------------------------------------------------------
       Total noninterest income             10,541    8,302    30,984    24,942
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits            9,040    8,066    26,206    23,604
   Net occupancy and equipment expense       2,291    2,011     6,361     6,245
   Data processing expense                     850      907     2,632     2,664
   Supplies                                    577      531     1,732     1,509
   Deposit insurance assessment                 59      862        91     1,050
   Postage and dispatch                        546      548     1,690     1,741
   Advertising and promotional activities      870    1,020     2,954     3,076
   Goodwill amortization                       404      399     1,211     1,197
   Other                                     4,112    3,464    12,094    10,190
--------------------------------------------------------------------------------
       Total noninterest expenses           18,749   17,808    54,971    51,276
--------------------------------------------------------------------------------
       Income before provision for
         income taxes                        8,183    3,485    18,266    15,099
Provision for income taxes                   3,035      993     6,521     5,406
--------------------------------------------------------------------------------
       Net income                          $ 5,148  $ 2,492  $ 11,745   $ 9,693
-------------------------------------------=====================================
Per share data:
   Net income - assuming no dilution         $2.34    $1.11     $5.34     $4.20
   Net income - assuming full dilution       $2.06    $1.03     $4.75     $3.80
Cash Dividends                               $0.35    $0.35     $1.05     $0.95

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                             Nine Months Ended
                                                                September 30,
                                                               1997      1996
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                 $  11,745  $  9,693
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses and write-downs                   10,965    15,901
   Provision for depreciation and amortization                  5,057     5,046
   Amortization of premium and accretion of discount on
      investment securities                                      (311)      126
   Gain on sale of investment securities                         (165)      (37)
   Changes in assets and liabilities:
    Loans held for sale                                        (3,412)     (344)
    Prepaid expenses and other assets                           1,026    (2,547)
    Income taxes                                                1,546    (1,593)
    Interest receivable                                        (2,235)      161
    Interest payable                                            5,717     6,218
    Other liabilities                                            (444)    1,089
    Other                                                         321      (192)
--------------------------------------------------------------------------------
     Net cash provided by operating activities                 29,810    33,521
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                          (93,747) (101,005)
   Investment securities matured or called                    102,727    96,356
   Proceeds from sale of investment securities                  1,463       472
   Net increase in loans                                     (102,813)  (94,559)
   Purchases of land, buildings and equipment                  (3,272)   (2,845)
   Proceeds from sale of land, buildings and equipment          2,286        12
   Proceeds from sale of other real estate
      and repossessions                                         2,371     2,847
   Other                                                       (1,138)     (157)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities                (92,123)  (98,879)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                          8,268    (9,699)
   Net increase in short-term borrowings                       47,505     4,063
   Payment on notes payable                                      (160)   (2,650)
   Retirement of convertible capital notes                          0       (57)
   Proceeds from notes payable                                  8,000         0
   Cash dividends                                              (2,312)   (2,213)
   Purchase of treasury stock                                  (2,247)  (10,360)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities      59,054   (20,916)
--------------------------------------------------------------------------------
       Decrease in cash and cash equivalents                   (3,259)  (86,274)

Cash and cash equivalents at beginning of period              185,104   214,983
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $181,845  $128,709
-------------------------------------------------------------===================
Supplemental disclosures
   Interest paid                                              $38,706   $35,914
   Income tax paid                                            $ 4,975   $ 6,999

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

2.  ALLOWANCE FOR LOAN LOSSES

The following is a summary of the allowance for loan losses for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                         1997          1996
                                                       -------       -------
      Balance, January 1                               $15,536       $25,892
      Additions:
         Provision for loan losses                       6,320        15,901
                                                       -------       -------
                                                        21,856        41,793
      Deductions:
         Loans charged off                               5,349        16,151
         Less recoveries on loans
           previously charged off                        1,394         1,810
                                                       -------       -------
         Net loan losses                                 3,955        14,341
                                                       -------       -------
      Balance, September 30                            $17,901       $27,452
                                                       =======       =======

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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $662,000 at September 30, 1997 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


3.  EARNINGS PER SHARE CALCULATIONS

Net income per share, assuming no dilution, is computed based upon the weighted average number of shares outstanding plus average incremental shares of stock outstanding from the assumed exercise of stock options. Net income per share, assuming full dilution, is computed based upon the additional assumption that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The weighted average number of shares outstanding for the three months ended September 30, 1997 and 1996 were 2,195,389 and 2,272,359 respectively. The weighted average number of shares outstanding for the nine months ended September 30, 1997 and 1996 were 2,199,537 and 2,309,563 respectively.

Pro forma disclosures of earnings per share, as if the fair value based method of accounting as defined in SFAS No. 123 had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method followed by the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Unaudited consolidated net income of INTRUST Financial Corporation for the nine months ended September 30, 1997 was $11,745,000 an increase of $2,052,000 or 21.2% over that recognized during the same period of the preceding year. As noted in earlier filings, the Company's financial results for the first six months of 1997 were impacted by activities associated with the pending sale of the majority of the company's national credit card portfolio. This sale was concluded mid-way through the third quarter, and the Company believes its third quarter results are more indicative of what now constitutes its core business. The Company continues to experience growth in its commercial loan portfolio, and is beginning to experience an increased revenue stream arising from prior investments in fee-generating businesses.

NET INTEREST INCOME. As noted in previous filings, terms of the sale of the national credit card portfolio have significantly impacted interest income. In accordance with the terms of that sale, interest on proportionately higher-yielding credit card loans was not recognized during 1997. Instead, the Company recognized interest income at a LIBOR-based rate. This has had a negative impact on the yield on interest-earning assets, but has resulted in a substantial reduction in the provision for loan losses. As noted above, growth in the Company's commercial loan portfolio continues to be strong. Loans, including loans held-for-sale, at September 30, 1997 totaled $1,233,471, an increase of approximately $93 million over December 31, 1996 levels. This increase is understated to some degree given the sale of the national credit card loans in August, 1997.

Yields on average interest-earning assets have declined 14 basis points from third quarter 1996 levels, but have continued to improve throughout 1997. Yields on average interest-earning assets in the third quarter have increased approximately 50 basis points over first quarter levels. The Company continues to see a change in the composition of its balance sheet, as loan demand in its primary markets has remained strong. Funds previously invested in relatively lower-yielding investment securities and federal funds are now invested in loans. In addition, the consummation of the sale of the national credit card portfolio resulted in increased yields as funds were deployed out of a LIBOR-based investment into higher-yielding commercial loans. Loans comprised 80% of average interest-earning assets during the third quarter of 1997. The comparable 1996 percentage was 74.2%.

After increasing five basis points in the second quarter, funding costs increased another seven basis points in the third quarter, with the average cost of interest-bearing liabilities equaling 4.65%. The Company operates in a competitive market for funds, and does not expect this environment to change. It continues to evaluate alternative funding sources.

Loans, including loans held-for-sale, as a percentage of deposits, were 85.9% at September 30, 1997 compared to 79.9% at December 31, 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three month period ended September 30, 1997 was $2,300,000 compared to a provision of $2,420,000 in the second quarter of 1997 and $6,121,000 in the comparable third quarter period of the preceding year. As noted in previous filings, terms of the sale of the national credit card portfolio have significantly impacted the Company's provision for loan losses. All activity on the national portfolio (including charge-offs) after December 31, 1996 flows to the purchaser. As a result, and as shown in the accompanying table, the Company has experienced a significant decline in 1997 charge-off levels when compared to the same period of 1996. Total loans charged-off through the third quarter of 1997 were $10.8 million less than the 1996 charge-offs for the comparable period, with all of this decline attributable to a lesser level of credit card charge-offs. The commercial, financial and agricultural sectors of the loan portfolio continue to perform well, with a low level of charge-offs. The increase in charge-off activity in the installment lending area is relatively modest and is a function of increased outstandings in this segment of the loan portfolio. During 1997 the Company's provision for loan losses has exceeded its net charge-offs by $2,365,000. This is principally due to the growth in the total loan portfolio, and the Company anticipates that this will continue in the fourth quarter. The Company believes that its loan loss provision for the remainder of 1997 will be less than that recorded in 1996.

Summary of Loan Loss Experience
--------------------------------------------------------------------------------
                                                              September 30,
                                                            1997        1996
--------------------------------------------------------------------------------
Amount of loans at period-end                            $1,235,056  $1,141,265
---------------------------------------------------------=======================
YTD Average loans outstanding                            $1,173,578  $1,092,469
---------------------------------------------------------=======================
Beginning balance of allowance for loan losses              $15,536     $25,892

Loans charged-off
   Commercial, Financial and Agricultural                     1,139       1,127
   Real Estate-Mortgage                                          12          16
   Credit Card                                                2,835      13,827
   Installment                                                1,363       1,181
--------------------------------------------------------------------------------
Total loans charged off                                       5,349      16,151
--------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                       694         723
   Real Estate-Mortgage                                          25          24
   Credit Card                                                  466         801
   Installment                                                  209         262
--------------------------------------------------------------------------------
Total recoveries                                              1,394       1,810
--------------------------------------------------------------------------------
Net loans charged off                                         3,955      14,341

Provision charged to expense                                  6,320      15,901
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses                 $17,901     $27,452
------------------------------------------------------------====================
Net charge-offs/average loans                                  0.34%       1.31%
------------------------------------------------------------====================
Allowance for loan losses/loans at period-end                  1.45%       2.41%
------------------------------------------------------------====================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                       September 30, 1997   December 31, 1996
--------------------------------------------------------------------------------
                                                   Percent              Percent
                                         Amount   of Total    Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural                     $  574,983    46.6%  $  485,891    46.1%
Real Estate-Construction                   27,211     2.2       27,130     2.5
Real Estate-Mortgage                      225,207    18.2      210,591    20.0
Installment, excluding credit card        304,956    24.7      286,632    27.2
Credit card                               102,699     8.3       43,868     4.2
--------------------------------------------------------------------------------
  Subtotal                             $1,235,056   100.0%   1,054,112   100.0%
Allowance for loan losses                 (17,901)             (15,536)
--------------------------------------------------------------------------------
                                       $1,217,155           $1,038,576
---------------------------------------=========================================

Loans  considered risk elements,  as presented in the following  table,  totaled
 .51% of total loans at September 30, 1997, compared to .77% of total loans at June 30, 1997 and 1.03% at December 31, 1996. The decline in loans considered risk elements is attributable to the sale of the national credit card portfolio. At September 30, 1997, the Company's allowance for loan losses was equal to 282% of those loans considered risk elements. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

                                                   September 30,   December 31,
                                                       1997            1996
--------------------------------------------------------------------------------
      Loan Categories
           Nonaccrual Loans                           $4,213         $ 5,208
           Past Due 90 days or more                    2,137           5,695
--------------------------------------------------------------------------------
      Total                                           $6,350         $10,903
------------------------------------------------------==========================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at September 30, 1997. The average maturity of United States government and agency securities in the investment portfolio was 1 year and 7 months, and the average maturity of municipal securities was 4 years and 1 month.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 1997, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. The Company believes the regularly scheduled maturities of those securities presently held in its investment portfolio, along with other funding alternatives, such as the securitization of credit card receivables, its ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

The Company's capital position exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 1997, the Company's total capital to risk-weighted assets ratio was 9.15% and its Tier 1 capital to risk-weighted assets ratio was 7.9%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Third quarter noninterest income increased $2,239,000 or 27% over prior year levels. The Company has experienced modest increases in noninterest income during each quarter of 1997. Service charges on deposit accounts during the third quarter increased slightly over second quarter levels. For the nine months ended September 30, 1997 this category of fee income has increased 8% over prior year levels, as the Company continually evaluates product pricing and has realized an increase in revenue from charging non-customers for their use of the Company's ATM network.

As noted in previous filings, the Company anticipated that trust fee revenue growth in 1997 would exceed that recognized in 1996. Third quarter 1997 trust fees increased $661,000 or 44%, over comparable 1996 amounts, after increasing $236,000 in the first quarter and $396,000 in the second quarter. Growth in the Company's proprietary mutual funds and an increase in trust assets under management, principally in the personal trust area, are responsible for the growth in this noninterest income line item.

Credit card fees recognized during the third quarter increased 23.5% over comparable 1996 amounts, and have increased 15.1% for the first nine months of 1997. Increased merchant processing activity has more than offset declines arising from excess servicing fees realized by the Company from its previous securitization and sale of credit card receivables. Through the end of September, approximately $38 million in previously securitized balances have rolled back onto the balance sheet. Other service charges, fees and income in the third quarter have increased $705,000 over comparable 1996 levels. As previously noted, this increase is principally attributable to servicing fees and other compensation the Company has received relative to the operational services it performed for those accounts contained in the national credit card portfolio. It is anticipated that the Company will not experience comparable increases in this line item in future quarters now that the national credit card portfolio has been sold.

Total noninterest expenses in the third quarter increased 5.3% over 1996 amounts for the comparable period. For the first nine months of 1997, noninterest expenses have increased 7.2% over 1996 levels. Increases in salaries and employee benefits, and increased costs associated with merchant processing activities continue to be the principal causes of the increase in noninterest expense.

Third quarter employment expenses increased $974,000, or 12.1%, over those of the comparable period in 1996. Year-to-date, employment expenses have increased 11%. As noted in previous filings, the Company has made significant investments in the establishment of proprietary mutual funds and employee benefit plan support services. In addition, the Company has increased its staff to support certain technology initiatives undertaken in 1997. The Company has adopted imaging technology during 1997, developed an Internet banking product, and made enhancements to its call center. Employment costs in the Company's operations/technology area have increased in support of these activities. At September 30, 1997, the company had 899 full-time equivalent employees, compared to 882 at September 30, 1996.

Occupancy and equipment expenses recognized in the third quarter increased $280,000 from prior year levels. This increase is attributable to the Company's sale of the KSB&T facility in the third quarter. The sale of the building resulted in the recognition of a loss of approximately $300,000. Reductions in future occupancy costs are expected because of the sale of this building.

FDIC assessment charges in the third quarter were appreciably less than those recognized during the same period of the preceding year because of the passage on September 30, 1996 of the Deposit Institution Funding Act. This legislation resulted in INTRUST incurring a one-time charge in the third quarter of 1996 of approximately $750,000. There have been no similar fluctuations in the Company's deposit assessment costs in 1997.

As noted above, the principal cause of the increase in other noninterest expense is due to increased expenses involved in the higher level of credit card merchant processing activity. Other areas of noninterest expense did not change significantly from prior periods, during either the quarter or when viewed on a year-to-date basis.


NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 128, "Earnings per Share", establishes standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that the adoption of Statement No. 128 will not have a significant impact on reported earnings per share.

In addition to Statement No. 128, Statement of Financial Accounting Standards Nos. 129, 130 and 131, which are effective for fiscal years beginning after December 15, 1997, require additional disclosure information with regard to capital structure, comprehensive income and business segments. While these Statements may impose additional disclosure requirements on the Company, the Company does not anticipate that they will have a significant impact on operating results or its financial condition.

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


INTRUST Financial Corporation




Date:   November 13, 1997                       By: /s/ C.Q. Chandler IV
                                                   ---------------------
   C. Q. Chandler IV
   President
   (Principal Executive Officer)




Date:   November 13, 1997                       By: /s/ Jay L. Smith
                                                   -----------------
   Jay L. Smith
   Chief Financial Officer
   (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
           27                     Financial Data Schedule