Form 10-K405
period 1997-12-31
INTRUST FINANCIAL CORP /
filed 1998-03-27
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-K405

        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997
                                   OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to ________

        Commission File Number 2-78658

                      INTRUST FINANCIAL CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Kansas                                  48-0937376
        ------------------------------      ----------------------
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification Number)

        105 North Main Street
        Box One
        Wichita, Kansas                              67202
        ---------------------                      ----------
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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

        At February 10, 1998, there were 2,171,404 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 3, 1998, the bid price of $102.00 per share would indicate an aggregate market value of $153,902,496 for shares held by nonaffiliates.

EXHIBIT INDEX:  Part IV hereof.

                                     PART I
                                     ------
ITEM 1.  BUSINESS.
------   --------

   GENERAL
   -------
   INTRUST Financial Corporation, a Kansas corporation (the "Company"), is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The mailing address of the Company is 105 North Main, Box One, Wichita, Kansas 67202.

   DESCRIPTION OF BUSINESS
   -----------------------
   As of December 31, 1997, the Company's direct wholly-owned banking subsidiaries were INTRUST Bank, N.A. ("IB"), Wichita, Kansas, and Will Rogers Bank ("WRB"), Oklahoma City, Oklahoma (collectively, the "Subsidiary Banks"). The Subsidiary Banks operate 36 banking locations. IB is a national banking association organized under the laws of the United States. WRB a state banking association is organized under the laws of Oklahoma. The Subsidiary Banks provide a broad range of banking services to customers, including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, and safe deposit facilities. In addition, IB offers fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services to its customers.

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

   At December 31, 1997, IB's trust division managed assets with a market value of $2,010,000,000 in various fiduciary capacities.

   As of December 31, 1997 the Company had 23 full-time employees. The Subsidiaries collectively had approximately 799 full-time and 157 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

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

   The Company is predominantly a retail bank committed to serving the financial needs of customers in the local communities where the Subsidiary Banks and their branches are located. IB's primary service areas are Sedgwick County (including Wichita), Johnson County, El Dorado and Ottawa, Kansas; WRB's primary service areas are Oklahoma City, Moore and Mustang, Oklahoma. The Company believes that the primary source of competition comes from approximately seventeen other banks with locations in Sedgwick County, eleven in Johnson County, four in El Dorado, three in Ottawa, six in Oklahoma City, and five in Mustang and Moore. However, competition can also come from institutions that do not have offices located in the Subsidiary Banks' service areas. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

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

   Generally, increased competition in the banking industry has the effect of requiring banks to accept lower interest rates on loans and to pay higher interest rates on a larger percentage of deposits.

   SUPERVISION AND REGULATION
   --------------------------
   The Company and the Subsidiary Banks are subject to extensive regulation by federal and state authorities. Such regulation is generally intended to protect depositors, not stockholders.

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

   STATE BANK HOLDING COMPANY REGULATION
   -------------------------------------
   Kansas statutes prohibit any bank holding company from acquiring ownership or control of, or power to vote, any of the voting shares of any bank which holds Kansas deposits if, after such acquisition, the bank holding company and all subsidiaries would hold or control, in the aggregate, more than 15% of total Kansas deposits. Kansas deposits means deposits, savings deposits, shares or similar accounts held by financial institutions attributable to any office in Kansas where deposits are accepted as determined by the Kansas banking commissioner. Such limitation does not apply in situations where the Kansas banking commissioner, in the case of a state bank, or the Comptroller of the Currency ("OCC"), in the case of a national bank, determines that an emergency exists and the acquisition is appropriate in order to protect the public interest against the failure or probable failure of a bank. Acquisitions by bank holding companies of control of state banks in Kansas require the approval of the Kansas banking commissioner. Subject to certain limited exceptions, Kansas statutes authorize out-of-state bank holding companies to acquire voting shares of banks or bank holding companies domiciled in Kansas.

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

   CAPITAL REQUIREMENTS
   --------------------
   The Board of Governors together with the other federal banking regulatory agencies jointly promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with holding various categories of assets (the "Guidelines"). The Guidelines, which are applicable to all bank holding companies and federally supervised banking organizations, took effect on March 15, 1989, and were fully phased into the existing supervisory system as of the end of 1992. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100 percent), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for possible loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown below in comparison with the consolidated ratios of the Company and for each of the Subsidiary Banks at December 31, 1997. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. All of the Subsidiary Banks also exceeded the minimum guidelines at the individual bank level.

                                             Company       IB       WRB
                            Guidelines       Ratios      Ratios    Ratios
                            ----------       ------      ------    ------
Tier 1 Ratio                   4.0%            7.9%        9.5%     12.8%
Total Capital Ratio            8.0%            9.2%       10.7%     13.9%

   In addition to the Guidelines, the Board of Governors requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 3 percent. For all but the most highly rated bank holding companies, the leverage ratio is to be 3 percent plus an additional cushion of at least 100 to 200 basis points. The Company's consolidated leverage ratio at December 31, 1997 was 6.4%. Similar requirements also apply to the Subsidiary Banks. At December 31, 1997 the leverage ratio for IB and WRB were 7.8%, and 9.5% respectively.

   The FDIC Improvement Act requires all regulators of insured depository institutions to classify such institutions according to the following "prompt corrective action" categories: (1) well capitalized, (2) adequately capitalized,
(3) undercapitalized, (4) significantly undercapitalized or (5) critically undercapitalized. "Undercapitalized", "significantly undercapitalized" and "critically undercapitalized" institutions may be required to take or to refrain from taking certain actions, such as, among other things, requiring a recapitalization or divestiture of subsidiaries or restricting transactions with affiliates, interest rates on deposits, asset growth or distributions to parent bank holding companies, until such institution becomes adequately capitalized. "Undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions are required to submit a capital restoration plan to the appropriate federal banking agency. A company controlling an undercapitalized institution is required to guarantee a bank subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received FDIC notice that it was "undercapitalized" or the amount of the capital deficiency when the subsidiary institution first failed to comply with its capital restoration plan. As of the last classification, all of the Subsidiary Banks were categorized as "well capitalized".

   The minimum capital level for an Oklahoma state bank is based in part on the population of the community in which the bank is located. WRB exceeds the applicable minimum capital requirements for its community.

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

   DEPOSIT INSURANCE
   -----------------
   Effective January 1, 1993, the FDIC established a risk-based deposit insurance premium assessment system, with assessment rates ranging from .23% of domestic deposits (the same rate as under the previous flat-rate assessment system) for those banks deemed to pose the least risk to the insurance fund to
 .31% for those banks deemed to pose greater risk. The assessment rate applicable to a bank is subject to change with each semi-annual assessment period. Effective September 15, 1995, in view of the successful recapitalization of the Bank Insurance Fund ("BIF"), which insures deposits at U.S. banks, the FDIC lowered the assessment rate schedule for BIF-insured institutions from a range of 0.23% to 0.31% of domestic deposits to a range of 0.04% to 0.31% of domestic deposits. This reduction in the assessment rate schedule was made retroactive to
June  1,  1995   because  the  FDIC   determined   that  the  BIF  achieved  its
statutorily-required reserve ratio of 1.25% on May 31, 1995. On November 14, 1995, the FDIC again lowered the assessment rate schedule for BIF-insured institutions, effective for the semiannual assessment period beginning January 1, 1996, to a range of .00% to 0.27% of domestic deposits.

   The statutory semiannual minimum assessment of $1,000 per insured institution was eliminated as part of the Economic Growth and Regulatory Paperwork Reduction Act Of 1996 ("EGRPRA"), which was signed into law on September 30, 1996. EGRPRA provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") through a one-time special assessment on SAIF-insured deposits in order to bring it into parity with the BIF. As of January 1, 1998, BIF and SAIF premiums are assessed at between 0.00% and 0.27%, depending on the supervisory rating assigned.

   EGRPRA also requires BIF members to pay a portion of the annual interest on the Financing Corporation ("FICO") bonds issued in 1987 to begin funding the resolution of the problems of the savings and loan industry. Beginning January 1, 1997, BIF members paid a FICO premium on BIF deposits equal to 0.0129%. Beginning January 1, 2000, BIF members will share in the payment of the FICO assessment with SAIF members on a pro rata basis, with the annual assessment expected to equal approximately 0.024% until retirement of the FICO bond obligation in approximately 2017. This assessment is not expected to have a materially adverse effect on the Subsidiary Banks.

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


ITEM 2.   PROPERTIES.
------    ----------

   INTRUST FINANCIAL CORPORATION AND INTRUST BANK, N.A.
   ----------------------------------------------------
   The Company's principal offices and IB's main banking offices are located at 105 North Main Street and 100 North Main Street, Wichita, Kansas. Both offices are located in three office buildings owned by IB. These three buildings together with the adjacent six-story garage and two-story garage owned by IB, occupy approximately one city block in downtown Wichita. The sixth through tenth floors of the building at 105 North Main Street and fifth through tenth floors of the building at 100 North Main are presently leased by IB to others. The Company rents office space from IB on the third floor of the building at 100 North Main. Employees of the Non-Banking Subsidiaries occupy space within various IB office locations.

   As of December 31, 1997, IB had ten detached branch facilities in Wichita, Kansas. IB owns the facilities and the land at six offices. With respect to the four other detached offices, IB owns the facilities and leases the land on which such offices are located from unaffiliated parties.

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

   Total square footage of all facilities owned and occupied by IB, as of December 31, 1997, was approximately 251,700 square feet.


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

   All facilities owned by the Company and the Subsidiary Banks are maintained in good operating condition and are adequately insured. The Company considers its properties and those of the Subsidiary Banks to be adequate for their current and planned operations.


ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

   There are no legal proceedings pending against the Company. Certain of the subsidiaries of the Company are parties in a variety of legal proceedings, none of which is considered to be material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

   On December 9, 1997, a special meeting of common stockholders was held for the purpose of amending and restating the Company's Articles of Incorporation. The purpose of the amendment is to facilitate the issuance by INTRUST Capital Trust, a subsidiary of the Company (the "Trust"), of up to 2,300,000 preferred securities (the "Preferred Securities"), to be sold to the public and registered for trading on the American Stock Exchange. Through the issuance of the Preferred Securities, the Trust will raise proceeds in an aggregate of up to $57,000,000. The proceeds received by the Trust will be used to purchase subordinated debentures issued by the Company. The Company proposes to use the proceeds of this transaction for general corporate purposes, including the repurchase of its common stock, acquisitions, and the expansion and enhancement of the Company's products, services and markets. On January 21, 1998, the Trust completed the offering of the Preferred Securities.

   A vote of at least 66 2/3% of the shares of common stock of the Company was required to approve this proposal. There were 1,688,036 (77.6%) shares voted for the amendment, 13,328 against and 99,899 abstentions.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------    ---------------------------------------------------------------------

   The common stock of the Company is traded in the local over-the-counter market on a limited basis. Transactions in the common stock are relatively infrequent. The following table sets forth the per share high and low bid quotations for the periods indicated as reported by the National Quotation Bureau, Incorporated (NQB).
                                                       1997          1996
--------------------------------------------------------------------------------
                                                    High   Low    High   Low
--------------------------------------------------------------------------------
     1st Quarter                                    $63    $63    $61    $59
     2nd Quarter                                     70     63     61     61
     3rd Quarter                                     75     70     61     61
     4th Quarter                                     86     75     63     61

   The quotations in the above table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On February 10, 1998, there were 424 stockholders of record for the 2,171,404 shares of outstanding common stock. Approximately 73% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of thirty-two other states, with no singular concentrations. In 1997, the Company received cash dividends in the amount of $4,500,000 and $1,350,000 from two of its subsidiaries, IB and WRB, respectively. The Company declared cash dividends of $4,160,875, or $1.90 per share during 1997 and $3,541,649, or $1.55 per share during 1996. During 1997, dividend declaration dates were January 14, April 8, July 8, October 14 and December 9. During 1996, dividend declaration dates were January 9, April 9, July 9, October 8 and December 10. The payment of dividends by the Company is primarily dependent upon receipt of cash dividends from the Subsidiary Banks. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 14) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company will be the quarterly interest payments to holders of $11,219,000 in 9% Convertible Subordinated Capital Notes due 1999, payment of interest related to the Trust Preferred Securities and the quarterly interest payments and annual principal payments on the variable rate term loan and the loan from the line of credit payable to another financial institution. Additional information concerning the Capital Notes, the term loan and the line of credit loan may be found in the "Notes to Consolidated Financial Statements" (notes 9 and 10). The Company's Board of Directors will continue to review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6. SELECTED FINANCIAL DATA.
------  -----------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data

Years Ended December 31,                       1997        1996        1995        1994       1993
-----------------------------------------------------------------------------------------------------
Operations:
 Interest income                             $132,454    $132,463    $127,919    $110,383     $98,825
 Interest expense                              60,147      56,436      53,460      38,267      34,253
-----------------------------------------------------------------------------------------------------
     Net interest income                       72,307      76,027      74,459      72,116      64,572
 Provision for loan losses                      8,240      20,151      18,118       2,962       5,596
 Credit card valuation write-down               4,645      17,475           0           0           0
-----------------------------------------------------------------------------------------------------
     Net interest income after provision
        for loan losses and write-down         59,422      38,401      56,341      69,154      58,976
 Other income                                  41,129      33,768      33,620      26,888      24,224
 Other expenses                                74,627      70,438      71,195      66,189      57,420
-----------------------------------------------------------------------------------------------------
     Income before income taxes                25,924       1,731      18,766      29,853      25,780
 Provision for income taxes                     9,260          51       6,379      10,884       8,154
-----------------------------------------------------------------------------------------------------
Net income                                   $ 16,664    $  1,680    $ 12,387    $ 18,969     $17,626
-------------------------------------------==========================================================
Average shares outstanding                  2,193,268   2,285,337   2,344,762   2,371,377   2,381,859
-------------------------------------------==========================================================
Per share data assuming no dilution             $7.60       $0.74       $5.28       $8.00       $7.40
-------------------------------------------==========================================================
Per share data assuming full dilution           $6.74       $0.74       $4.77       $7.10       $6.59
-------------------------------------------==========================================================
Cash dividends per share                        $1.90       $1.55       $1.50       $2.50       $1.50
-------------------------------------------==========================================================
Balance sheet data at year-end:
 Total assets                              $1,923,822  $1,721,402  $1,666,984  $1,519,117  $1,523,868
 Total deposits                             1,552,766   1,428,395   1,367,141   1,276,076   1,283,284
 Long-term notes payable                       23,000      17,660      20,310      22,950      25,580
 Convertible capital notes                     11,219      11,219      11,854      12,000      12,000
 Stockholders' equity                         132,645     122,094     135,163     127,590     115,529
 Book value per share                              61       55.37       57.81       54.01       48.51
-----------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          ------------------------------------

   FINANCIAL OVERVIEW
   ------------------
   INTRUST Financial Corporation's 1997 net earnings increased $14,984,000 from 1996 levels. As noted in previous filings, 1996 results were significantly impacted by the Company's decision to sell the national market portion of its credit card portfolio (the "national portfolio"). Terms of the sale, which was concluded in August of 1997, provided that all economic activity associated with the national portfolio would pass to the purchaser as of January 1, 1997. Thus, interest income on this relatively higher-yielding portfolio was not recognized in 1997. As more fully discussed below, while 1997 results were affected somewhat by additional issues associated with the national portfolio, the impact on net earnings was substantially less than that experienced in 1996, resulting in 1997 provisions for losses and write-downs which were approximately $24.7 million less than those recorded in 1996. Solid growth in loan volume allowed the Company to maintain its 1997 total interest income at 1996 levels, even though the national portfolio assets were sold during the year. The national portfolio, net of a $29 million allowance, totaled $89 million in loans at the beginning of the year.

   The Company also sold an office building in 1997 that it had acquired during a merger transaction in 1993. This facility had been written down in each of the past two years to its then net realizable value. A loss was recognized at the time of sale of this facility in 1997, and another branch facility was written-down, as that facility was demolished so that it may be replaced with a new, more efficient structure in 1998.

   The pre-tax effect of the nonrecurring charges associated with the national portfolio and facility write-downs aggregated approximately $5.5 million in 1997.

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

   The Company's 1997 combined provision for losses and write-downs totaled $12,885,000, a decrease of $24,741,000 from the comparable amount recorded in 1996. The consummation of the sale of the national portfolio resulted in the sizable decline. As noted in prior year filings, the Company embarked on national marketing efforts in 1993 and 1994 to increase its level of credit card outstandings. While these efforts did result in a significantly higher level of credit card loans, it became apparent in 1995 and 1996 that the credit quality of these national accounts would result in loss levels significantly higher than the Company had historically experienced.

   In 1996, after reviewing various options, the Company made a decision to exit the national credit card market. Loans were marked-to-market and at December 31, 1996, the Company's national credit card portfolio of $118 million was carried at its market value of $89 million. During 1997, negotiations with the prospective purchaser were finalized, with the Company recording an additional write-down on its national credit card portfolio of $4,645,000. The sale of the national portfolio was consummated in August, 1997, but terms of the sale specified that all economic activity of the national portfolio after December 31, 1996, including charge-offs, was passed to the purchaser. While there remains a small dollar amount of credit card receivables that are outside the Company's regional trade territory, these accounts are either customers who belong to one of the affinity groups serviced through the Company's credit card operations or customers who were formerly located in the Company's regional trade territory and have relocated. Loss experience on these accounts has been comparable to the Company's historical averages.

   Net charge-offs in 1997 decreased significantly from prior year levels. Again, this decline is attributable to the sale of the national portfolio. During 1996, net charge-offs were $18,862,000, with net credit card charge-offs totaling $17,744,000. Comparable 1997 amounts were $5,844,000 and $3,494,000, respectively.

   The overall economies of the Company's principal markets remained sound in 1997, resulting in favorable credit quality in the other business lines of the Company's loan portfolio. The Company experienced significant growth in its commercial loan portfolio in 1997. The Company does not believe that this growth resulted from the lessening of credit standards, but rather from the continued dislocation in the Company's principal markets. Net charge-offs in the commercial, financial, agricultural and real estate areas continued to be quite low. 1997 net charge-offs were $672,000. With approximately $750 million in average loans in these business lines, the Company believes its ratio of net charge-offs/average loans in the commercial sector would compare favorably to industry averages. Net charge-offs on installment loans increased $427,000 this year, after increasing $644,000 in 1996 and $214,000 in 1995. The increased level of installment loan charge-offs was a function of both increased volumes and somewhat higher loss rates. Average non-credit card consumer loans in 1997 increased approximately $40 million in 1997 and loss rates increased seven basis points to 45 basis points. As noted in previous filings, loss rates in 1996 increased 17 basis points, from 1995's loss level of 21 basis points.

   The Company's allowance for loan losses at year-end was equal to 266% of nonaccrual, past due and restructured loans. The comparable percentages in 1996 and 1995 were 142% and 276%, respectively. The allowance for loan losses equaled 1.42%, 1.47% and 2.45%, of total loans outstanding at December 31, 1997, 1996 and 1995, respectively. While the allowance as a percentage of total loans has declined in 1997, the Company believes the overall quality of the loan portfolio has improved, as evidenced by the significant reduction in non-performing loans. Non-performing loans at December 31, 1997 declined 38.2% from 1996 levels, after increasing 16% in 1996. Total non-performing loans at December 31, 1997 were $6,738,000, with $2,049,000 of this total comprised of non-performing credit card loans. Comparable amounts in 1996 were $10,903,000 and $5,891,000, respectively. The absence of the national credit card portfolio accounts for the favorable year-over-year change. Non-performing loans as a percentage of total year-end loans in 1997, 1996 and 1995 were .53%, 1.03% and .89%, respectively.

   The largest single net charge-off during 1997 was to a commercial enterprise. No trends were noted during the year that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio. Management continues to closely monitor its consumer lending exposure. Loans in non-credit card consumer lending increased approximately $25 million during the first half of 1997. The Company elected to reduce growth rates in this lending area during the second half of the year through various pricing mechanisms. This decision, coupled with the Company's securitization of approximately $45 million in automobile loans in December, 1997, resulted in the reduction in year-end installment loan outstandings reflected in Table 6. Loans outstanding in the Company's other major consumer lending area, credit cards, showed a large year-over-year increase in outstandings as detailed in Table 6. This increase did not result from significant marketing efforts. Approximately $50 million in previously securitized credit card outstandings were fully amortized in 1997. Also, the Company decided to retain that portion of its national portfolio comprised of accounts within existing affinity groups or which had other strong relationship ties to the Company. These loans were contained in the line item loans held-for-sale at December 31, 1996. The Company's credit card marketing in 1997 was all done on a local and regional basis. The Company has no intention of pursuing any national marketing efforts. Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information.

   Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio in 1998. With a continued favorable economic climate, the Company believes its provisions for loan losses and write-downs in 1998 will be slightly less than that recorded in 1997.

   NET INTEREST INCOME
   -------------------
   As was discussed in last year's Form 10-K, the Company anticipated that changes in the composition of the loan portfolio, along with continued competitive pressures, would result in compression in the interest margin. While 1997 saw the Company once again operate in a relatively stable interest rate environment with respect to its funding costs, yields on interest-earning assets did decline, resulting in a 44 basis point compression in the net yield on interest-earning assets.

   The interest rate environment present in 1997 continued to be indicative of sustained growth coupled with low inflation. The yield curve experienced a pronounced flattening during the year, with a spread of approximately 50 basis points between three-month Treasury bill rates and the thirty-year Treasury note existing at December 31, 1997. This is very similar to the yield curve that was present at December 31, 1995. By comparison, the yield curve at December 31, 1996 had steepened to more traditional levels, with a spread of 130 basis points between the Federal Funds rate and the thirty-year Treasury note rate.

   Total interest income recorded by the Company in 1997 was $132,454,000, essentially unchanged from the comparable 1996 amount of $132,463,000. Strong growth in loan demand enabled the Company to reach this level of interest income, as this growth offset the negative impact on interest income of the sale of the relatively higher-yielding national credit card portfolio. Yields on net loans in 1997 declined 76 basis points from 1996 levels. The Company estimates that approximately 40% of this decline is attributable to the affect on yields of the sale of the national credit card portfolio. As discussed in previous filings, terms of the sale agreement provided that during the period January 1, 1997 through mid-August, 1997, the Company recognized interest income on a reduced balance at a LIBOR-based rate, rather than recognizing interest income on the entire receivable balance at contractual credit card interest rates. The remaining decrease in the yield on net loans is attributable to both competitive pressures and the overall decline in interest rates in the debt securities market during the year, which impacted loan pricing.

   Yields on total interest-earning assets declined 36 basis points for the year, as the Company offset declines in the yield on net loans by increasing the percentage of its interest-earning assets invested in loans. Overall loan demand in the Company's primary markets remained strong during the year. Average net loans, as a percentage of average total interest-earning assets were 78.8% in 1997, as compared to 72.4% in 1996 and 72.2% in 1995. Growth in the loan portfolio occurred principally in the Company's commercial sector, as commercial, financial and agricultural loans grew $137.8 million in 1997, after increasing $69.5 million in 1996. Loans, as a percentage of deposits and short-term debt averaged 77.3% in 1997, compared to 72.7% in 1996 and 72.9% in 1995. The Company's yield on investment securities changed little in 1997, declining five basis points to 6.47%. Yield on investment securities in 1996 had declined 22 basis points from prior year levels. The Company continued to maintain an investment security portfolio with a relatively short weighted average maturity. At December 31, 1997, the portfolio's weighted average maturity was one year and nine months. The comparable term in 1996 was two years.

   Dislocation in the Company's principal markets continued in 1997, with the Company again benefiting through growth in all deposit areas. Total average deposits and short-term debt increased $98.3 million in 1997, after increasing $100.5 million in 1996. Average non-interest bearing demand deposits increased $31.5 million, as the Company acquired corporate deposits in connection with its commercial loan growth. The Company continues to experience significant growth in short-term repurchase agreements. Average short-term debt grew $29.2 million in 1997, after increasing $36 million in both 1996 and 1995. The Company believes this increase is attributable to its successful marketing of its cash management products, along with its customers decreasing the term of their investable funds due to the presence of the very flat yield curve.

   The Company currently does not expect significant changes in the interest rate environment in 1998, although any number of political considerations could influence interest rates in 1998, as could events in Asia. However, as noted above, the Company anticipates that changes in the composition of the loan portfolio, combined with competitive changes in its principal marketplace are expected to result in continued pressure on the interest margin, and that those margins will decline in 1998. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

   NONINTEREST INCOME
   ------------------
   After  changing  little  in  1996,   noninterest  income  in  1997  increased
$7,361,000, or 21.8% in 1997. Increases were recorded in all areas of noninterest income.

   Service charges on deposit accounts increased 8.6% this year, exceeding $10,000,000. As discussed in previous quarterly filings, the Company continually reviews its product offerings and pricing, and benefited in 1997 from the increased volumes present during the year.

   Trust and investment management fees increased $2,105,000, or 35.8% in 1997. As indicated elsewhere the Company has made relatively significant investments in this area of business during the last two years. Those investments are now generating revenues. In 1996, trust fees were little changed from the prior year, as the Company built its infrastructure. Assets under management for which the Company has a fiduciary responsibility exceeded $2 billion at December 31, 1997, increasing 56% from December 31, 1996 levels.

   Credit card fees increased 9.7%, as fees realized from merchant processing services exceeded servicing fees lost as one of the Company's credit card securitization programs contractually amortized during the year, and terminated in December. As noted in previous filings, the Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the receivables that have been securitized and sold. Instead, servicing fee income is received by the Company. The dollar amount of average credit card receivables serviced in the securitization programs declined by approximately 25% in 1997, with the Company experiencing a proportional decline in servicing fee revenues. The Company's servicing of national merchant accounts continued to grow in 1997, with total revenues in this area increasing approximately $3.4 million. However, the Company also experienced significant increases in costs with respect to this category of revenue, and made the decision in January, 1998 to service only those merchants that had operations in the Company's principal markets. As a result of this decision, the portion of the merchant processing portfolio comprised of national accounts was sold in January, 1998, with the Company recording a pre-tax gain of approximately $1.4 million.

   Other service charges, fees and income increased 47% from 1996, or $3,186,000, to $9,965,000, as a full year of operations in some of the Company's new lines of business generated additional fee revenue, and the Company recorded $1.5 million in servicing fee revenue on the national portfolio for seven months of 1997. This servicing fee revenue will not recur in 1998, nor will the corresponding processing costs. The Company introduced its international business services in 1997, and provided employee benefit plan education and record-keeping services for a full year in 1997. These activities resulted in the recording of approximately $700,000 in additional fee revenue in 1997. Increased ATM activity, and service charges paid by non-customers for the use of the Company's ATMs resulted in an additional $250,000 in fee revenue. Finally, the securitization of consumer loans that was consummated in the fourth quarter of 1997 resulted in the Company recording $165,000 in fee revenue for the year.

   Total noninterest income in 1996 was little-changed from 1995 levels, as increases in credit card fees and other service charges and fees were approximately equal to the gain recorded on the sale of credit card loans recorded in 1995. The credit card loans sold in 1995 resulted from the Company ceasing to provide services to one of its affinity groups, and that affinity group elected to repurchase the accounts of its members. The increase in credit card fees in 1996 was attributable to the growth in the merchant portion of the credit card business, which, as noted above, continued into 1997. Other service charges, fees and income increased $846,000 in 1996 from 1995 levels, as increases were realized in a number of areas, including data processing revenue, gains on sale of residential real estate loans originated and sold, and various sundry fees related to the Company's lending activities.

   NONINTEREST EXPENSE
   -------------------
   Noninterest  expense  increased  5.9%  in  1997,  to  $74,627,000.  Increased
compensation  costs  and  increases  in  other  noninterest   expenses  exceeded
reductions realized in occupancy, postage and advertising costs.

   Salaries and employee benefits increased $4,274,000, or 13.8% in 1997. Approximately $1.7 million, or 40% of this increase is attributable to the expansion of the Company's fee-based businesses. As noted in previous filings, the Company has made significant investments in its trust and investment management services business in 1996 and 1997. This investment has resulted in a significantly higher level of assets under management and increased fee income, as described above under "Noninterest Income". During 1997, the Company elected to bring in-house certain personal computer services that had previously been out-sourced. This decision, along with devoting increased resources to develop the Company's Internet site, resulted in an increase of approximately $500,000 in compensation costs. In 1996, the Company significantly reduced its variable pay awards to employees in recognition of the Company's decreased level of profitability. With the Company's return to higher levels of profitability, variable pay awards also returned to higher levels, resulting in a $600,000 increase in salaries and employee benefits. At December 31, 1997, the Company had a total staff (on a full-time equivalent basis) of 901, compared to 890 and 877 at the end of 1996 and 1995, respectively. Salary end employee benefit costs in 1997 represented 1.98% of average total assets, as compared to 1.84% and 1.87% in 1996 and 1995, respectively.

   Salaries and employee benefits increased $1,359,000, or 4.6% in 1996, to $30,913,000. Compensation costs associated with the establishment of new fee-based businesses and a full year of operations at the Company's Ottawa location were the principal causes of the increase in salaries and employee benefits.

   Net occupancy and equipment expense declined $488,000 in 1997, after declining $1,549,000 in 1996. The Company recorded $550,000 in special charges in 1997 related to the sale of an office building and the demolition of an inefficient branch location. Impairment losses in 1996 and 1995 were $1,000,000 and $2,500,000, respectively.

   Data processing expense was essentially unchanged from 1996 levels. However, as noted above in the discussion of the change in salaries and employee benefits, the Company elected to bring certain personal computer data processing activities in-house, after previously outsourcing these activities. As a result, data processing costs were approximately $500,000 less than they otherwise would have been. The Company expended significant efforts in 1997 upgrading its network infrastructure and developing its Internet site and check-image capabilities. During 1996, the Company had a lesser level of development and was able to recognize the increased efficiencies in its core processing systems that came about from the Company's change in data processing vendors in 1994.

   Supplies costs increased 10.4% in 1997, to $2,334,000. Increased volumes and supplies required for the introduction of new products were the main reasons for the increase.

   As noted last year, the Company anticipated that its 1997 deposit insurance assessment would be less than the amount recorded in 1996. During 1996, the Company paid a one-time special assessment of approximately $750,000 to recapitalize the Savings Association Insurance Fund. Such costs were not incurred in 1997. The Company believes its assessment rate will remain stable through 1998, with total costs impacted principally by changes in deposit volumes.

   Postage and dispatch costs declined in 1997, as investments in check-image technology resulted in reduced postage costs associated with the mailing of customer statements. The sale of the national credit card portfolio also resulted in a reduction in the volume of statements mailed to the Company's credit card customers. Advertising and promotional activities were $441,000 less in 1997 than they were in 1996. The Company made greater use of targeted marketing campaigns in 1997, employing less mass marketing techniques. Also, the Company utilized more internal resources to more efficiently promote its credit card marketing efforts.

   Other noninterest expenses increased $1,648,000 or 11%. Costs associated with the Company's processing of its national credit card merchant portfolio increased approximately $2.8 million. Offsetting this increase in part were a lesser level of fraud losses sustained in the cardholder segment of the credit card business, as the national portfolio was sold, along with various reductions in a number of other line items, none of which were individually significant. Other noninterest expenses in 1996 increased $758,000 from 1995 levels, as the Company made one-time payments to three vendors to terminate the multi-year contractual relationship those vendors had with the Company.

   Included in other noninterest expenses are the Company's payments to First Data Resources, Inc. for credit card processing.

   Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

   CONCENTRATIONS OF CREDIT RISK
   -----------------------------
   Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita MSA. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. As noted elsewhere, a generally favorable economic environment was present in the region during 1997. The Company believes a similar climate will be present in 1998. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City markets through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas.

   The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. The Company's loan portfolio is comprised of customers in a number of industries, with the manufacturing, agricultural and food service industries representing important components of the portfolio. As the Company's principal market, Wichita, Kansas, has a significant manufacturing presence in the general aviation industry. The Boeing Company, Cessna Aircraft, Learjet, and Raytheon Aircraft all have significant facilities in Wichita. During 1997, manufacturing employment in Wichita increased 10%, principally as a result of the strength of the general aviation market. While the uncertain situation in many of the Asian economies could result in slower growth for this particular industry segment, it is presently not thought that the difficulties in Asia will have an immediate, significant impact on local employment levels. Food service industry borrowers comprise an important part of the Company's commercial loan portfolio. The Company believes that its risks in the food service industry are spread among a number of different borrowers who are involved in a variety of different types of food service in a number of geographic markets throughout the United States. The agricultural industry is an important part of the overall Kansas economy. As with its exposure in the food service industry, the Company's exposure in the agricultural sector is spread among a number of different borrowers who are engaged in different facets of the agricultural economy. Each loan in the commercial portfolio is analyzed independently based upon the financial risk in that particular situation.

   Consumer credit is comprised of credit card and installment loans, and represents a large concentration of overall risk in the loan portfolio. In large part, installment receivables represent loans made to acquire automobiles and are secured by the automobiles. While losses in this area of the loan portfolio have increased modestly, the Company believes its loss experience in this segment of consumer lending generally compares favorably to industry averages. The Company does not engage in sub-prime automobile lending. Credit card receivables are represented by Mastercard(R) and VISA(R) customers, and are unsecured. As has been discussed elsewhere herein, the Company has exited the national market for credit cards. The Company intends to aggressively pursue consumer lending opportunities in its trade territory, but it does not intend to embark on a national marketing campaign of its products in the future. The volume and risk in all loans is continuously evaluated and reflected in the allowance for loan losses.

   During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).

   OFF-BALANCE-SHEET RISK
   ----------------------
   Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments. However, the Company has entered into three securitization transactions during the last four years. These transactions allow the Company to free up capital for other uses and to more effectively manage its balance sheet. Previous filings have described the credit card securitizations that were concluded in December, 1994 and January, 1995. During 1997, the Company's floating rate credit card securitization was renewed, while the fixed rate transaction commenced its contractual amortization. At December 31, 1997, the fixed rate transaction, in accordance with contractual terms, was fully amortized. In December, 1997 the Company securitized and sold approximately $45 million of automobile loans. This transaction also carries a floating interest rate, and provides that the Company may, through December, 1998, securitize and sell up to $100 million in automobile receivables through this conduit. In both of the securitization transactions that are presently in place, neither the loan receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card and automobile accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolios. Instead, servicing fee income is received by the Company. The automobile paper securitization amortizes as principal payments on the securitized loans are received.

   At December 31, 1997, the aggregate amount of commitments to extend credit outstanding was $414,224,000, excluding credit card lines of $761,593,000. Comparable amounts at December 31, 1996 and 1995 were $366,264,000 and $320,116,000, respectively. At December 31, 1997, the aggregate amount of letters of credit outstanding was $39,654,000 compared to $33,756,000 at December 31, 1996 and $30,846,000 at December 31, 1995.

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

   INVESTMENT PORTFOLIO RISK
   -------------------------

   Analysis of the investment portfolio is included in Table 4, Investment Portfolio, and Table 5, Maturities and Yield Analysis. The Company has the ability, and management has the intent, to hold those investment securities classified as held-to-maturity until maturity. In recognition of the significant loan growth experienced by the Company, management elected to begin classifying purchases of U.S. Government and Agency securities as available-for-sale. While there has been no change in management's investment philosophy or intentions, liquidity issues associated with continued loan growth could result in some investment securities being sold prior to maturity, thus the Company's decision to classify prospective purchases as available for sale. The Company does not maintain a trading account or engage in trading activities. On occasion, maturities will be pre-funded. Pre-funding occurs within a short period prior to the maturity of the maturing obligations.

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

   The day-to-day liquidity needs of the Company are primarily met by the management of the federal funds position. Adjustments in the Company's net federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. The Company has contractual maturities of investment securities that are held-to-maturity, including mortgage-backed securities, in the next year of $113,022,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. The Company also has $33,346,000 in investment securities that are classified as available for sale which could provide an additional source of liquidity. Further, a significant portion of the loan portfolio is comprised of installment instruments that provide an additional source of liquidity through their normal run-off. As previously discussed in this analysis, the Company has securitized and sold certain credit card and automobile paper receivables. Proceeds from these transactions provide additional sources of liquidity.

   A major component of the asset/liability management process is the focus on the control of interest rate exposure. Emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 1997, the Company's interest rate sensitivity based on contractual maturities. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure. Loans held-for-sale, net of write-downs, are included in net loans in the table.

----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
December 31, 1997                                   1 to 90       91 to 180     181 to 365      1 to 2       Over
(Dollars in thousands)                                Days           Days          Days         Years       2 Years       Total
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Net Loans                                          $674,311      $114,468       $139,758     $125,121    $207,291     $1,260,949
  Investment Securities                                44,784        17,892         50,055      112,547      81,872        307,150
  Federal funds sold                                   89,615             0              0            0           0         89,615
----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                     $808,710      $132,360       $189,813     $237,668    $289,163     $1,657,714
------------------------------------------------------------------------------------------------------------------------==========
Interest-bearing liabilities:
  Interest-bearing deposits                          $739,838      $121,529       $ 88,176     $149,012    $ 65,158     $1,163,713
  Federal funds purchased                             183,678             0              0            0           0        183,678
  Other borrowings                                     30,507             0              0       11,219           0         41,726
----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                $954,023      $121,529       $ 88,176     $160,231    $ 65,158     $1,389,117
------------------------------------------------------------------------------------------------------------------------==========
Interest rate sensitivity                           ($145,313)     $ 10,831       $101,637     $ 77,437    $224,005
Cumulative interest rate sensitivity                ($145,313)    ($134,482)      ($32,845)    $ 44,592    $268,597
Cumulative interest rate sensitivity gap as a
percentage of total assets                             (7.55)%       (6.99)%        (1.71)%       2.32%      13.96%
Cumulative ratio of interest-sensitive assets to
interest-sensitive liabilities                         84.77 %       87.50 %        97.18 %     103.37%     119.34%

   The following information should be read in conjunction with the consolidated statement of cash flows, which appears under item 8 of this report.

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents increased $76,005,000 for the year ended December 31, 1997, as the net cash provided by operating and financing activities exceeded the cash used in investing activities. Operating activities provided $34,147,000 in cash in 1997, resulting primarily from net earnings of $16,664,000 and noncash provisions for losses and depreciation of $19,479,000. Cash outflows from investing activities totaled $143,720,000. These outflows were the result of $132,822,000 in loan growth during the year and a net increase in the Company's investment portfolio of $11,911,000. Financing activities provided appreciably more cash in 1997 than they had in 1996 or 1995. Company deposits increased $124,371,000 and short-term-borrowings (principally repurchase agreements) increased $62,310,000.

   For the year ended December 31, 1996, cash and cash equivalents declined $29,879,000 as the net cash used in investing activities exceeded the net cash provided by operating and financing activities. The $32,391,000 of net cash provided by operating activities resulted from $47,064,000 in earnings, adjusted for noncash charges and credits, offset in part by adjustment of $37,000 for gain on sale of loans and changes in non-investment assets and non-financing liabilities of $14,636,000. Cash outflows from investing activities resulted primarily from net investments in loans of $138,831,000 and purchases of investment securities of $101,770,000 net of $125,909,000 in securities matured or called. Cash was provided by financing activities mainly because of increases in deposits of $61,254,000. Increases in short-term borrowings of $11,062,000 substantially offset repurchases of treasury stock totaling $11,643,000.

   The Company's ability to pay dividends on its common stock and interest on its capital notes is dependent upon funds provided by dividends from the Subsidiary Banks and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimal capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded these requirements at December 31, 1997. In January, 1998, the Company concluded a $57,500,000 public offering of trust preferred stock. Terms of the issuance provide that payment of dividends to common stockholders will be prohibited unless the Company has funded the payment of the distributions due the trust preferred securities holders. The payment of dividends by the Subsidiary Banks is restricted only by regulation. At December 31, 1997, approximately $4,494,000 was available from the Subsidiary Banks' retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Banks combined with cash balances maintained by the parent company at December 31, 1997 provide the parent company with sufficient liquidity to meet its needs.

   CAPITAL ADEQUACY
   ----------------
   Capital strength is important to the success of INTRUST Financial Corporation. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. At December 31, 1997, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At December 31, 1997, the Company's total capital to risk-weighted assets was 9.2% and its Tier 1 capital to risk-weighted assets ratio was 7.9%. These ratios were 8.9% and 7.8%, respectively in 1996.

   As noted in the previous section, the Company concluded an offering of trust preferred securities in January, 1998. These preferred securities are considered capital for regulatory purposes. Pro forma capital ratios, as if the trust preferred offering had been concluded at December 31, 1997 are as follows: total capital to risk-weighted assets of 13% and Tier 1 capital to risk-weighted assets of 8.8%.

   While the Company does not have a formal stock buyback program, it will consider repurchasing stock if and when it becomes available.

   Capital ratios of the Subsidiary Banks are as follows:

                                             INTRUST         Will Rogers
                                            Bank, N.A.          Bank
                                            ----------       -----------
Leverage Ratio                                7.8%               9.5%
Core Capital/Risk Weighted Assets             9.5%              12.8%
Total Capital/Risk Weighted Assets           10.7%              13.9%

   Dividends declared in 1997 were $4,161,000 ($1.90 per share). Dividends of $3,541,000 ($1.55 per share) and $3,518,000 ($1.50 per share) were declared in
1996 and 1995, respectively.

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

   The estimated fair value (as computed) of its financial assets exceeded the book value of those assets by approximately $13.8 million. The estimated book value of financial assets exceeded its fair value by $12 million in 1996. The year-over-year change is due to the increase in credit card outstandings in 1997, which occurred because of the amortization of one of the Company's credit card securitization programs during the year. This resulted in the recording of these credit card receivables on the Company's balance sheet, and since these receivables carry a relatively higher interest rate, their estimated fair value is higher than their carrying value.

   The estimated fair value of financial liabilities at December 31, 1997 exceeded their book value by $25.1 million. This difference was $18.7 million in 1996. During 1997, the market value of the Company's common stock increased approximately 37%. Since the estimated fair value of the Company's convertible capital notes is based on the conversion feature of these notes, this increase in the market value of the Company's common stock resulted in a proportionate increase in the estimated fair value of the convertible capital notes.

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

   YEAR 2000 ISSUES
   ----------------
   The Company, along with other financial institutions, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency amounts. During 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue.

   The Company outsources its principal data processing activities to third party vendors, and all significant software application systems are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. The Company's "Year 2000" action plan includes obtaining positive confirmation from these vendors that their systems are "Year 2000" compliant, and to test that compliance beginning in 1998. Other data processing applications are principally PC-based, and while the Company believes its personnel will devote time to testing the "Year 2000" compliance of these systems, it does not expect significant operational issues associated with these applications. The Company expects that efforts on the part of current employees will be required to continue to monitor "Year 2000" activities, but does not anticipate a significant increase in staff to address "Year 2000" issues. The Company does not expect the costs of addressing "Year 2000" issues in a timely manner will have a material impact on the Company's financial position or on its results of operations. The Company believes that the efforts expended on "Year 2000" issues by its principal vendors may result in a delay in implementation of certain core system enhancements which could have provided increased efficiencies for the Company, but the Company does not expect that these delays will have a material impact on the Company's financial position or its results of operations.

   Additionally, the failure of a commercial bank customer to prepare for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, thereby impacting that customer's ability to repay loans in accordance with their terms. Included in the Company's Year 2000 project plan are steps to develop processes to be employed in dealing with these type issues with lending customers. However, until sufficient information is accumulated to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the Year 2000 issue, the Company will be unable to quantify the potential for losses from loans to its commercial customers.


   NEW ACCOUNTING STANDARDS
   ------------------------
   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of Statement No. 130 will have a material impact on its financial statements.

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not anticipate that adoption of Statement No. 131 will have a material impact on its financial statements.

   Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises employers' disclosures about pension and other postretirement benefit plans effective for fiscal years beginning after December 15, 1997. It does not change the measurement or recognition of those plans. The Company does not anticipate that adoption of Statement No. 132 will have a material impact on its financial statements.

CONSOLIDATED STATISTICAL INFORMATION

The following tables, charts and comments present selected financial information relating to INTRUST Financial Corporation in compliance with the statistical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations

AVERAGE BALANCE SHEET                                                                                            (Table 1)
--------------------------------------------------------------------------------------------------------------------------
The daily average  amounts by condensed  categories  for the past three years is presented below (Dollars in thousands):
Year Ended December 31                                  1997                       1996                      1995
--------------------------------------------------------------------------------------------------------------------------
                                                Average       Percent      Average      Percent      Average      Percent
                                                Balance       of Total     Balance      of Total     Balance      of Total
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Due from Banks                       $  112,923          6.3%   $   89,060         5.3%   $   80,204         5.1%
Taxable Investment Securities                    266,962         15.0       308,299        18.4       249,407        15.8
Nontaxable Investment
  Securities                                      20,640          1.2        27,333         1.6        45,152         2.9
Federal Funds Sold                                43,961          2.5        78,083         4.7        95,718         6.1
Loans (net of allowance for loan losses)       1,229,924         69.4     1,084,774        64.6     1,014,339        64.3
Building and Equipment                            27,821          1.6        28,415         1.7        31,390         2.0
Other                                             70,870          4.0        62,242         3.7        60,395         3.8
--------------------------------------------------------------------------------------------------------------------------
Total                                         $1,773,101        100.0%   $1,678,206       100.0%   $1,576,605       100.0%
----------------------------------------------============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits                               $  302,901         17.1%   $  271,355        16.2%   $  258,844        16.4%
Savings and Interest-Bearing
  Demand Deposits                                567,264         32.0       542,422        32.3       497,746        31.6
Time Deposits                                    555,129         31.3       542,414        32.3       535,061        33.9
Short-Term Debt                                  164,858          9.3       135,669         8.1        99,695         6.3
Long-Term Debt                                    33,627          1.9        30,840         1.8        33,822         2.2
Other Liabilities                                 20,993          1.2        18,846         1.1        18,866         1.2
Stockholders' Equity                             128,329          7.2       136,660         8.2       132,571         8.4
--------------------------------------------------------------------------------------------------------------------------
Total                                         $1,773,101        100.0%   $1,678,206       100.0%   $1,576,605       100.0%
----------------------------------------------============================================================================

NET INTEREST-EARNINGS ANALYSIS                                                                                       (Table 2)
------------------------------------------------------------------------------------------------------------------------------
The following table presents an analysis of the average yields on earning assets, average rates paid on interest bearing liabilities,  and the net  interest  differential  for each of the past  three  years.  Loans on  nonaccrual  basis  and overdrafts are included in the average loan amounts.

The Net Yield on Interest-Earning Assets is net interest income divided by average interest-earning assets.
Year Ended December 31                        1997                            1996                            1995
------------------------------------------------------------------------------------------------------------------------------
                                  Average     Total     Yield     Average     Total     Yield     Average     Total     Yield
(Dollars in thousands)            Balance    Income    or Rate    Balance    Income    or Rate    Balance    Income    or Rate
------------------------------------------------------------------------------------------------------------------------------
Taxable Investment Securities   $  266,962  $ 16,398     6.14%  $  308,299  $ 19,061     6.18%  $  249,407  $ 14,892     5.97%
Nontaxable Invest-
  ment Securities*                  20,640     1,396    10.77       27,333     1,907    10.38       45,152     3,329    10.98
------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities*       287,602    17,794     6.47      335,632    20,968     6.52      294,559    18,221     6.74

Federal Funds Sold                  43,961     2,424     5.51       78,083     4,183     5.36       95,718     5,581     5.83

Net Loans                        1,229,924   112,236     9.13    1,084,774   107,312     9.89    1,014,339   104,117    10.26
------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets*                       $1,561,487  $132,454     8.54%  $1,498,489  $132,463     8.90%  $1,404,616  $127,919     9.22%
--------------------------------==============================================================================================

* Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                        1997                            1996                            1995
------------------------------------------------------------------------------------------------------------------------------
                                  Average     Total     Yield     Average     Total     Yield     Average     Total     Yield
(Dollars in thousands)            Balance    Expense   or Rate    Balance    Expense   or Rate    Balance    Expense   or Rate
------------------------------------------------------------------------------------------------------------------------------
Savings and Interest-
   Bearing Demand Deposits      $  567,264   $17,002     3.00%  $  542,422   $15,292     2.82%  $  497,746   $14,347     2.88%
Time Deposits                      555,129    32,282     5.82      542,414    32,042     5.91      535,061    30,843     5.76
------------------------------------------------------------------------------------------------------------------------------
Total Deposits                   1,122,393    49,284     4.39    1,084,836    47,334     4.36    1,032,807    45,190     4.38

Short-Term Debt                    164,858     8,278     5.02      135,669     6,739     4.97       99,695     5,504     5.52
Long-Term Debt                      33,627     2,585     7.69       30,840     2,363     7.66       33,822     2,766     8.18
------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
   Liabilities                  $1,320,878   $60,147     4.55%  $1,251,345   $56,436     4.51%  $1,166,324   $53,460     4.58%
--------------------------------==============================================================================================
Net Differential                $  240,609   $72,307            $  247,144   $76,027            $  238,292   $74,459
--------------------------------====================------------====================------------====================----------
Net Yield on Interest-
   Earning Assets                                        4.63%                           5.07%                           5.30%
---------------------------------------------------------=====---------------------------=====---------------------------=====

CHANGE IN INTEREST INCOME AND INTEREST EXPENSE                                                                 (Table 3)
------------------------------------------------------------------------------------------------------------------------
Further  insight into  year-to-year  changes in net  interest  income may be gained by  segregating  the rate and volume components  of the  increases  in interest  income and  expense  associated  with  earning  assets and  interest-bearing liabilities.

The following table presents this rate/volume  analysis  comparing  changes in net interest income from 1997 to 1996 and from 1996 to 1995.

Net  interest  income  decreased  in 1997 as a result of negative  rate  variances. The  increase in 1997 due to volume changes is primarily  because of an increase in net loans.  Decreases  in yields on earning  assets,  especially  loans, coupled with  increases in rates paid on  interest-bearing  liabilities  produced the negative  rate  variance.  Average interest-earning  assets grew to a greater extent than interest-  bearing  liabilities,  resulting in an increase in net interest income due to volume changes.
                                                  1997 vs. 1996                         1996 vs. 1995
----------------------------------------------------------------------------------------------------------------
                                                    Due to Changes in                      Due to Changes in
                                                    ---------------------                  ---------------------
                                        Increase                               Increase
(Dollars in thousands)                 (Decrease)     Volume       Rates      (Decrease)      Volume       Rates
----------------------------------------------------------------------------------------------------------------
Taxable Investment Securities            $(2,663)    $(2,540)    $  (123)        $ 4,169     $ 3,625     $   544

Nontaxable Investment
  Securities                                (511)       (454)        (57)         (1,422)     (1,252)       (170)
----------------------------------------------------------------------------------------------------------------
Total Investment Securities               (3,174)     (2,994)       (180)          2,747       2,373         374

Federal Funds Sold                        (1,759)     (1.878)        119          (1,398)       (970)       (428)

Net Loans                                  4,924      13,654      (8,730)          3,195       7,057      (3,862)
----------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                 (9)      8,782      (8,791)          4,544       8,460      (3,916)
----------------------------------------------------------------------------------------------------------------
Savings and Interest-Bearing
   Demand Deposits                         1,710         719         991             945       1,265        (320)

Time Deposits                                240         744        (504)          1,199         428         771
----------------------------------------------------------------------------------------------------------------
Total Deposits                             1,950       1,463         487           2,144       1,693         451

Short-Term Debt                            1,539       1,465          74           1,235       1,830        (595)

Long-Term Debt                               222         214           8            (403)       (235)       (168)
-----------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities         3,711       3,142         569           2,976       3,288        (312)
-----------------------------------------------------------------------------------------------------------------
Net Interest Income                      $(3,720)    $ 5,640     $(9,360)        $ 1,568     $ 5,172     $(3,604)
-----------------------------------------========================================================================

INVESTMENT PORTFOLIO                                                   (Table 4)
--------------------------------------------------------------------------------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):

                                             1997          1996          1995
--------------------------------------------------------------------------------
U.S. Treasury Securities                  $ 85,969      $129,701      $151,268
U.S. Agency Securities                     200,779       139,892       132,723
State, County and Municipal Securities      17,519        23,259        33,043
Other Securities                             2,883         2,786         3,212
--------------------------------------------------------------------------------
Total                                     $307,150      $295,638      $320,246
------------------------------------------======================================
Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.


MATURITIES AND YIELD ANALYSIS                                                                                            (Table 5)
----------------------------------------------------------------------------------------------------------------------------------
The distribution of maturities and weighted average yields of investment securities at December 31, 1997 is as follows
(Dollars in thousands):

                                  Total            Within 1 Year      1-5 Years         5-10 Years      After 10 Years
----------------------------------------------------------------------------------------------------------------------   Average
                               Amount   Yield     Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield   Maturity
---------------------------------------------------------------------------------------------------------------------------------
U.S.Treasury Securities       $ 85,969    5.7%   $ 55,160    5.6%  $ 30,809    6.0%   $     0    0.0%    $    0    0.0% 10.2 mos.

                                                                                                                         1 year,
U.S. Agencies                  200,778    6.0      54,640    5.4    134,367    6.1     11,771    7.1          0    0.0  10.1 mos.

State, County and                                                                                                       4 years,
   Municipal Securities*        17,520    9.8       3,137   10.9      9,362    9.7      3,867    9.3      1,154    8.8  1.4 mos.

                                                                                                                        9 years,
Other Securities                 2,883    4.8          85    4.6         34    0.0          0    0.0      2,764    4.8  7.3 mos.
                                                                                                                         1 year,
Total                         $307,150    6.1%   $113,022    5.7%  $174,572    6.3%   $15,638    7.7%    $3,918    6.0% 9.4 mos.

*Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.


LOAN PORTFOLIO                                                                                                           (Table 6)
----------------------------------------------------------------------------------------------------------------------------------
A breakdown of outstanding loans, by type, at year-end for the past five years is as follows (Dollars in thousands):

                                    1997                  1996                 1995                 1994               1993
----------------------------------------------------------------------------------------------------------------------------------
                                       Percent               Percent              Percent              Percent            Percent
                               Amount  of Total      Amount  of Total     Amount  of Total     Amount  of Total   Amount  of Total
----------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural         $  623,707    49.4%   $  485,891    46.1%  $  416,428    39.5%  $  377,553    35.7%  $389,513    40.0%
Real Estate-Construction        29,179     2.3        27,130     2.5       25,491     2.4       21,415     2.0     17,725     1.8
Real Estate-Mortgage           230,133    18.2       210,591    20.0      181,894    17.2      184,513    17.4    199,026    20.5
Installment, excluding
credit card                    259,074    20.5       286,632    27.2      258,713    24.5      261,706    24.8    200,937    20.6
Credit card                    120,366     9.6        43,868     4.2      173,270    16.4      212,051    20.1    166,021    17.1
----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                  1,262,459   100.0%    1,054,112   100.0%   1,055,796   100.0%   1,057,238   100.0%   973,222   100.0%
Allowance for loan losses      (17,932)              (15,536)             (25,892)             (19,886)           (21,793)
----------------------------------------------------------------------------------------------------------------------------------
   Net Loans                $1,244,527            $1,038,576           $1,029,904           $1,037,352           $951,429
----------------------------======================================================================================================

MATURITIES AND SENSITIVITY TO INTEREST RATE CHANGES                                                      (Table 7)
------------------------------------------------------------------------------------------------------------------
The  maturity  distribution  of loans  outstanding  at December 31, 1997  (excluding  Real  Estate-  Mortgage, and
Installment) by type and sensitivity to interest rate changes is as follows (Dollars in thousands):
                                           Due                                        Loans Due After One Year
----------------------------------------------------------------     ---------------------------------------------
                             One Year   After 1 Year      After                               Within        After
                             or Less    thru 5 Years     5 Years                             5 Years       5 Years
----------------------------------------------------------------     ---------------------------------------------
Commercial, Financial                                                Fixed Rates            $ 52,139       $ 2,878
   and Agricultural          $424,587      $174,741      $24,379
Real Estate-                                                         Floating or
   Construction                15,457         6,750        6,972        Adjustable Rate      129,352        28,473
----------------------------------------------------------------     ---------------------------------------------
Total                        $440,044      $181,491      $31,351     Total                  $181,491       $31,351
-----------------------------===================================     -----------------------======================

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

                                     1997      1996     1995     1994     1993
--------------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans               $4,618   $ 5,208   $3,988   $2,843   $2,756
     Past Due Loans                  2,120     5,695    5,383    3,074    2,053
     Restructured Loans                  0         0        0      336      370
--------------------------------------------------------------------------------
Total                               $6,738   $10,903   $9,371   $6,253   $5,179
------------------------------------============================================
Gross interest income that would have been recorded in 1997 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $520,000. The amount of interest on those loans that was actually included in income for the period was $7,568.

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

Management has identified additional problem loans in the portfolio which are not stated in Table 8. These loans are reviewed on a continuous basis. They comprise less than 0.4 percent of the loan portfolio. The Company has developed a credit risk rating system in which a high percentage of loans in each bank are evaluated by credit review staff.

SUMMARY OF LOAN LOSS EXPERIENCE                                                                                          (Table 9)
----------------------------------------------------------------------------------------------------------------------------------

The table below presents, in summary form, for the past five years the year-end and average loans outstanding; the changes in the allowance for loan losses,  with loans charged off and recoveries on loans previously charged off by loan category;  the ratio of net charge-offs to average loans; and the ratio of the allowance for losses to year-end loans outstanding (Dollars in thousands):

                                                          1997            1996            1995             1994             1993
----------------------------------------------------------------------------------------------------------------------------------
Amount of loans at year-end                           $1,262,459      $1,054,112      $1,055,796       $1,057,238        $973,222
------------------------------------------------------============================================================================
Average loans outstanding                             $1,246,145      $1,110,485      $1,037,067       $1,013,831        $834,412
------------------------------------------------------============================================================================
Beginning balance of allowance for loan losses           $15,536         $25,892         $19,886          $21,793         $16,099

Allowance of banks acquired                                    0               0             172              164           3,579

Loans charged-off:
   Commercial, Financial and Agricultural                  1,613           1,414           2,672              845             211
   Real Estate-Construction                                    0              46               0                0              50
   Real Estate-Mortgage                                       61              15              85              248              56
   Installment                                             1,972           1,584             999              662             680
   Credit Cards                                            4,136          18,770          12,089            5,779           4,682
----------------------------------------------------------------------------------------------------------------------------------
Total loans charged off                                    7,782          21,829          15,845            7,534           5,679
----------------------------------------------------------------------------------------------------------------------------------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural                    973           1,579           1,926            1,261           1,031
   Real Estate-Construction                                    0               0               0                0               0
   Real Estate-Mortgage                                       29              29              40              134             175
   Installment                                               294             333             392              269             251
   Credit Cards                                              642           1,026           1,203              837             741
----------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                           1,938           2,967           3,561            2,501           2,198
----------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                      5,844          18,862          12,284            5,033           3,481

Provision charged to expense                               8,240          20,151          18,118            2,962           5,596
Transfer to write down loans held for sale                     0          11,645               0                0               0
----------------------------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses              $17,932         $15,536         $25,892          $19,886         $21,793
------------------------------------------------------============================================================================
Net charge-offs/average loans                               0.47%           1.70%           1.18%            0.50%           0.42%
------------------------------------------------------============================================================================
Allowance for loan losses/loans at year-end                 1.42%           1.47%           2.45%            1.88%           2.24%
------------------------------------------------------============================================================================

A breakdown of the allowance for loan losses, at the end of the past five years, is presented below (Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:                   1997            1996            1995             1994            1993
---------------------------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural               $  7,590        $  5,181        $  7,613         $  6,694        $  8,638
   Real Estate-Construction                                  179             341             221              339             271
   Real Estate-Mortgage                                    2,380           1,992           2,621            4,104           4,680
   Installment                                             2,469           1,978             868            1,414           1,624
   Credit Cards                                            5,314           6,044          14,569            7,335           6,580
---------------------------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses              $17,932         $15,536         $25,892          $19,886         $21,793
---------------------------------------------------------========================================================================

Percent of loans in each category to total loans            1997            1996            1995             1994            1993
----------------------------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural                   49.4%           46.1%           39.5%            35.7%           40.0%
   Real Estate-Construction                                  2.3             2.5             2.4              2.0             1.8
   Real Estate-Mortgage                                     18.2            20.0            17.2             17.4            20.5
   Installment                                              20.5            27.2            24.5             24.8            20.6
   Credit Cards                                              9.6             4.2            16.4             20.1            17.1
----------------------------------------------------------------------------------------------------------------------------------
Total                                                      100.0%          100.0%          100.0%           100.0%          100.0%
-----------------------------------------------------------=======================================================================

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $17,932,000 adequate to cover losses inherent in loans outstanding at December 31, 1997. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators and the Company's independent certified public accountants.

DEPOSITS                                                                                           (Table 10)
-------------------------------------------------------------------------------------------------------------
A  breakdown  of  average  deposits  by type for the past  three  years is as  follows  (  Dollars  in thousands):

Year Ended December 31                     1997                      1996                      1995
-------------------------------------------------------------------------------------------------------------
                                   Average      Average      Average      Average      Average      Average
                                   Balance     Rate Paid     Balance     Rate Paid     Balance     Rate Paid
-------------------------------------------------------------------------------------------------------------
Demand Deposits                  $  302,901        -       $  271,355        -       $  258,844        -
Interest-Bearing Demand             498,464        3.14%      467,747        2.93%      421,296        2.98%
Savings Deposits                     68,800        2.08        74,676        2.10        76,450        2.33
Time Deposits                       555,129        5.82       542,414        5.91       535,061        5.76
-------------------------------------------------------------------------------------------------------------
     Total                       $1,425,294                $1,356,192                $1,291,651
---------------------------------==========----------------==========----------------==========--------------


TIME DEPOSITS                                                        (Table 11)
--------------------------------------------------------------------------------
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

 At December 31                                                         1997
--------------------------------------------------------------------------------
 Time deposits in amounts of $100,000
 or more maturing in:
      3 months or less                                                $ 49,907
      Over 3 months through 6 months                                    24,613
      Over 6 months through 12 months                                   31,554
      Over 12 months                                                    33,655
--------------------------------------------------------------------------------
 Total                                                                $139,729
----------------------------------------------------------------------==========


RETURN ON EQUITY AND ASSETS                                          (Table 12)
--------------------------------------------------------------------------------
The following table presents a three year history of certain operating ratios:

 Year Ended December 31                             1997       1996       1995
--------------------------------------------------------------------------------
 Return on Average Assets                           0.94       0.10       0.79
 Return on Average Equity                          12.99       1.23       9.34
 Dividend Payout Ratio                             24.97     210.81      28.40
 Average Equity to Average Assets Ratio             7.24       8.14       8.41



SHORT-TERM BORROWINGS                                                (Table 13)
--------------------------------------------------------------------------------

Borrowings Information for each category of short-term borrowings for which the average balance outstanding for the period was at least 30 percent of stockholders' equity at the end of the period is presented below (Dollars in thousands):

  Year Ended December 31                          1997       1996       1995
--------------------------------------------------------------------------------
  Securities Sold Under Repurchase Agreements
       Ending Balance                           $142,338    $85,685    $61,230
       Ending Balance Rate                         4.76%      4.75%      5.22%
       Largest Month-End Balance                $145,164   $111,221    $62,012
       Average Balance                          $117,647    $91,914    $52,606
       Average Interest Rate                       4.79%      4.74%      5.34%

Securities Sold Under Repurchase Agreements are transactions in which the Company sells securities and agrees to repurchase the identical securities at a specified date for a specified price.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
December 31, 1997 and 1996
--------------------------------------------------------------------------------
Dollars in thousands except per share data                1997          1996
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents:
   Cash and due from banks                             $  171,494    $  123,378
   Federal funds sold and securities purchased under
        agreements to resell                               89,615        61,726
--------------------------------------------------------------------------------
      Total cash and cash equivalents                     261,109       185,104
--------------------------------------------------------------------------------
 Investment securities:
   Held-to-maturity                                       270,971       291,404
   Available-for-sale                                      33,346         1,498
   Equity, at cost                                          2,833         2,736
--------------------------------------------------------------------------------
      Total investment securities                         307,150       295,638
--------------------------------------------------------------------------------
 Loans held-for-sale, net of unrealized losses of
   $0 in 1997 and $29,120 in 1996                          16,422       102,063
 Loans, net of allowance for loan losses of
   $17,932 in 1997 and $15,536 in 1996                  1,244,527     1,038,576
 Land, buildings and equipment, net                        26,529        28,501
 Accrued interest receivable                               12,955        11,462
 Other assets                                              55,130        60,058
--------------------------------------------------------------------------------
      Total assets                                     $1,923,822    $1,721,402
-------------------------------------------------------=========================
Liabilities and Stockholders' Equity
 Deposits:
   Demand                                              $  389,053    $  317,297
   Savings and interest-bearing demand                    599,739       554,505
   Time                                                   563,974       556,593
--------------------------------------------------------------------------------
      Total deposits                                    1,552,766     1,428,395
--------------------------------------------------------------------------------
 Short-term borrowings:
   Federal funds purchased and securities sold under
        agreements to repurchase                          183,678       117,726
   Other                                                    7,507        11,149
--------------------------------------------------------------------------------
       Total short-term borrowings                        191,185       128,875
--------------------------------------------------------------------------------
 Accounts payable and accrued liabilities                  13,007        13,159
 Notes payable                                             23,000        17,660
 Convertible capital notes                                 11,219        11,219
--------------------------------------------------------------------------------
       Total liabilities                                1,791,177     1,599,308
--------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
    authorized, 2,415,071 shares issued                    12,075        12,075
 Capital surplus                                           12,377        12,377
 Retained earnings                                        124,877       112,374
 Treasury stock, at cost (240,667 shares in 1997
    and 210,161 shares in 1996)                           (17,081)      (14,799)
 Unrealized securities gains, net of tax                      397            67
--------------------------------------------------------------------------------
      Total stockholders' equity                          132,645       122,094
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $1,923,822    $1,721,402
-------------------------------------------------------=========================
 The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------
Dollars in thousands except per share data          1997      1996      1995
--------------------------------------------------------------------------------
Interest income:
 Loans                                            $112,236  $107,312  $104,117
 Investment securities:
   Taxable                                          16,398    19,061    14,892
   Nontaxable                                        1,396     1,907     3,329
 Federal funds sold, securities purchased
     under agreements to resell, and other           2,424     4,183     5,581
--------------------------------------------------------------------------------
   Total interest income                           132,454   132,463   127,919
--------------------------------------------------------------------------------
Interest expense:
 Deposits:
   Savings and interest-bearing demand              17,002    15,292    14,347
   Time                                             32,282    32,042    30,843
 Federal funds purchased and securities sold
     under agreements to repurchase                  7,879     6,395     5,041
 Convertible capital notes                           1,010     1,038     1,076
 Other borrowings                                    1,974     1,669     2,153
--------------------------------------------------------------------------------
   Total interest expense                           60,147    56,436    53,460
--------------------------------------------------------------------------------
   Net interest income                              72,307    76,027    74,459
Provision for write-down of loans held-for-sale      4,645    17,475         0
Provision for loan losses                            8,240    20,151    18,118
--------------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                59,422    38,401    56,341
--------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts                10,001     9,207     9,053
 Trust fees                                          7,979     5,874     5,718
 Credit card fees                                   13,019    11,871    10,898
 Gain on sale of credit card loans                       0         0     2,018
 Securities gains                                      165        37         0
 Other service charges, fees and income              9,965     6,779     5,933
--------------------------------------------------------------------------------
   Total noninterest income                         41,129    33,768    33,620
--------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                     35,187    30,913    29,554
 Net occupancy and equipment expense                 8,819     9,307    10,856
 Advertising and promotional activities              4,282     4,723     3,609
 Data processing expense                             3,605     3,584     4,686
 Supplies                                            2,334     2,113     2,841
 Postage and dispatch                                2,200     2,310     2,387
 Goodwill amortization                               1,615     1,599     1,596
 Deposit insurance assessment                          151     1,103     1,638
 Other                                              16,434    14,786    14,028
--------------------------------------------------------------------------------
   Total noninterest expense                        74,627    70,438    71,195
--------------------------------------------------------------------------------
   Income before provision for income taxes         25,924     1,731    18,766
Provision for income taxes                           9,260        51     6,379
--------------------------------------------------------------------------------
   Net income                                     $ 16,664  $  1,680  $ 12,387
--------------------------------------------------==============================
Per share data:
--------------------------------------------------------------------------------
   Basic earnings per share                          $7.60     $0.74     $5.28
--------------------------------------------------==============================
   Diluted earnings per share                        $6.74     $0.74     $4.77
--------------------------------------------------==============================
The accompanying notes are an integral part of these consolidated financial statements.


INTRUST FINANCIAL  CORPORATION
Consolidated  Statements of Stockholders' Equity
Years Ended December 31, 1997, 1996 and 1995
                                                                                       Unrealized        Total
Dollars in thousands except             Common    Capital    Retained     Treasury     Securities   Stockholders'Equity
  per share data                        Stock     Surplus    Earnings      Stock         Gains
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994            $12,000    $12,000    $105,366     $ (1,776)          $  0         $127,590
  Net income                                 0          0      12,387            0              0           12,387
  Cash dividends ($1.50 per share)           0          0      (3,518)           0              0           (3,518)
  Purchase of treasury stock                 0          0           0       (1,380)             0           (1,380)
  Net change in unrealized gains on
    available-for-sale securities            0          0           0            0             84               84
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995             12,000     12,000     114,235       (3,156)            84          135,163
  Net income                                 0          0       1,680            0              0            1,680
  Cash dividends ($1.55 per share)           0          0      (3,541)           0              0           (3,541)
  Capital notes converted to stock          75        377           0            0              0              452
  Purchase of treasury stock                 0          0           0      (11,643)             0          (11,643)
  Net change in unrealized gains on
    available-for-sale securities            0          0           0            0            (17)             (17)
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996             12,075     12,377     112,374      (14,799)            67          122,094
  Net income                                 0          0      16,664            0              0           16,664
  Cash dividends ($1.90 per share)           0          0      (4,161)           0              0           (4,161)
  Purchase of treasury stock                 0          0           0       (2,282)             0           (2,282)
  Net change in unrealized gains on
    available-for-sale securities            0          0           0            0            330              330
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997            $12,075    $12,377    $124,877     $(17,081)          $397         $132,645
---------------------------------------================================================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995

Dollars in thousands                                               1997       1996       1995
------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                     $  16,664  $   1,680  $  12,387
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses and write-downs                       12,885     37,626     18,118
   Provision for depreciation and amortization                      6,594      6,679      7,022
   Amortization of premium and accretion of
    discount on investment securities                                (580)        31        788
   Write-down of real estate to estimated market value                  0      1,048      2,584
   Gain on sale of investment securities                             (165)       (37)         0
   Gain on sale of loans                                                0          0     (2,018)
   Changes in assets and liabilities, net of effect
    from purchase of acquired entity:
    Loans held for sale                                            (3,518)    (5,330)    (6,889)
    Other assets                                                   (1,589)      (825)    (3,679)
    Income taxes                                                    4,975     (8,896)    (3,888)
    Interest receivable                                            (1,493)     1,086     (1,625)
    Interest payable                                                  167        (38)       809
    Other liabilities                                                 (15)      (420)       429
    Other                                                             222       (213)        (1)
------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                       34,147     32,391     24,037
------------------------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
 Purchase of investment securities                               (170,777)  (101,770)  (169,124)
 Investment securities matured or called                          158,866    125,909    146,596
 Proceeds from sale of investment securities                        1,463        472          0
 Net increase in loans                                           (235,519)  (138,831)   (61,952)
 Proceeds from sale of loans                                      102,697          0     62,108
 Purchases of land, buildings and equipment                        (4,770)    (5,128)    (3,485)
 Proceeds from sale of land, buildings and equipment                2,297         43         44
 Proceeds from sale of other real estate and repossessions          3,364      3,657      3,396
 Purchase of banks, net of cash and cash equivalents acquired           0          0      5,783
 Other                                                             (1,341)      (920)      (370)
------------------------------------------------------------------------------------------------
   Net cash absorbed by investing activities                     (143,720)  (116,568)   (17,004)
------------------------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
 Net increase in deposits                                         124,371     61,254     50,725
 Net increase in short-term borrowings                             62,310     11,062     50,020
 Payments on notes payable                                         (2,660)    (2,650)    (2,640)
 Proceeds from notes payable                                        8,000          0          0
 Retirement of convertible capital notes                                0       (184)      (146)
 Cash dividends                                                    (4,161)    (3,541)    (3,518)
 Purchase of treasury stock                                        (2,282)   (11,643)    (1,380)
------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                      185,578     54,298     93,061
------------------------------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                76,005    (29,879)   100,094

Cash and cash equivalents at beginning of year                    185,104    214,983    114,889
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $ 261,109  $ 185,104  $ 214,983
----------------------------------------------------------------================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

INTRUST  FINANCIAL  CORPORATION
Notes  to  Consolidated   Financial  Statements
December 31, 1997, 1996, and 1995
Dollars in thousands except per share data


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

   The accounting and reporting  policies of the Company  conform with generally
accepted  accounting   principles  and  general  practices  within  the  banking
industry. The following is a description of the more significant policies:

   a) Principles of Consolidation and Use of Estimates - The consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

   From time to time, the Company sells loans, primarily through individual loan or bulk sale transactions and through securitization transactions. The carrying amount of loans sold is removed from the Company's statements of financial position at the date of sale. The Company allocates the carrying amount of the loans between the loans sold and any interest retained based on their relative fair values. Fair value of any interest retained is based on discounted cash flow analysis performed by the Company. Gains and losses on the sale of loans is recorded based on the net proceeds received less the allocated carrying amount of the loans sold.

   e) Provision for Loan Losses - Each period the provision for loan losses in the consolidated statements of income results from the combination of a) an estimate by management of loan losses that occurred during the current period and b) the ongoing adjustment of prior estimates of losses occurring in prior periods.

   To serve as a basis for making this provision each quarter, the bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the banks customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the banks recorded investment in the loan to the present value of expected cash flows discounted at the loans effective interest rate, the fair value of the collateral or the loans observable market price.

   The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the consolidated statements of financial condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is written down, reducing the allowance for loan losses. If, subsequent to a write-down, the bank is able to collect additional amounts from the customer or obtain control of collateral worth more than earlier estimated, a recovery is recorded, increasing the allowance for loan losses.

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

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   g) Other Real Estate Owned - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair market value at the date of settlement, foreclosure or abandonment. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred. These assets are included as a component of other assets in the consolidated statements of financial condition and amounted to $665 and $541 at December 31, 1997 and 1996, respectively.

   h) Goodwill and Core Deposit Premium - The excess of cost over fair value of net assets acquired is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship. These assets are included as a component of other assets and amounted to $14,960 and $16,587, net of accumulated amortization, at December 31, 1997 and 1996, respectively.

   i) Stock-Based Compensation - The Company accounts for stock options using the intrinsic value based method of accounting. Pro forma disclosures, as if the fair value based method of accounting had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method.

   j) Income Taxes - The Company and its Subsidiaries file a consolidated federal income tax return on an accrual basis.

   Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.

   k) Trust Fees - Trust fees are recorded on the accrual basis.

   l) Earnings Per Share - Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options and with the assumption that the 9% convertible subordinated capital notes (note 10) had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:
                                                    1997       1996      1995
--------------------------------------------------------------------------------
Net income for basic earnings per share            $16,664     $1,680    $12,387
Interest expense on convertible debt,
  net of taxes                                         656          *        699
--------------------------------------------------------------------------------
Net income for diluted earnings per share          $17,320     $1,680    $13,086
-------------------------------------------------===============================
Weighted average shares for basic earnings
  per share                                      2,193,268  2,285,337  2,344,762
Shares issuable upon exercise of stock options       2,262          *          0
Shares issuable upon conversion of capital notes   373,967          *    398,545
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings
  per share                                      2,569,497  2,285,337  2,743,307
-------------------------------------------------===============================

* For 1996, diluted earnings per share is considered to be the same as basic earnings per share, since the effect of exercise of stock options (285 shares) and the conversion of subordinated capital notes (387,178 shares) would be antidilutive.

   m) Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are purchased and sold for one-day periods and securities purchased under agreements to resell mature within 90 days. The following amounts of cash were paid for interest and income taxes:
                                                1997         1996         1995
--------------------------------------------------------------------------------
Interest                                      $59,974      $56,474      $52,651
Income taxes                                    4,285        8,947       10,267

Noncash investing and financing activities
  included the following:
                                                1997         1996         1995
--------------------------------------------------------------------------------
Acquisitions (note 2):
   Assets acquired                            $     0      $     0      $34,794
   Liabilities assumed                              0            0       40,577
--------------------------------------------------------------------------------
     Assets net of liabilities acquired             0            0       (5,783)

Loans transferred to other assets               3,145        3,281        3,512
Investments transferred from
  held-to-maturity at amortized cost           (3,651)           0       (1,630)
Investments transferred to available-for-
  sale at estimated market value                4,118            0        1,714
--------------------------------------------------------------------------------


2) Acquisitions

   The following acquisitions were made during 1996 and 1995:

Company Acquired                      Acquisition Date          Purchase Price
----------------                      ----------------          --------------
NestEgg Consulting Inc.               November 1, 1996              $   75
The First National Bank of Ottawa     December 1, 1995              $3,500

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


3) Investment Securities

   The amortized cost and estimated fair values of investment securities are as follows at December 31:
                                               Gross        Gross
 1997                            Amortized   Unrealized   Unrealized     Fair
                                   Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity              $ 85,969      $  179        $ 18     $ 86,130
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity               153,037         291         145      153,183
    Available-for-sale              29,958           0          15       29,943
U.S. Government Agency
  mortgage-backed securities:
     Held-to-maturity               14,532         528           1       15,059
     Available-for-sale              2,855         412           0        3,267
Obligations of state and
  political subdivisions:
     Held-to-maturity               17,383         699          14       18,068
     Available-for-sale                136           0           0          136
Other Securities:
     Held-to-maturity                   50           0           0           50
Equity Securities                    2,833           0           0        2,833
--------------------------------------------------------------------------------
    Total held-to-maturity        $270,971      $1,697        $178     $272,490
----------------------------------==============================================
    Total available-for-sale      $ 32,949      $  412        $ 15     $ 33,346
----------------------------------==============================================
    Total equity                  $  2,833      $    0        $  0     $  2,833
----------------------------------==============================================

                                               Gross        Gross
 1996                            Amortized   Unrealized   Unrealized     Fair
                                   Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity              $129,701      $  476        $236     $129,941
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity               120,016         244         563      119,697
U.S. Government Agency
  mortgage-backed securities:
     Held-to-maturity               19,876         824          56       20,644
Obligations of state and
  political subdivisions:
     Held-to-maturity               21,761       1,021          16       22,766
     Available-for-sale              1,431          68           1        1,498
Other Securities:
     Held-to-maturity                   50           0           0           50
Equity Securities                    2,736           0           0        2,736
--------------------------------------------------------------------------------
    Total held-to-maturity        $291,404      $2,565        $871     $293,098
----------------------------------==============================================
    Total available-for-sale      $  1,431      $   68        $  1     $  1,498
----------------------------------==============================================
    Total equity                  $  2,736      $    0        $  0     $  2,736
----------------------------------==============================================

   Proceeds from sales of investment securities during 1997, 1996 and 1995 were $1,463, $472 and $0, respectively. Gross realized gains on sales of available-for-sale securities were $165, $37 and $0 in 1997, 1996 and 1995, respectively.

   The amortized cost and estimated fair value of investment securities (other than equity securities) at December 31, 1997, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized        Fair
                                                        Cost           Value
--------------------------------------------------------------------------------
Due in one year or less:
   Held-to-maturity                                    $102,766       $102,749
   Available-for-sale                                    10,192         10,221
Due after one year through five years:
   Held-to-maturity                                     151,549        152,518
   Available-for-sale                                    22,621         22,989
Due after five years through ten years:
   Held-to-maturity                                      15,638         16,082
   Available-for-sale                                         0              0
Due after ten years:
   Held-to-maturity                                       1,018          1,141
   Available-for-sale                                       136            136
--------------------------------------------------------------------------------
     Total held-to-maturity                            $270,971       $272,490
-------------------------------------------------------=========================
     Total available-for-sale                          $ 32,949       $ 33,346
-------------------------------------------------------=========================

   For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

   Investment securities, which are under the Company's control, with a book value of $262,873 and $227,297 at December 31, 1997 and 1996, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.


4) Loans Held-For-Sale

   Loans held-for-sale, at December 31, 1996, included a portion of the Company's credit card portfolio. These loans consisted of certain designated accounts located outside of the Company's traditional market area. These loans, which aggregated $118,278, had been written down to their estimated market value of $89,158 in 1996. The Company sold these loans to a third party during 1997 after an additional write-down of $4,645.

   Also included in loans held-for-sale at December 31, 1997 and 1996, were approximately $16,422 and $12,904, respectively, of mortgage loans accounted for at cost which approximated market value.


5) Loans

   The composition of the loan portfolio at December 31, is as follows:
                                                       1997            1996
--------------------------------------------------------------------------------
Commercial, financial and agricultural              $  623,707      $  485,891
Real estate-construction                                29,179          27,130
Real estate-mortgage                                   230,133         210,591
Installment, excluding credit card                     259,074         286,632
Credit card                                            120,366          43,868
--------------------------------------------------------------------------------
   Subtotal                                          1,262,459       1,054,112
Allowance for loan losses                              (17,932)        (15,536)
--------------------------------------------------------------------------------
   Net Loans                                        $1,244,527      $1,038,576
----------------------------------------------------============================

   Certain directors of the Company or related parties of these directors had loans from the Subsidiary Banks aggregating $36,571 and $37,319 at December 31, 1997 and 1996, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.

   Transactions involving loans to directors or related parties of these directors were as follows:

   Loans at December 31, 1996 $ 38,308  Additions $ 59,386  Repayments  (61,123)
--------------------------------------------------------------------------------
Loans        at         December         31,         1997        $        36,571
----------------------------------------------------------------------==========

   The following table discloses information about the recorded investment in loans that the Company has classified as impaired:

               (A)               (B)              (C)                (D)
                          Amount in (A) for                   Amount in (A) for
                          Which There Is a      Allowance     Which There Is No
          Total Impaired  Related Allowance  Associated With  Related Allowance
Year End      Loans       for Credit Losses  Amounts in (B)   for Credit Losses
--------  --------------  -----------------  ---------------  ------------------
   1997      $3,397            $1,879             $665              $1,518
   1996      $3,082            $1,973             $687              $1,109

   The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996, was $3,579 and $3,309, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $240 and $163 for the years ended December 31, 1997 and 1996.


6)  Allowance for Loan Losses

   Transactions in the allowance for loan losses were as follows:
                                                 1997        1996        1995
--------------------------------------------------------------------------------
Balance at beginning of year                   $ 15,536    $ 25,892    $ 19,886
Provision charged to expense                      8,240      20,151      18,118
Transfer to write down loans held-for-sale            0     (11,645)          0
Allowance of banks acquired                           0           0         172
Loans charged off                                (7,783)    (21,829)    (15,845)
Recoveries                                        1,939       2,967       3,561
--------------------------------------------------------------------------------
Balance at end of year                         $ 17,932    $ 15,536    $ 25,892
-----------------------------------------------=================================

   The Company recorded net charge-offs in its credit card portfolio in 1997, 1996 and 1995 of $3,500, $17,700 and $10,900, respectively. The 1996 and 1995 provision for loan losses was increased in recognition of the increased level of charge-offs.


7) Land, Buildings and Equipment

   A summary of land, buildings and equipment is as follows:
                                                             December 31,
                                                         1997            1996
--------------------------------------------------------------------------------
Land                                                   $  5,495        $  5,482
Buildings and improvements                               30,418          32,497
Furniture, fixtures and equipment                        27,244          25,800
--------------------------------------------------------------------------------
                                                         63,157          63,779
Less accumulated depreciation                           (36,628)        (35,278)
--------------------------------------------------------------------------------
Total                                                  $ 26,529        $ 28,501
-------------------------------------------------------=========================

   Depreciation expense for the years 1997, 1996 and 1995 was approximately $4,099, $4,269 and $4,630, respectively.


8) Time Deposits

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 1997 and 1996 were $139,729 and $121,962, respectively. Interest expense on this classification of time deposits for the years ended December 31, 1997, 1996 and 1995 totaled $7,569, $7,116 and $6,736, respectively.

   At December 31, 1997, the scheduled maturities of time deposits are as follows:

1998                                                                   $348,427
1999                                                                    149,017
2000                                                                     40,830
2001                                                                      8,618
2002 and thereafter                                                      17,082
--------------------------------------------------------------------------------
Total                                                                  $563,974
-----------------------------------------------------------------------=========


9) Short-Term Borrowings and Notes Payable

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 1997, 1996 and 1995, was $191,185, $173,645 and $126,763, respectively. For the years ended December 31, 1997, 1996 and 1995, the weighted average interest rate on these borrowings was 5.0%, 5.0% and 5.5%, respectively, on average balances outstanding of $164,858, $135,669 and $99,695, respectively.

    Notes payable at December 31, 1997 includes a term loan to another financial institution with an unpaid principal balance of $15,000. The term loan carries a floating rate of interest and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The floating interest rate reprices based on a Eurodollar interest period selected by the Company. The rate on the indebtedness is computed based on a premium to the lender's Eurodollar Base Rate. The indebtedness is secured by the outstanding common stock of INTRUST Bank N.A. At December 31, 1997, the interest rate on the term loan was 7.14%.

   The Company has a $10,000 line of credit agreement, subject to annual renewal, with the financial institution that has issued the term loan. At December 31, 1997, there was an outstanding principal balance of $8,000 under this credit facility. There was no outstanding balance as of December 31, 1996. The interest rate on the line of credit is calculated in the same manner as the term loan.


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

   At December 31, 1997, 384,929 shares of the Company's unissued common stock were reserved for conversion of the convertible capital notes. In 1996, convertible capital notes, with a face value of $183 were redeemed for cash, and notes, with a face value of $452, were converted into 15,071 shares of the Company's common stock. There were no notes redeemed for cash or converted to common stock during 1997.


11) Employees' Retirement Plans

   The Company's employee retirement plan covers substantially all full-time employees who meet eligibility requirements as to age and tenure. The plan provides retirement benefits which are a function of both the years of service and the highest level of compensation during any consecutive five-year period during the ten-year period preceding retirement. The Company's funding policy is to fund the amount necessary to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Plan assets are invested primarily in U.S. Government and Federal agency securities, corporate obligations, mutual funds and listed stocks. Pension expense for 1997, 1996 and 1995 was $321, $357 and $601, respectively.

   The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements.

                                                              December 31,
                                                             1997      1996
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation:
     Vested                                              $  6,887    $ 6,213
     Non-vested                                               123        100
--------------------------------------------------------------------------------
        Total                                            $  7,010    $ 6,313
---------------------------------------------------------=======================
Projected benefit obligation                             $  8,821    $ 7,838
Plan assets at fair value                                 (10,288)    (8,572)
--------------------------------------------------------------------------------
Plan assets greater than projected benefit obligation       1,467        734
Unrecognized net transition asset being amortized
   over 15 years                                             (380)      (475)
Unrecognized net (gain) loss due from assumptions made        (85)       439
Unrecognized prior service cost                              (380)      (426)
--------------------------------------------------------------------------------
   Prepaid pension cost                                  $    622    $   272
---------------------------------------------------------=======================
   Pension expense is comprised of the following:
                                                  1997       1996       1995
--------------------------------------------------------------------------------
Service cost-benefits earned during the year     $ 647      $ 649      $ 607
Interest cost on projected benefit obligation      514        517        482
Return on plan assets                             (698)      (667)      (556)
Net amortization and deferral                     (142)      (142)       (88)
Net loss from settlement                             0          0        156
--------------------------------------------------------------------------------
        Total                                    $ 321      $ 357      $ 601
-------------------------------------------------===============================

   The weighted average discount rate used was 7.00% for each of the past three years. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.

   During 1995, the Company recognized $156 in pension expense arising from an early retirement program that was offered to employees that met certain eligibility requirements as to age. No such program was offered in 1997 or 1996.

   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9%, depending on individual agreements. At December 31, 1997 and 1996, $4,043 and $4,012 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. Expense recognized in 1997, 1996 and 1995 was $656, $603 and $516, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.


12) Income Taxes

   The provision for income taxes from operations includes the following components:
                                                 1997        1996        1995
--------------------------------------------------------------------------------
Current:
  Federal                                     $ (4,717)   $  7,174    $  8,649
  State                                            424         686       2,001
--------------------------------------------------------------------------------
                                                (4,293)      7,860      10,650
--------------------------------------------------------------------------------
Deferred:
  Federal                                       13,276      (6,631)     (3,230)
  State                                            277      (1,178)     (1,041)
--------------------------------------------------------------------------------
                                                13,553      (7,809)     (4,271)
--------------------------------------------------------------------------------
    Total                                     $  9,260    $     51    $  6,379
----------------------------------------------==================================

   The provision for income taxes noted above produced effective income tax rates of 35.7%, 2.9% and 34.0% for the years ended December 31, 1997, 1996 and 1995, respectively. The reconciliations of these effective income tax rates to the federal statutory rates are shown below:

                                                      1997      1996      1995
--------------------------------------------------------------------------------
Total income tax as reported                          35.7%      2.9%     34.0%
Tax exempt income                                      2.0      38.1       5.9
Amortization of excess purchase price over
   net assets acquired                                (2.1)    (19.2)     (1.3)
State income tax, net of federal income
   tax benefit                                        (1.7)     18.5      (3.4)
Other                                                  1.1      (5.3)     (0.2)
--------------------------------------------------------------------------------
     Federal statutory rate                           35.0%     35.0%     35.0%
------------------------------------------------------==========================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented as follows:
                                                             1997         1996
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                              $  6,936     $  5,973
   Loans held-for-sale                                           0       11,312
   Buildings and equipment                                     232        4,477
   Other real estate owned                                     176          457
   Deferred compensation                                     1,568        1,557
   Net operating loss carryforwards                          2,854        2,155
   Investment securities                                       392          538
   Deposits                                                  2,084        2,088
   Other                                                       328          229
--------------------------------------------------------------------------------
    Total gross deferred tax assets                         14,570       28,786
   Less valuation allowances                                 1,273        1,973
--------------------------------------------------------------------------------
    Deferred tax assets, net of valuation allowances        13,297       26,813
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Pension                                                    (475)        (363)
   Prepaid loan fees                                          (314)        (289)
   Core deposit premium                                        (43)         (75)
   Loans                                                      (292)        (136)
   Other                                                       (43)        (267)
--------------------------------------------------------------------------------
    Total gross deferred tax liabilities                    (1,167)      (1,130)
--------------------------------------------------------------------------------
    Net deferred tax assets                               $ 12,130     $ 25,683
----------------------------------------------------------======================

   At December 31, 1997, current income taxes receivable of $8,268 were included in other assets. At December 31, 1996, current income taxes payable of $267 were included in accounts payable and accrued liabilities. The net deferred tax assets noted above were included in other assets.

   At December 31, 1997, the Company had net operating loss deductions available to carryforward of approximately $50,325 for state purposes which expire in varying amounts from 1998 through 2006 and $373 for federal purposes which expire from 2003 through 2009.

   The valuation allowance at December 31, 1997 is attributable to certain net operating loss carryforwards for state and federal tax purposes.


13) Commitments and Contingent Liabilities

   At December 31, 1997, the Subsidiary Banks were required to have $7,846 held as reserves with the Federal Reserve Bank.

   At December 31, 1997, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized as follows:
                                                                   Minimum
                                                                   Payments
--------------------------------------------------------------------------------
1998                                                               $ 3,154
1999                                                                 3,067
2000                                                                 3,074
2001                                                                 2,940
2002                                                                 2,801
Remainder                                                            7,614
--------------------------------------------------------------------------------
   Total                                                           $22,650
-------------------------------------------------------------------=======------

   Lease rentals included in net occupancy and equipment expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,057, $912 and $829, respectively.

   Payments on long-term data processing  agreements included in data processing
expense  for  the  years  ended  December  31,  1997,   1996  and  1995  totaled
approximately $1,559, $1,499 and $1,441, respectively.

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


14) Stockholders' Equity

Dividend Restriction
     The Company's ability to pay dividends on its common stock and interest on its indebtedness is dependent upon funds provided by dividends from the Subsidiaries and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded these requirements at December 31, 1997. The payment of dividends by the Subsidiaries is restricted only by regulatory authority. At December 31, 1997, approximately $4,494 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

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

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1997, the consolidated ratios of the Company and for each of the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

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

                                                                                            To Be Well
                                                                                        Capitalized Under
                                                                     For Capital        Prompt Corrective
                                                     Actual        Adequacy Purposes    Action Provisions
                                                ----------------   -----------------    -----------------
                                                Amount     Ratio    Amount    Ratio      Amount     Ratio
                                                ------     -----    ------    -----      ------     -----
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets):
    Consolidated                                $136,903     9.2%    $118,870    8.0%       N/A
    INTRUST Bank, N.A.                          $149,456    10.7%    $111,365    8.0%    $139,206    10.0%
    Will Rogers Bank                            $ 12,352    13.9%    $  7,104    8.0%    $  8,880    10.0%
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                $116,728     7.9%    $ 59,435    4.0%       N/A
    INTRUST Bank, N.A.                          $132,477     9.5%    $ 55,682    4.0%    $ 83,524     6.0%
    Will Rogers Bank                            $ 11,400    12.8%    $  3,552    4.0%    $  5,328     6.0%
  Tier 1 Capital (to Average Assets):
    Consolidated                                $116,728     6.4%    $ 73,672    4.0%       N/A
    INTRUST Bank, N.A.                          $132,477     7.8%    $ 68,757    4.0%    $ 85,946     5.0%
    Will Rogers Bank                            $ 11,400     9.5%    $  4,885    4.0%    $  6,106     5.0%

As of December 31, 1996:
  Total Capital (to Risk Weighted Assets):
    Consolidated                                $119,207     8.9%    $106,772    8.0%       N/A
    INTRUST Bank, N.A.                          $127,206    10.1%    $100,481    8.0%    $125,602    10.0%
    Will Rogers Bank                            $ 11,233    15.1%    $  5,969    8.0%    $  7,461    10.0%
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                $104,183     7.8%    $ 53,386    4.0%       N/A
    INTRUST Bank, N.A.                          $117,581     9.4%    $ 50,241    4.0%    $ 75,361     6.0%
    Will Rogers Bank                            $ 10,322    13.8%    $  2,984    4.0%    $  4,477     6.0%
  Tier 1 Capital (to Average Assets):
    Consolidated                                $104,183     6.3%    $ 67,320    4.0%       N/A
    INTRUST Bank, N.A.                          $117,581     7.6%    $ 62,691    4.0%    $ 78,363     5.0%
    Will Rogers Bank                            $ 10,322     8.9%    $  4,785    4.0%    $  5,981     5.0%

Stock Option Plan
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price of any options granted under the Plan cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. All options under the plan vest in 20% annual increments over a five year period. At December 31, 1997, there were options granted and unexercised for a total of 85,000 shares. The options outstanding have exercise prices between $58 and $86, with a weighted average exercise price of $70. Of the 85,000 shares granted, 17,500 were exercisable at December 31, 1997.


15) Business and Credit Concentrations

   The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and credit card loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas; however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 30% of the Company's total loan portfolio is comprised of unsecured credit card loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness. The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.


16)  Financial Instruments with Off-Balance-Sheet Risk

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition. The following summarizes those financial instruments, excluding credit card lines of $761,593, with contract amounts representing credit risk:

     Commitments to extend credit                    $414,224
     Commercial and standby letters of credit        $ 39,654

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

   In December 1994 and January 1995, the Company securitized and sold a total of $100,000 of credit card receivables. In November 1997, the Company sold approximately $45,000 of consumer automobile loans. Neither the credit card receivables or the consumer automobile loans sold, or the securities outstanding as a result of these transactions are defined as financial instruments of the Company, however the Company continues to service the related credit card accounts and automobile loans. During 1997, $50,000 of securities related to the December 1994 securitization were repaid. As a result of the securitization transactions, the Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, the Company receives servicing fee income. During 1997, 1996 and 1995, the Company recognized $4,813, $6,595 and $6,972, respectively, in servicing fee income, which is included in credit card fees and other service charges, fees and income in the accompanying consolidated statements of income.

   In connection with these securitization transactions, the Company was required to establish cash reserve accounts for the benefit of the purchasers. These cash reserve accounts represent retained interests in the loans sold as described in Note 1. The retained interests, consisting primarily of the cash reserve accounts, totaled $5,256 and $5,000 at December 31, 1997 and 1996, respectively.


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

Loans Held-for-Sale
   The carrying amounts for loans held-for-sale are considered reasonable estimates of fair value.

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

Deposit Liabilities
   The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 1997 and 1996. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.


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

   The estimated fair values of the Company's financial instruments are as follows:

                                               December 31, 1997       December 31, 1996
                                               -----------------       -----------------
                                             Carrying   Estimated    Carrying   Estimated
                                               Value    Fair Value     Value    Fair Value
------------------------------------------------------------------------------------------
Financial assets:
   Cash and due from banks                  $  171,494  $  171,494  $  123,378  $  123,378
   Federal funds sold and securities
     purchased under agreements to resell       89,615      89,615      61,726      61,726
   Investment securities                       307,150     308,669     295,638     297,332
   Loans held-for-sale                          16,422      16,422     102,063     102,063
   Loans, net                                1,244,527   1,256,826   1,038,576   1,048,883
   Accrued interest receivable                  12,955      12,955      11,462      11,462
------------------------------------------------------------------------------------------
Financial liabilities:
   Deposits:
     Demand                                 $  389,053  $  389,053  $  317,297  $  317,297
     Savings and interest-bearing demand       599,739     599,739     554,505     554,505
     Time                                      563,974     568,083     556,593     562,969
   Short-term borrowings                       191,185     191,185     128,875     128,875
   Accrued interest payable                      4,678       4,678       4,506       4,506
   Notes payable                                23,000      23,000      17,660      17,660
   Convertible capital notes                    11,219      32,255      11,219      23,560

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


18) New Accounting Standards

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of Statement No. 130 will have a material impact on its financial statements.

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not anticipate that adoption of Statement No. 131 will have a material impact on its financial statements.

   Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises employers' disclosures about pension and other postretirement benefit plans effective for fiscal years beginning after December 15, 1997. It does not change the measurement or recognition of those plans. The Company does not anticipate that adoption of Statement No. 132 will have a material impact on its financial statements.

19) Parent Company Only Financial Statements

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Financial Condition
December 31, 1997 and 1996

Dollars in thousands except per share data                  1997          1996
--------------------------------------------------------------------------------
Assets
  Cash                                                   $  1,852      $  1,493
  Investment securities, held-to-maturity                     441           576
  Equipment                                                   305           744
  Investment in subsidiaries                              161,250       146,744
  Current and deferred income taxes                           407             0
  Other                                                     3,550         2,582
--------------------------------------------------------------------------------
   Total assets                                          $167,805      $152,139
---------------------------------------------------------=======================
Liabilities and Stockholders' Equity
 Liabilities:
  Accounts payable and accrued liabilities               $    859      $    755
  Accrued interest payable                                     82            87
  Current and deferred income taxes                             0           484
  Notes payable                                            23,000        17,500
  Convertible capital notes payable                        11,219        11,219
--------------------------------------------------------------------------------
   Total liabilities                                       35,160        30,045
--------------------------------------------------------------------------------
 Stockholders' equity:
  Common stock, $5 par value; 10,000,000 shares
   authorized, 2,415,071 shares issued                     12,075        12,075
  Capital surplus                                          12,377        12,377
  Retained earnings                                       124,877       112,374
  Treasury stock                                          (17,081)      (14,799)
  Unrealized securities gains, net of tax                     397            67
--------------------------------------------------------------------------------
   Total stockholders' equity                             132,645       122,094
--------------------------------------------------------------------------------
   Total liabilities and stockholders' equity            $167,805      $152,139
---------------------------------------------------------=======================

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 1997, 1996 and 1995


Dollars in thousands except per share data              1997     1996     1995
--------------------------------------------------------------------------------
Dividends from subsidiaries                           $ 5,850   $1,300  $25,250
Interest income                                           126      342      221
Fees charged subsidiary banks                           2,110    1,619    1,574
Other income                                              439        0        0
--------------------------------------------------------------------------------
   Total income                                         8,525    3,261   27,045
--------------------------------------------------------------------------------
Operating expenses:
  Interest expense                                      2,571    2,339    2,734
  Salaries and employee benefits                        2,161    1,972    1,546
  Other expense                                         1,035    1,360    1,231
--------------------------------------------------------------------------------
   Total operating expenses                             5,767    5,671    5,511
--------------------------------------------------------------------------------
 Income (loss) before income tax benefit and equity
   in undistributed net income of subsidiaries          2,758   (2,410)  21,534

Income tax benefit                                      1,614    1,470    1,289
--------------------------------------------------------------------------------
Income (loss) before equity in undistributed net
  income of subsidiaries                                4,372     (940)  22,823

Equity in undistributed net income of subsidiaries     12,292    2,620  (10,436)
--------------------------------------------------------------------------------
Net income                                            $16,664   $1,680  $12,387
------------------------------------------------------==========================
Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995

Dollars in thousands                                   1997     1996     1995
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
   Net income                                        $ 16,664 $  1,680  $12,387
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in undistributed net income
      of subsidiaries                                 (12,292)  (2,620)  10,436
     Depreciation                                         466      475      474
     Accretion of discount on investment securities       (30)     (41)     (52)
     (Increase) decrease in other assets                 (968)    (772)      12
     Increase (decrease) in accounts payable and
      accrued liabilities                                  97     (483)    (465)
     Increase (decrease) in current and
      deferred income taxes                              (890)     150      (34)
--------------------------------------------------------------------------------
    Net cash provided (absorbed) by
      operating activities                              3,047   (1,611)  22,758
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Capital expenditures                                   (26)     (13)     (23)
   Investment securities matured or called                165      165      163
   Investment in subsidiaries                          (1,884)  (1,147)  (1,500)
--------------------------------------------------------------------------------
    Net cash absorbed by investing activities          (1,745)    (995)  (1,360)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Payments on notes payable                           (2,500)  (2,500)  (2,500)
   Proceeds from notes payable                          8,000        0        0
   Retirement of capital notes                              0     (183)    (146)
   Dividends paid                                      (4,161)  (3,542)  (3,518)
   Purchase of treasury stock, net                     (2,282) (11,643)  (1,380)
--------------------------------------------------------------------------------
    Net cash absorbed by financing activities            (943) (17,868)  (7,544)
--------------------------------------------------------------------------------
    Increase (decrease) in cash                           359  (20,474)  13,854

Cash at beginning of year                               1,493   21,967    8,113
--------------------------------------------------------------------------------
Cash at end of year                                  $  1,852 $  1,493  $21,967
------------------------------------------------------==========================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To INTRUST Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma
February 13, 1998

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------  ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

   This item is not applicable to the Company.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

   Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 1999, 2000 and 1998 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

   RONALD L.  BALDWIN,  44,  1999,  has been  director  of the  Company and Vice
Chairman of IB since 1996. From 1976 until 1996 Mr. Baldwin was employed by Fourth Financial Corporation, an $8 billion banking institution headquartered in Wichita, Kansas. He served Fourth Financial Corporation as executive vice-president.

   RICK L. BEACH, 47, has been Executive Vice President and Chief Credit Officer of the Company since January 1997. He was Senior Vice President of the Company from 1995 to 1997 and Vice President from 1988 to 1995.

   C. ROBERT BUFORD, 64, 2000, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, managing partner of Grand Bluffs Development Co., a real estate development firm, and a director of Barrett Resources Corporation, an oil and gas production and operation firm.

   FRANK L. CARNEY, 59, 1998, has been a director of the Company since 1982. Since 1979 he has been self-employed in a private investment company, Carney Enterprises. From November 1988 to December 1993, Mr. Carney was Chairman of Western Sizzlin, Inc. a food service franchise. On October 27, 1992, Western Sizzlin, Inc. and its related entities filed Petitions under Chapter 11 of the United States Bankruptcy Code and subsequently emerged from bankruptcy on December 13, 1993. From January 1994 to December 1994, Mr. Carney was vice-chairman of Turbochef, Inc.. Since January 1994, Mr. Carney has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company. In June 1996, he became President and Manager of P.J. Wichita, L.L.C., a development stage company. In December 1997, he became President and Manager of P.J. Nor-Cal, L.L.C., a development stage company.

   RICHARD G. CHANCE, 50, 1999, has been a director of the Company since 1990. During the past five years, he has been President and Chief Executive Officer of Chance Industries, Inc., producer of amusement rides and manufacturer of transit coaches, trams, and replica trolleys.

   CHARLES Q. CHANDLER, 71, 1998, has been Chairman of the Board and Chief Executive Officer of the Company since 1982. He was Chairman of the Board and Chief Executive Officer of IB from 1975 until 1996. Mr. Chandler was employed by IB since 1950. In 1992, he became a director of Western Resources, Inc., a Kansas utility company. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

   CHARLES Q. CHANDLER IV, 44, 2000, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. In 1996, he was elected Chairman and President of IB. Mr. Chandler is the son of Charles Q. Chandler.

   GEORGE T. CHANDLER, 76, 2000, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt, Kansas. Mr. Chandler is an uncle of Charles Q. Chandler.

   STEPHEN L. CLARK, 56, 2000, has been a director of the Company since April, 1997 and director of IB since 1993. During the past five years, Mr. Clark has been owner of Clark Investment Group which primarily invests in real estate development including office buildings and self storage units.

   ROBERT L. DARMON, 73, 2000, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970.

   CHARLES W. DIEKER,  62, 1998,  has been a director of the Company since 1982.
Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

   W.J. EASTON Jr., 72, 1998, has been a director of the Company since 1982. During the past five years, Mr. Easton has been President, Chairman of the Board, and Chief Operating Officer of The Easton Manufacturing Co. Inc., which manufactures auto parts, and Ferroloy Foundry, Inc.

   MARTIN K. EBY Jr., 63, 2000, has been a director of the Company since 1982. During the past five years, Mr. Eby has been Chief Executive Officer and Chairman of the Board of Eby Corporation, which is the parent company of Martin
K. Eby Construction Co. Inc. He is Chairman of the Company's Audit Committee. In 1992, Mr. Eby became a director of SBC Communications, Inc.

   RICHARD M. KERSCHEN, 56, 1998, has been a director of the Company since April, 1997 and director of IB since 1993. During the past five years, Mr. Kerschen has been Chairman of the Board and President of The Law Company, Inc. a commercial real estate construction company.

   THOMAS D. KITCH, 54, 1998, has been a director of the Company since April, 1997 and director of IB since 1993. During the past five years, Mr. Kitch has been a practicing attorney with the law firm of Fleeson, Gooing, Coulson & Kitch, LLC.

   ERIC T. KNORR, 55, 1999, has been a director of the Company since 1990. He was Chairman of the Board of Dulaney, Johnston & Priest, general insurance (property and casualty) independent agents, for ten years until January 1996 when he became Chairman Emeritus

   CHARLES G. KOCH, 62, 1998, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated energy company.

   J.V. LENTELL, 59, 1999, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. He was Chairman and Chief Executive Officer of Kansas State Bank and Trust from 1981 to July 1993. In 1995, he became a director of Renters Choice, Inc.

   WILLIAM B. MOORE, 45, 1999, has been a director of the Company since April 1997 and an advisory director of IB from 1993 to 1997. Mr. Moore has been Chairman of the Board of Kansas Gas and Electric Company since 1995. From 1992 to 1995, he was Vice President-Finance of Western Resources, the parent company of Kansas Gas and Electric Company.

   PAUL A. SEYMOUR Jr., 74, 1999, has been a director of the Company since 1982. Mr. Seymour was President of Arrowhead Petroleum Inc. A petition under Chapter 11 of the United States Bankruptcy Code was filed in December 1990 in the United States Bankruptcy Court for the District of Kansas by Arrowhead Petroleum, Inc. Bankruptcy proceedings by Arrowhead Petroleum, Inc. were dismissed, effective March 20, 1996. Arrowhead Petroleum, Inc. has been liquidated.

   DONALD C. SLAWSON, 64, 1999, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate development.

   JOHN T. STEWART III, 62, 2000, has been a director of the Company since 1982. During the past five years, Mr. Stewart's principal occupation has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, Caldwell State Bank, Caldwell, Kansas and First National Bank, Wellington, Kansas.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

   SUMMARY COMPENSATION TABLE
   --------------------------
   The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four executive officers during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                               Long Term
                                                                               Compensation
                                               Annual Compensation                Awards
                                       ------------------------------------
        (a)                      (b)     (c)          (d)           (e)             (f)              (g)
                                                               Other Annual    Securities       All Other
                                                               Compensation    Underlying       Compensation
Name and Principal Position      Year  Salary($)    Bonus($)       ($)(1)      Options (#)           ($)
------------------------------------------------------------------------------------------------------------
C.Q. Chandler                    1997  $263,333     $ 62,500       $22,360          5,000           $74,148
COB & CEO of the Company         1996   330,000            0        22,360              0            69,006
                                 1995   325,002      132,000        22,360         20,000            61,920

C.Q. Chandler IV                 1997  $325,000     $148,500       $12,729         10,000           $20,209
President of the Company,        1996   262,500            0             0          7,500            15,735
Chairman, President of IB        1995   215,000       64,500           490         10,000            14,264

J.V. Lentell                     1997  $228,333     $ 80,500       $     0          5,000           $ 9,500
Director of the Company          1996   219,167            0             0          5,000             9,500
Vice Chairman of IB              1995   215,000       64,500             0          2,500             9,240

R.L. Baldwin                     1997  $206,667     $ 73,500       $     0          5,000           $ 2,188
Director of the Company          1996   168,455            0             0          5,000                 0
Vice Chairman of IB

R.L. Beach                       1997  $108,333     $ 33,000       $     0          2,500           $ 3,250
Executive Vice President of the
Company and of IB

R.L. Baldwin became an employee and executive officer of IB in February of 1996; the table reflects compensation paid to Mr. Baldwin subsequent to such time. R.L. Beach became an executive officer in January of 1997. There were no other individuals who were considered executive officers of the Company at December 31, 1997.

(1) The amounts shown represent the above-market amounts paid on distributions from the 1983, 1984, 1986, or 1990 Executive Deferred Compensation Plans during each of the last three fiscal years. Does not include perquisites which certain of the executive officers received, the aggregate amount of which did not exceed the lessor of $50,000 or 10% of any such officer's salary and bonus.

(2) The amounts shown for "All other Compensation" include the following for the current year:

                                   C.Q.        C.Q.       J.V.     R.L.    R.L.
                                 Chandler  Chandler IV  Lentell  Baldwin  Beach
                                 --------  -----------  -------  -------  -----
Above-market amounts earned on
  deferred compensation plans     $67,723     $10,709    $    0   $    0  $    0
Company contributions to
  401(k) plan                       6,425       9,500     9,500    2,188   3,250
                                  ----------------------------------------------
                                  $74,148     $20,209    $9,500   $2,188  $3,250
                                  ==============================================

   STOCK OPTION PLAN
   -----------------
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. At December 31, 1997, there were options granted and unexercised for a total of 85,000 shares. The options outstanding have exercise prices between $58 and $86, with a weighted average exercise price of $70. Of the 85,000 shares granted, 17,500 were exercisable at December 31, 1997.



                                    OPTION GRANTS IN LAST FISCAL YEAR
                                                                                   Potential Realizable Value
                                                                                   at Assumed Annual Rates of
                                                                                   Stock Price Appreciation
                              Individual Grants                                    for Option Term
--------------------------------------------------------------------------------   --------------------------
      (a)                   (b)            (c)           (d)           (e)            (f)              (g)
                                      % of Total
                        Securities    Options          Exercise
                        Underlying    Granted to       or Base
                        Options       Employees in     Price
Name                       (#)        Fiscal Year       ($/Sh)   Expiration Date     5%($)            10%($)
--------------------------------------------------------------------------------   ---------------------------
C.Q. Chandler              5,000         16.7%          $86           12/09/07     $270,000        $  685,000
C.Q. Chandler IV          10,000         33.3%          $86           12/09/07     $541,000        $1,371,000
J.V. Lentell               5,000         16.7%          $86           12/09/07     $270,000        $  685,000
R.L. Baldwin               5,000         16.7%          $86           12/09/07     $270,000        $  685,000
R.L. Beach                 2,500          8.3%          $86           12/09/07     $135,000        $  343,000


                   AGGREGATE FISCAL YEAR-END OPTION VALUES

                          Number of Securities         Value of Unexercised
                     Underlying Unexercised Options    In-the-Money Options
                          at December 31, 1996         at December 31, 1996
                     ------------------------------  -------------------------
Name                   Exercisable/Unexercisable     Exercisable/Unexercisable
----                 ------------------------------  -------------------------
C.Q. Chandler                8,000/17,000                 $242,000/$374,250
C.Q. Chandler IV             5,500/22,000                 $155,875/$343,500
J.V. Lentell                 2,000/10,500                  $53,500/$149,625
R.L. Baldwin                 1,000/9,000                   $23,250/$104,250
R.L. Beach                     500/4,500                   $11,625/$52,125

   The fair market value of the Company's common stock, used to calculate the value of in-the-money options, was $88.25 per share as determined in the local over-the-counter market by the National Quotation Bureau, Incorporated.

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

                                         PENSION PLAN TABLE
REMUNERATION                         YEARS OF CREDITED SERVICE
------------      -------------------------------------------------------------
                     15          20            25            30           35
  $100,000        $20,165     $ 26,887      $ 33,609      $ 40,331     $ 47,053
   150,000         31,415       41,887        52,359        62,831       73,303
   200,000         42,665       56,887        71,109        85,331       99,553
   250,000         53,915       71,887        89,859       107,831      125,803
   300,000         65,165       86,887       108,609       130,331      152,053
   350,000         76,415      101,887       127,359       152,831      178,303
   400,000         87,665      116,887       146,109       175,331      204,553

   The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 1997, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                      COVERED       COMPLETED YEARS OF   TOTAL YEARS OF CREDITED
                   COMPENSATION AS  CREDITED SERVICE AS     SERVICE AT NORMAL
NAME                 OF 12/31/97       OF 12/31/97          RETIREMENT AGE(65)
----               ---------------  -------------------  -----------------------
C.Q. Chandler (1)      $263,333            47.75                 41.50
C.Q. Chandler IV        325,000            22.00                 42.50
J.V. Lentell            228,333            31.83                 37.42
R.L. Baldwin            206,667             1.92                 21.40
R.L. Beach              108,333            10.00                 28.00

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


   CHANGE-IN-CONTROL ARRANGEMENTS
   ------------------------------
   Under unfunded Executive Deferred Compensation Plans established in 1983, 1984, and 1986 by IB and in 1990 by the Company, in which C.Q. Chandler and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 1997, for C.Q. Chandler and C.Q. Chandler IV, would have been $1,785,517 and $3,118,455 respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

   The following table sets forth information as of February 10, 1998 relating to the beneficial ownership of the Company's common stock and capital notes by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                             SHARES OF COMMON STOCK
                                                             BENEFICIALLY OWNED(1)
                                                      --------------------------------
                                                        OWNED AT      SHARES ISSUABLE
                                                      FEBRUARY 10,   UPON CONVERSION OF   FACE AMOUNT OF
NAME                    ADDRESS                         1998(2)      CAPITAL NOTES(3)    CAPITAL NOTES
----                    -------                       -----------   ------------------   -------------

Ronald L. Baldwin       13915 Pinnacle Dr.               2,655(4)            93(4)         $    2,800
                        Wichita, KS  67230

Rick L. Beach           123 E. Hamlin Rd.                  630(5)             0            $        0
                        Andover, KS  67002

C. Robert Buford        9176 E. 13th St.                 2,053              293            $    8,800
                        Wichita, KS  67206

Frank L. Carney         2611 Wilderness Court,           1,132              732            $   22,000
                        Wichita, KS  67226

Richard G. Chance       676 S. 119th St. W.                180                0            $        0
                        Wichita, KS  67235

Charles Q. Chandler     Box One                         72,808(6)        16,736(6)         $  502,100
                        Wichita, KS  67201

Charles Q. Chandler IV  Box One                         44,561(7)        20,766(7)         $  623,000
                        Wichita, KS  67201

Anderson W. Chandler    4718 West Hills Dr.            321,969(8)        47,946(8)         $1,438,400
                        Topeka, KS  66606

David T. Chandler       c/o First National Bank        312,061(8)        48,337(8)         $1,450,200
                        Pratt, KS  67124

George T. Chandler      c/o First National Bank        270,243(8)        28,739(8)         $  862,200
                        Pratt, KS  67124

Stephen L. Clark        1625 N. Gatewood                    25                0            $        0
                        Wichita, KS  67206

Robert L. Darmon        8509 Huntington                  5,880(9)         1,140(9)         $   34,200
                        Wichita, KS  67206

Charles W. Dieker       632 Birkdale Dr.                 2,866              366            $   11,000
                        Wichita, KS  67230

W.J. Easton, Jr.        P.O. Box 889                     1,919              559            $   16,800
                        Wichita, KS 67201

Martin K. Eby, Jr.      P.O. Box 1679                    6,798            2,398            $   72,000
                        Wichita, KS  67201

Warren B. Gillespie     8201 E. Harry                  120,000                0            $        0
                        Unit 303
                        Wichita, KS  67202

Richard M. Kerschen     144 Rutland                         25                0            $        0
                        Wichita, KS  67206

Thomas D. Kitch         115 S. Rutan                        25                0            $        0
                        Wichita, KS  67218

Eric T. Knorr           P.O. Box 206                    25,194(10)        1,879(10)        $   56,400
                        Wichita, KS  67201

Charles G. Koch         P.O. Box 2256                   99,084            8,566            $  257,000
                        Wichita, KS  67201

J.V. Lentell            1700 Laurel Cove                 2,125(11)            0            $        0
                        Wichita, KS  67206

William B. Moore        2764 N. North Shore Ct.            100                0            $        0
                        Wichita, KS  67205

Paul A. Seymour, Jr.    8500 Killarney Place           121,031(12)       20,131(12)        $  604,000
                        Wichita, KS  67206

Donald C. Slawson       104 South Broadway,              3,820(13)        2,320            $   69,600
                        Suite 200
                        Wichita, KS  67202

John T. Stewart III     Box 2                          145,226           24,106            $  723,200
                        Wellington, KS  67152

Polly G. Townsend       Five Live Oak                  120,000                0            $        0
                        Fernandina Beach, FL  32034

Directors and Executive
Officers as a Group (22 persons)                       808,380(14)      128,824(14)        $3,865,100



     (1) Including and excluding shares issuable upon conversion of the Convertible Capital Notes ("capital notes"), the officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:

                           Percentage Ownership of Common Stock
                           ------------------------------------
                            Including Shares  Excluding Shares
                              Issuable Upon     Issuable Upon      Percentage
                              Conversion of     Conversion of     Ownership of
                              Capital Notes     Capital Notes     Capital Notes
                              -------------     -------------     -------------
Charles Q. Chandler III           3.32%             2.97%             4.48%
Charles Q. Chandler IV            2.03%             1.09%             5.55%
Anderson W. Chandler*            14.51%            12.62%            12.82%
David T. Chandler*               14.06%            12.15%            12.93%
George T. Chandler*              12.28%            11.12%             7.69%
Warren B. Gillespie               5.53%             5.53%             0.00%
Eric T. Knorr                     1.16%             1.07%             0.50%
Charles G. Koch                   4.55%             4.17%             2.29%
Paul A. Seymour, Jr.              5.52%             4.65%             5.38%
John T. Stewart III               6.61%             5.58%             6.45%
Polly G. Townsend                 5.53%             5.53%             0.00%

  *Includes shares directly owned and shares controlled as co-trustees. See (8).

         The Directors and Executive Officers as a group beneficially owned 34.89% of the Company's common stock including shares issuable upon conversion of the capital notes, 31.05% of the common stock excluding shares issuable upon conversion of the capital notes, and 34.45% of the capital notes.

     (2) Includes shares issuable upon conversion of the capital notes and upon exercise of common stock options.

     (3) Shares issuable upon conversion in accordance with the terms of the Convertible Capital Notes issued December 22, 1987. The capital notes are convertible into common stock, at any time prior to the close of business on the fifteenth day prior to maturity on December 22, 1999, at a conversion price of $30.00 per share, subject to adjustment in certain circumstances.

     (4) Mr. Baldwin's beneficial ownership includes 1,562 share of common stock, currently exercisable options to purchase 1,000 shares of common stock and $2,800 of capital notes (93 shares) over which he shares voting and investment powers with his wife, Cindy Baldwin.

     (5) Includes currently exercisable options to purchase 500 shares of common stock.

     (6) Includes currently exercisable options to purchase 8,000 shares of Common Stock. Does not include 400 shares of common stock and $2,000 of capital notes, convertible into 66 shares of common stock, owned by Georgia J. Chandler (wife), 241,504 shares of common stock and $862,200 of capital notes, convertible into 28,739 shares of common stock, beneficially owned by George T. Chandler (uncle), and 18,295 shares of common stock and $623,000 of capital notes, convertible into 20,766 shares of common stock, beneficially owned by Charles Q. Chandler IV (son).

     (7) Includes currently exercisable options to purchase 5,500 shares of common stock. Does not include 95 shares of common stock owned by Marla J. Chandler (wife).

     (8)  Anderson,   David  and  George  Chandlers'   beneficial  ownership  is
          comprised of the following:

          (a) Shares beneficially owned by all three over which they share voting and investment power:

               (1) 34,844 shares of common stock and $305,800 of capital notes (10,193 shares) held as co-trustees for the Grace Gannon Trust.

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

     (9) Mr. Darmon's beneficial ownership is comprised of 45 shares of common stock held in his name over which he has sole voting and investment power and 4,695 shares of common stock and $34,200 of capital notes (1,140 shares) held in a trust with his wife, Beatrice F. Darmon, with whom he shares voting and investment power.

     (10) Mr. Knorr's beneficial ownership is comprised of: (a) $29,200 of capital notes (973 shares) held in his name; (b) 1,252 shares of common stock held by him in an Individual Retirement Account; (c) 16,523 shares of common stock held in a trust with his wife, Darlene
          R. Knorr over which he has sole voting and investment power; (d) 5,440 shares of common stock and $27,200 of capital notes (906 shares) held jointly with his wife over which he has shared voting and investment power; and (e) 100 shares of common stock held by Eric T. Knorr, Custodian for Elizabeth T. Knorr under the Uniform Gifts To Minors Act over which he has sole voting and investment power. Does not include 200 shares of common stock, owned by Darlene R. Knorr, in which Mr. Knorr disclaims beneficial ownership.

     (11) Includes currently exercisable options to purchase 2,000 shares of common stock.

     (12) Mr. Seymour's beneficial ownership is comprised of the following: (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 26,800 shares of common stock and $39,000 of capital notes (1,300 shares) held by John Wofford Seymour and $120,000 of capital notes (4,000 shares) held in the John Wofford Seymour family trust over which he shares voting and investment power with Dorothea W. Seymour; (c) 26,160 shares of common stock and $155,800 of capital notes (5,193 shares) held by William Todd Seymour over which he shares voting and investment power with Dorothea W. Seymour; (d) 23,920 shares of common stock and $144,600 of capital notes (4,819 shares) held by INTRUST Bank, N.A., Trustee of Elizabeth Seymour Trust U/A dated June 1, 1980 over which he shares voting and investment power with Dorothea W. Seymour; (e) 23,920 shares of common stock and $144,600 of capital notes (4,819 shares) held by INTRUST Bank, N.A., Trustee of Katherine Seymour Trust U/A dated February 11, 1981 over which he shares voting and investment power with Dorothea W. Seymour.

     (13) Mr. Slawson's beneficial ownership is comprised of (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 1,400 shares of common stock and $34,800 of capital notes (1,160 shares) held by Judith A. Slawson (wife) over which he has shared voting and investment power; and (c) $34,800 of capital notes (1,160 shares) held by Kathryn A. Slawson (Mother) and Donald C. Slawson, co-trustees of the Kathryn A. Slawson Living Trust over which he has shared voting and investment power.

     (14) Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.


Item 13.       Certain Relationships and Related Transactions.
--------       -----------------------------------------------

   Certain Business Relationships
   ------------------------------
   On January 25, 1995, Koch Industries, Inc. ("Koch"), in which Charles G. Koch, a director and stockholder of the Company, owns more than 10% of the common stock, purchased an investor participation certificate in the amount of $50,000,000 representing an interest in the INTRUST Bank Credit Card Trust 1995-A at a certificate rate of 8.9% per annum. These certificates were purchased by Koch pursuant to a Certificate Purchase Agreement dated January 25, 1995 by and between INTRUST Bank N.A. and Koch. Pursuant to a Pooling and Servicing Agreement dated as of January 1, 1995, the First National Bank of Chicago agreed to serve as the Trustee of the INTRUST Credit Card Trust 1995-A and INTRUST Bank N.A. agreed to be the servicer of the accounts transferred to the Trust. Interest only is due under the Certificate during the first two years of the agreement and principal plus interest will be paid during the third year of the agreement. The Certificate matured on December 31, 1997 and was paid in full as of December 31, 1997.

   Neither the Company nor any of its subsidiaries entered into during 1997 or has proposed to enter into any other material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

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

    1. Financial Statements - The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report:

            Report of Independent Public Accountants

            Consolidated  Statements  of Financial  Condition as of December 31,
               1997 and 1996

            Consolidated  Statements of Income for the years ended  December 31,
               1997, 1996 and 1995

            Consolidated  Statements of Stockholders' Equity for the years ended
               December 31, 1997, 1996 and 1995

            Consolidated  Statements of Cash Flows for the years ended  December
               31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

    2. Financial Statement Schedules: All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

    3.  Exhibits:
        Number                     Description
        ------                     -----------

        3(a) Restated Bylaws of the Registrant, as amended through December, 1997 (appears herein as exhibit)

        3(b) Restated Articles of Incorporation of Registrant, as amended through December, 1997 (appears herein as exhibit)

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

        21      Subsidiaries of the Registrant (appears herein as exhibit)

        27      Financial Data Schedule (appears herein as exhibit)

        *  Exhibit relates to management compensation

(b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTRUST Financial Corporation

Date:  March  10 , 1998                     By  /s/ C. Q. Chandler
                                               -------------------
                                               C. Q. Chandler
                                               Chairman of the Board
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March  10 , 1998                         /s/ C. Q. Chandler
                                            ----------------------------
                                            C. Q. Chandler
                                            Director, Chairman of the Board
                                              and Chief Executive Officer


Date:  March  10 , 1998                         /s/ Jay L. Smith
                                            ----------------------------
                                            Jay L. Smith
                                            Senior Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)


Date:  March  10 , 1998                         /s/ Ronald L. Baldwin
                                            ----------------------------
                                                    Ronald L. Baldwin
                                                    Director


Date:  March  10 , 1998                         /s/ C. Robert Buford
                                            ----------------------------
                                                    C. Robert Buford
                                                    Director


Date:  March  10 , 1998                         /s/ Frank L. Carney
                                            ----------------------------
                                                    Frank L. Carney
                                                    Director


Date:  March  10 , 1998                     ----------------------------
                                                    Richard G. Chance
                                                    Director


Date:  March  10 , 1998                         /s/ C. Q. Chandler IV
                                            ----------------------------
                                                    C. Q. Chandler IV
                                                    Director


Date:  March  10 , 1998                         /s/ George T. Chandler
                                            ----------------------------
                                                    George T. Chandler
                                                    Director

Date:  March  10 , 1998                         /s/ Stephen L. Clark
                                            ----------------------------
                                                    Stephen L. Clark
                                                    Director

Date:  March  10 , 1998                     ----------------------------
                                                    R. L. Darmon
                                                    Director


Date:  March  10 , 1998                         /s/ Charles W. Dieker
                                            ----------------------------
                                                    Charles W. Dieker
                                                    Director


Date:  March  10 , 1998                         /s/ W. J. Easton
                                            ----------------------------
                                                    W. J. Easton Jr.
                                                    Director


Date:  March  10 , 1998                     ----------------------------
                                                    Martin K. Eby Jr.
                                                    Director


Date:  March  10, 1998                          /s/ Richard M. Kerschen
                                            ---------------------------
                                                    Richard M. Kerschen
                                                    Director


Date:  March  10, 1998                          /s/ Thomas D. Kitch
                                            ----------------------------
                                                    Thomas D. Kitch
                                                    Director


Date:  March  10 , 1998                         /s/ Eric T. Knorr
                                            ----------------------------
                                                    Eric T. Knorr
                                                    Director


Date:  March  10 , 1998                     ----------------------------
                                                    Charles G. Koch
                                                    Director


Date:  March 10, 1998                           /s/ J. V. Lentell
                                            ----------------------------
                                                    J. V. Lentell
                                                    Director


Date:  March  10, 1998                      ----------------------------
                                                    William B. Moore
                                                    Director


Date:  March  10 , 1998                         /s/ Paul A. Seymour, Jr.
                                            ----------------------------
                                                    Paul A. Seymour, Jr.
                                                    Director


Date:  March  10 , 1998                         /s/ Donald C. Slawson
                                            ----------------------------
                                                    Donald C. Slawson
                                                    Director


Date:  March  10 , 1998                        /s/ John T. Stewart III
                                            ----------------------------
                                                    John T. Stewart III
                                                    Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to
Section 12 of the Act. Concurrently with the filing of this Form 10-K, Registrant is furnishing the Commission, for its information, four copies of INTRUST Financial Corporation's Annual Report to Shareholders.

                                INDEX TO EXHIBITS



EXHIBIT #                        DESCRIPTION


  3(a)                   Restated Bylaws

  3(b)                   Restated Articles of Incorporation

 11                      Computation of Earnings Per Share

 21                      Subsidiaries of the Registrant

 27                      Financial Data Schedule