Form 10-Q
period 1998-03-31
INTRUST FINANCIAL CORP /
filed 1998-05-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


            [X]       Quarterly  Report Pursuant to Section 13 or
                      15(d)  of the  Securities  Exchange  Act of
                      1934 For the period ended March 31, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the transition period from _____to _____


                                  ------------


                         Commission file number 2-78658


                          INTRUST Financial Corporation
                          -----------------------------
             (Exact name of registrant as specified in its charter)


   Kansas                                               48-0937376
   -------------------------------                      ----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification Number)


   105 North Main Street
   Box One
   Wichita, Kansas                                      67201
   ---------------------                                ----------
   (Address of principal                                (Zip Code)
   executive offices)

   Registrant's telephone number, including area code: (316) 383-1111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

At April 16, 1998, there were 2,170,729 shares of the registrant's common stock, par value $5 per share, outstanding.

                     Part 1. Financial Information

                     INTRUST  Financial   Corporation
        Consolidated Condensed Statements of Financial Condition
        (Unaudited - dollars in thousands except per share data)

                                                      March 31,    December 31,
Assets                                                  1998           1997
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                           $  208,741     $  171,494
   Federal funds sold and securities purchased
      under agreements to resell                        114,875         89,615
--------------------------------------------------------------------------------
        Total cash and cash equivalents                 323,616        261,109
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $232,357
     for 1998 and $280,715 for 1997)                    230,812        270,971
   Available-for-sale, at market                        122,970         33,346
   Equity, at cost                                        2,771          2,833
--------------------------------------------------------------------------------
     Total investment securities                        356,553        307,150
--------------------------------------------------------------------------------
Loans held-for-sale                                      20,473         16,422
Loans, net of allowance for loan losses of
   $19,739 in 1998 and $17,932 in 1997                1,242,905      1,244,527
Land, buildings and equipment, net                       26,281         26,529
Other assets                                             63,079         68,085
--------------------------------------------------------------------------------
      Total assets                                   $2,032,907     $1,923,822
-----------------------------------------------------===========================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                          $1,586,870     $1,552,766
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                  204,531        183,678
      Other                                               7,704          7,507
--------------------------------------------------------------------------------
        Total short-term borrowings                     212,235        191,185
--------------------------------------------------------------------------------
   Accounts payable and accrued liabilities              13,909         13,007
   Notes payable                                         15,000         23,000
   Convertible capital notes                             11,219         11,219
   Guaranteed preferred beneficial interests in the
      Company's subordinated debentures                  57,500              0
--------------------------------------------------------------------------------
          Total liabilities                           1,896,733      1,791,177
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,415,071 shares issued                 12,075         12,075
   Capital surplus                                       12,377         12,377
   Retained earnings                                    129,173        124,877
   Treasury stock, at cost (244,342 shares in
      1998 and 240,277 shares in 1997)                  (17,429)       (17,081)
   Unrealized securities gains (losses) net of tax          (22)           397
--------------------------------------------------------------------------------
          Total stockholders' equity                    136,174        132,645
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity     $2,032,907     $1,923,822
-----------------------------------------------------===========================

The accompanying notes are an integral part of these consolidated financial statements.

                         INTRUST Financial Corporation

                  Consolidated Condensed Statements of Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                               1998       1997
--------------------------------------------------------------------------------
Interest income:
   Loans                                                     $29,101    $25,677
   Investment securities                                       4,937      4,479
   Federal funds sold and securities purchased under
      agreements to resell, and other                          1,966        696
--------------------------------------------------------------------------------
       Total interest income                                  36,004     30,852
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   12,570     11,948
   Federal funds purchased and securities sold under
      agreement to repurchase                                  2,616      1,750
   Convertible capital notes                                     252        252
   Subordinated debentures                                       921          0
   Other borrowings                                              411        461
--------------------------------------------------------------------------------
       Total interest expense                                 16,770     14,411
--------------------------------------------------------------------------------
       Net interest income                                    19,234     16,441
Provision for loan losses                                      3,600      1,600
--------------------------------------------------------------------------------
       Net interest income after provision for loan losses    15,634     14,841
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                         2,434      2,369
   Trust department fees                                       2,572      1,632
   Credit card fees                                            2,351      3,407
   Securities gains                                              126          0
   Other service charges, fees and income                      4,061      2,763
--------------------------------------------------------------------------------
       Total noninterest income                               11,544     10,171
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                              9,199      8,368
   Net occupancy and equipment expense                         2,149      2,032
   Advertising and promotional activities                        870      1,055
   Data processing expense                                       955        958
   Supplies                                                      597        513
   Postage and dispatch                                          526        569
   Goodwill amortization                                         405        404
   Deposit insurance assessment                                   59        (29)
   Other                                                       3,894      3,897
--------------------------------------------------------------------------------
       Total noninterest expenses                             18,654     17,767
--------------------------------------------------------------------------------
       Income before provision for income taxes                8,524      7,245
Provision for income taxes                                     3,142      2,689
--------------------------------------------------------------------------------
       Net income                                            $ 5,382    $ 4,556
-------------------------------------------------------------===================
Per share data:
   Basic earnings per share                                    $2.48      $2.07
-------------------------------------------------------------===================
   Diluted earnings per share                                  $2.16      $1.83
-------------------------------------------------------------===================
Cash Dividends                                                 $0.50      $0.35
-------------------------------------------------------------===================

The accompanying notes are an integral part of these consolidated financial statements.

                         INTRUST Financial Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                           (in thousands of dollars)
                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998        1997
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                              $   5,382    $  4,556
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                 3,600       1,600
   Provision for depreciation and amortization               1,740       1,685
   Amortization of premium and accretion of discount
      on investment securities                                (324)        (77)
   Gain on sale of investment securities                      (126)          0
   Changes in assets and liabilities:
    Loans held for sale                                     (4,051)      4,929
    Prepaid expenses and other assets                           20        (450)
    Income taxes                                             8,099       2,674
    Interest receivable                                     (1,186)     (1,280)
    Interest payable                                         2,006       2,542
    Other liabilities                                       (1,316)      3,950
    Other                                                       72          39
--------------------------------------------------------------------------------
     Net cash provided by operating activities              13,916      20,168
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                      (101,171)    (20,017)
   Investment securities matured or called                  51,631      33,439
   Proceeds from sale of investment securities                 161           0
   Net increase in loans                                    (2,909)    (78,777)
   Purchases of land, buildings and equipment                 (805)       (508)
   Proceeds from sale of equipment                               5           0
   Proceeds from sale of other real estate
      and repossessions                                        883         831
   Other                                                    (2,424)       (768)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities             (54,629)    (65,800)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase in deposits                                 34,104      20,919
   Net increase in short-term borrowings                    21,050      11,399
   Proceeds from notes payable                                   0       4,000
   Payments on notes payable                                (8,000)          0
   Proceeds from subordinated debentures                    57,500           0
   Cash dividends                                           (1,086)       (772)
   Purchase of treasury stock                                 (348)       (247)
--------------------------------------------------------------------------------
     Net cash provided by financing activities             103,220      35,299
--------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents     62,507     (10,333)

Cash and cash equivalents at beginning of period           261,109     185,104
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 323,616    $174,771
---------------------------------------------------------=======================
Supplemental disclosures
   Interest paid                                           $14,764     $11,869
   Income tax paid (refunded)                              $(4,957)        $15

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  PRINCIPLES OF CONSOLIDATION AND PRESENTATION
    --------------------------------------------

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

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1997 INTRUST
Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1997 Form 10-K for additional disclosure.

2.  ALLOWANCE FOR LOAN LOSSES
    -------------------------

The following is a summary of the allowance for loan losses for the three months ended March 31, 1998 and 1997 (in thousands):

                                                     1998             1997
                                                   -------          -------
       Balance, January 1                          $17,932          $15,536
       Additions:
          Provision for loan losses                  3,600            1,600
                                                   -------          -------
                                                    21,532           17,136
       Deductions:
          Loans charged off                          2,199            1,351
          Less recoveries on loans
             previously charged off                    406              359
                                                   -------          -------
          Net loan losses                            1,793              992
                                                   -------          -------
       Balance, March 31                           $19,739          $16,144
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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $48,000 at March 31, 1998 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.

3.  EARNINGS PER SHARE CALCULATIONS
    -------------------------------

Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options and assumes that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of each respective period presented with related adjustments to interest and income tax expense. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:
                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
                                                            1998        1997
--------------------------------------------------------------------------------
Net income for basic earnings per share                     $5,382      $4,556
Interest expense on convertible debt, net of taxes             164         164
Net income for diluted earnings per share                   $5,546      $4,720
------------------------------------------------------------====================

Weighted average shares for basic earnings per share     2,171,292   2,202,188
Shares issuable upon exercise of stock options              28,066       3,500
Shares issuable upon conversion of capital notes           373,967     373,967
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share   2,573,324   2,579,655
---------------------------------------------------------=======================

Pro forma disclosures of earnings per share, as if the fair value based method of accounting as defined in SFAS No. 123 had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method followed by the Company.

4.  COMPREHENSIVE INCOME
    --------------------

The Company has adopted SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and capital surplus in the equity section of a statement of financial condition.

Total comprehensive income for the periods ending March 31, 1998 and 1997 was $4,963 and $4,546 respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended March 31, 1998 was $5,382,000, increasing 18.1% over 1997's net income of $4,556,000. The Company continues to experience solid growth in its principal markets, leading to increased net interest income and noninterest income. During the first quarter of 1998, the Company completed its offering of $57,500,000 in trust preferred securities. This issuance, identified as
"Guaranteed preferred beneficial interests in the Company's subordinated debentures" in the accompanying financial statements, was an important source of capital for the Company and will serve to support the future growth of the Company. With the sale of the national credit card portfolio in 1997, this portfolio had no impact on the Company's operating results this year.

NET INTEREST INCOME. The Company's net interest income increased $2,793,000, or 17%, over prior year levels. Much of this increase was volume-related, as first quarter 1998 average interest-earning assets increased 14.6% over prior year levels. The Company also experienced an increase in the yield on its average interest-earning assets of approximately 15 basis points. As noted in previous filings, terms of the sale of the national credit card portfolio in 1997 resulted in a decrease in yields during that year. Continued growth in the Company's commercial lending portfolio, along with the scheduled amortization of one of the Company's credit card securitization transactions, have resulted in funds being invested in somewhat higher interest-earning assets in 1998. Average loans and leases in 1998 have increased approximately $93 million over comparable 1997 levels, and the Company expects that the continued dislocation in its principal markets will provide additional growth opportunities. However, the Company continues to operate in a very competitive market, and anticipates that it will continue to confront pressure on its interest margins throughout the remainder of the year.

Funding costs were little-changed in the first quarter. The overall interest rate environment during the quarter was relatively stable, but conditions remain competitive in the Company's principal markets. The Company does not expect this environment to change. However, significant efforts have been made by the Company in enhancing its delivery systems and sales initiatives, and the Company has been successful in increasing its deposit base. The Company has experienced growth in its total number of deposit accounts, and total deposits at March 31, 1998 were 9.5% higher than they were at March 31, 1997. In addition to its efforts to increase its deposit base, the Company continues to evaluate alternative funding sources.


PROVISION FOR LOAN LOSSES. The provision for loan losses for the first quarter of 1998 was $3,600,000, an increase of $2,000,000 over the same period of the preceding year. The Company continues to build its allowance for loan losses in recognition of the significant growth it has experienced in its loan portfolio. Average loans in the first quarter of 1998 were 15.9% higher than they were in 1997. While net charge-offs as a percentage of average loans increased only five basis points from 1997 levels, the Company has recorded somewhat higher provisions for loan losses, recognizing that the dollar amount of loans charged-off will probably increase as the loan portfolio grows.

As discussed in previous filings, the sale of the national credit card portfolio had a significant impact on the provision for loan losses in 1997. Net charge-offs as a percentage of average loans declined significantly in 1997, from .39% of average loans in the first quarter of 1996 to .09% in the first quarter of 1997. While this percentage increased to .14% in the first quarter of 1998, the Company believes its charge-off experience in 1998 will be substantially less than that experienced while it owned the national credit card portfolio. All segments of the loan portfolio are performing as had been expected, and there have been no significant, unanticipated losses in the loan portfolio in 1998. The provision for loan losses in excess of net charge-offs recorded by the Company has resulted in an allowance for loan losses at March 31, 1998 equal to 1.56% of loans, increasing from 1.43% in 1997. While the Company anticipates some increase in its 1998 provision for loan losses arising from growth in loan volumes, it does not expect a significant change from 1997 levels.

Summary of Loan Loss Experience
-------------------------------
                                                            March 31,
                                                       1998          1997
--------------------------------------------------------------------------------
Amount of loans at period-end                       $1,262,644    $1,131,198
----------------------------------------------------============================
YTD Average loans outstanding                       $1,257,641    $1,084,739
----------------------------------------------------============================

Beginning balance of allowance for loan losses         $17,932       $15,536

Loans charged-off
   Commercial, Financial and Agricultural                  361           167
   Credit Card                                           1,318           727
   Installment                                             520           457
--------------------------------------------------------------------------------
Total loans charged off                                  2,199         1,351
--------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                  133           169
   Real Estate-Mortgage                                      5            11
   Credit Card                                             204           117
   Installment                                              64            62
--------------------------------------------------------------------------------
Total recoveries                                           406           359
--------------------------------------------------------------------------------
Net loans charged off                                    1,793           992

Provision charged to expense                             3,600         1,600
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses            $19,739       $16,144
----------------------------------------------------============================
Net charge-offs/average loans                            0.14%         0.09%
----------------------------------------------------============================
Allowance for loan losses/loans at period-end            1.56%         1.43%
----------------------------------------------------============================


The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                            March 31, 1998    December 31, 1997
--------------------------------------------------------------------------------
                                                    Percent             Percent
                                           Amount   of Total   Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial  and Agricultural  $  610,860    48.4% $  623,707    49.4%
Real Estate-Construction                     31,010     2.4      29,179     2.3
Real Estate-Mortgage                        239,809    19.0     230,133    18.2
Installment, excluding credit card          270,918    21.5     259,074    20.5
Credit card                                 110,047     8.7     120,366     9.6
--------------------------------------------------------------------------------
  Subtotal                               $1,262,644   100.0%  1,262,459   100.0%
Allowance for loan losses                   (19,739)            (17,932)
--------------------------------------------------------------------------------
                                         $1,242,905          $1,244,527
-----------------------------------------=======================================

Loans  considered risk elements,  as presented in the following  table,  totaled
 .45% of total loans at March 31, 1998, compared to .53% at December 31, 1997 and .95% at March 31, 1997. At March 31, 1998, the Company's allowance for loan losses was equal to 342% of those loans considered risk elements. Comparable percentages at December 31, 1997 and March 31, 1997 (excluding the nonaccrual and past due loans contained in the national credit card portfolio) were 266% and 250%, respectively. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio.

                                               March 31,        December 31,
                                                 1998              1997
--------------------------------------------------------------------------------
       Loan Categories
            Nonaccrual Loans                    $3,930             $4,618
            Past Due 90 days or more             1,845              2,120
--------------------------------------------------------------------------------
       Total                                    $5,775             $6,738
------------------------------------------------================================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at March 31, 1998. Growth in deposits and repurchase agreements has resulted in the Company experiencing an increase in its liquidity levels. The Company's loan/deposit ratio at March 31, 1998 was 79.6% compared to 83.6% at March 31, 1997. The Company continues to maintain an investment portfolio with a relatively short weighted average maturity. At March 31, 1998, the average maturity of United States government and agency securities in the investment portfolio was 1 year and 8 months, and the average maturity of municipal securities was 4 years and 3 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 1998, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company is experiencing in its loan portfolio, it has started classifying purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

As mentioned previously, the Company completed a $57,500,000 offering of trust preferred securities in January, 1998. These preferred securities are considered capital for regulatory purposes but are classified as indebtedness for financial reporting and income tax purposes. Terms of the preferred security issue provide for a dividend rate of 8.24% and a maturity date of January 31, 2028, which may be shortened to a date no earlier than January 31, 2003 or extended to a date no later than January 31, 2037 if certain conditions are met.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 1998, the Company's total capital to risk-weighted assets ratio was 13.3% and its Tier 1 capital to risk-weighted assets ratio was 8.6%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. First quarter noninterest income increased 13.5% over prior year levels to $11,544,000. With the exception of credit card fees, growth was realized in all major areas of noninterest income. The decline in credit card fees is attributable to the amortization of one of the Company's credit card securitization transactions in December, 1997, and the Company's decision to cease the processing of national merchant accounts. This business was sold in the first quarter of 1998.

Service charges on deposit accounts increased modestly (2.7%) over prior year levels, reflecting the volume increases realized by the Company. As discussed in previous filings, the Company has substantially increased its investments in the wealth management area. Quarterly fee income generated by this line of business continues to increase. First quarter, 1998 trust fee income increased 6.7% over the fourth quarter of 1997, and was 57.6% higher than the level of income recorded during the first quarter of 1997. Securities gains recognized during the first quarter were the result of a contractual agreement specifying the sale over a three year period of some stock acquired in a previous acquisition. The Company entered into no other investment security sales in the first quarter.

Other service charges, fees and income increased 47% over 1997 levels. As noted above, the Company, during the first quarter of 1998, elected to sell its national merchant processing business. The Company continues to process merchant accounts, but believes that its efforts can be more productive if focused on its regional trade territory. The sale of this national merchant processing business resulted in the recognition of a $1.5 million gain on the disposition of the business. The Company also experienced a substantial increase in fees realized from the sale of alternative investment products and from the monthly fee income generated by the Company's previously described securitization and sale of approximately $45 million in automobile loans.

Total noninterest expenses in the first quarter increased 5.0% over comparable 1997 amounts. Most of this increase was in the area of salaries and employee benefits. At March 31, 1998, the Company employed 891 full-time equivalent employees. The comparable March 31, 1997 number was 894. The Company's principal market presently has an unemployment rate of 2.8%, and competition for personnel is significant. In addition, after relatively moderate increases the past two years, the Company's first quarter 1998 health care costs increased approximately 11% over 1997 levels. These two factors were the primary reasons for the increase in this line item.

Net occupancy and equipment costs increased $117,000, as fully-depreciated technology equipment was replaced and enhancements were made to the Company's traditional branch delivery system and its electronic delivery systems. The year-over-year decrease in advertising and promotional activities is principally an issue of timing, as total 1998 expenditures are not anticipated to be less than 1997 amounts. Year-over-year changes in other noninterest expense categories were relatively modest.


YEAR 2000 ISSUES. As described in previous filings, the Company is actively engaged in efforts to assess the impact of the inability of existing data processing hardware and software to recognize calendar dates beginning in the year 2000. The Company outsources its principal data processing activities to third party vendors, and all significant software applications are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the "Year 2000" issue. The Company's "Year 2000" project team is actively engaged in the development, monitoring and updating of business unit workplans. The assessment phase for the Company's critical data processing systems has been completed. While the Company does not expect that its "Year 200" efforts will have a material impact on its financial position or its results of operations, it does believe that "Year 2000" efforts will delay its ability to implement system enhancements that would provide increased efficiencies. In addition, the failure of bank customers to adequately prepare for "Year 2000" compatibility could have a significant adverse effect on such customer's operations and profitability, thereby impacting that customer's ability to repay loans in accordance with their terms. The Company has begun contacting and surveying its customer base on their "Year 2000" efforts. However, until sufficient information has been obtained to enable the Company to assess the degree to which customer's operations are susceptible to potential "Year 2000" problems, the Company will be unable to quantify the potential for losses from loans to its commercial customers.

NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 131, which is effective for fiscal years beginning after December 15, 1997, requires additional disclosure information with regard to business segments. While this Statement may impose additional disclosure requirements on the Company, the Company does not anticipate that it will have a significant impact on operating results or its financial condition.

Statement of Financial Accounting Standards No. 132, revises employers' disclosures about pension and other postretirement benefit plans effective for fiscal years beginning after December 15, 1997. It does not change the measurement or recognition of those plans. The Company does not anticipate that adoption of Statement No. 132 will have a material impact on its financial statements.

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


INTRUST Financial Corporation




Date:  May 14, 1998                           By: /s/ C.Q. Chandler IV
                                                 ---------------------
                                                 C. Q. Chandler IV
                                                 President
                                                 (Principal Executive Officer)




Date:  May 14, 1998                           By: /s/ Jay L. Smith
                                                 -----------------
                                                 Jay L. Smith
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
------                   -----------
  27                     Financial Data Schedule