Form 10-Q
period 1998-06-30
INTRUST FINANCIAL CORP /
filed 1998-08-10
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the transition period from _____to _____


                                  ------------


                         Commission file number 2-78658


                          INTRUST Financial Corporation
                          -----------------------------
             (Exact name of registrant as specified in its charter)


      Kansas                                             48-0937376
      ------                                             ----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification Number)


      105 North Main Street
      Box One
      Wichita, Kansas                                    67201
      ---------------                                    -----
      (Address of principal                              (Zip Code)
      executive offices)

      Registrant's telephone number including area code: (316) 383-1111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 15, 1998, there were 2,149,962 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                       June 30,     December 31,
Assets                                                   1998           1997
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                            $  169,826     $  171,494
   Federal funds sold and securities purchased
      under agreements to resell                          50,600         89,615
--------------------------------------------------------------------------------
        Total cash and cash equivalents                  220,426        261,109
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $219,441 for 1998
      and $280,715 for 1997)                             217,900        270,971
   Available-for-sale, at market                         142,858         33,346
   Equity, at cost                                         2,778          2,833
--------------------------------------------------------------------------------
        Total investment securities                      363,536        307,150
--------------------------------------------------------------------------------
Loans held-for-sale                                       26,740         16,422
Loans, net of allowance for loan losses of
   $20,342 in 1998 and $17,932 in 1997                 1,283,007      1,244,527
Land, buildings and equipment, net                        26,231         26,529
Other assets                                              62,079         68,085
--------------------------------------------------------------------------------
      Total assets                                    $1,982,019     $1,923,822
------------------------------------------------------==========================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                           $1,516,907     $1,552,766
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                   217,158        183,678
      Other                                                9,621          7,507
--------------------------------------------------------------------------------
 Total short-term borrowings                             226,779        191,185
--------------------------------------------------------------------------------
   Accounts payable and accrued liabilities               17,359         13,007
   Notes payable                                          15,000         23,000
   Convertible capital notes                              11,143         11,219
   Guaranteed preferred beneficial interests in the
      Company's subordinated debentures                   57,500              0
--------------------------------------------------------------------------------
          Total liabilities                            1,844,688      1,791,177
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,416,820 shares issued                  12,084         12,075
   Capital surplus                                        12,421         12,377
   Retained earnings                                     132,524        124,877
   Treasury stock, at cost (264,218 shares in
         1998 and 240,277 shares in 1997)                (19,823)       (17,081)
   Unrealized securities gains net of tax                    125            397
--------------------------------------------------------------------------------
         Total stockholders' equity                     137,331        132,645
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $1,982,019     $1,923,822
------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

                   Consolidated Condensed Statements of Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                               Three Months       Six Months
                                              Ended June 30,    Ended June 30,
                                              --------------    --------------
                                               1998     1997     1998     1997
--------------------------------------------------------------------------------
Interest income:
   Loans                                     $29,494  $28,242  $58,595  $53,919
   Investment securities                       5,366    4,335   10,303    8,814
   Federal funds sold and securities
      purchased under agreements to
      resell, and other                        1,551      300    3,517      996
--------------------------------------------------------------------------------
  Total interest income                       36,411   32,877   72,415   63,729
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                   12,888   12,185   25,458   24,133
   Federal funds purchased and securities
      sold under agreement to repurchase       2,569    1,868    5,185    3,618
   Convertible capital notes                     252      253      504      505
   Subordinated debentures                     1,185        0    2,106        0
   Other borrowings                              375      485      786      946
--------------------------------------------------------------------------------
       Total interest expense                 17,269   14,791   34,039   29,202
--------------------------------------------------------------------------------
       Net interest income                    19,142   18,086   38,376   34,527
Provision for write-down of loans
   held-for-sale                                   0    4,645        0    4,645
Provision for loan losses                      2,350    2,420    5,950    4,020
--------------------------------------------------------------------------------
       Net interest income after
          provision for loan losses           16,792   11,021   32,426   25,862
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts         2,764    2,497    5,198    4,866
   Wealth management fees                      2,570    1,779    5,142    3,411
   Credit card fees                            2,067    3,230    4,418    6,637
   Securities gains                                0      165      126      165
   Other service charges, fees and income      2,519    2,601    6,580    5,364
--------------------------------------------------------------------------------
       Total noninterest income                9,920   10,272   21,464   20,443
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits              9,350    8,798   18,549   17,166
   Net occupancy and equipment expense         2,143    2,038    4,292    4,070
   Advertising and promotional activities      1,130    1,029    2,000    2,084
   Data processing expense                       913      824    1,868    1,782
   Supplies                                      612      642    1,209    1,155
   Postage and dispatch                          525      575    1,051    1,144
   Goodwill amortization                         405      403      810      807
   Deposit insurance assessment                   63       61      122       32
   Other                                       3,398    4,085    7,292    7,982
--------------------------------------------------------------------------------
       Total noninterest expenses             18,539   18,455   37,193   36,222
--------------------------------------------------------------------------------
       Income before provision for
          income taxes                         8,173    2,838   16,697   10,083
Provision for income taxes                     3,736      797    6,878    3,486
--------------------------------------------------------------------------------
       Net income                            $ 4,437  $ 2,041  $ 9,819  $ 6,597
---------------------------------------------===================================
Per share data:
   Basic earnings per share                    $2.05    $0.93    $4.53    $3.00
---------------------------------------------===================================
   Diluted earnings per share                  $1.78    $0.86    $3.94    $2.68
---------------------------------------------===================================
Cash Dividends                                 $0.50    $0.35    $1.00    $0.70
---------------------------------------------===================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                             1998       1997
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                               $   9,819  $   6,597
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                  5,950      8,665
   Provision for depreciation and amortization                3,478      3,378
   Amortization of premium and accretion of discount on
         investment securities                                 (552)      (172)
   Gain on sale of investment securities                       (126)      (165)
   Changes in assets and liabilities:
    Loans held for sale                                     (10,318)      (701)
    Prepaid expenses and other assets                           203       (938)
    Income taxes                                              9,287     (1,489)
    Interest receivable                                      (2,052)    (1,518)
    Interest payable                                          3,992      4,383
    Other liabilities                                          (415)    12,661
    Other                                                       (78)        14
--------------------------------------------------------------------------------
     Net cash provided by operating activities               19,188     30,715
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (145,098)   (37,795)
   Investment securities matured or called                   89,054     58,859
   Proceeds from sale of investment securities                  161      1,463
   Net increase in loans                                    (45,813)  (140,116)
   Purchases of land, buildings and equipment                (1,819)    (1,875)
   Proceeds from sale of equipment                               17          7
   Proceeds from sale of other real estate
         and repossessions                                    1,865      1,594
   Other                                                     (2,537)      (854)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities             (104,170)  (118,717)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                      (35,859)     7,837
   Net increase in short-term borrowings                     35,594     45,651
   Proceeds from notes payable                                    0      4,000
   Payments on notes payable                                 (8,000)         0
   Retirement of convertible capital notes                      (23)         0
   Proceeds from subordinated debentures                     57,500          0
   Cash dividends                                            (2,171)    (1,542)
   Purchase of treasury stock                                (2,742)      (247)
--------------------------------------------------------------------------------
     Net cash provided by financing activities               44,299     55,699
--------------------------------------------------------------------------------
       Decrease in cash and cash equivalents                (40,683)   (32,303)

Cash and cash equivalents at beginning of period            261,109    185,104
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 220,426  $ 152,801
----------------------------------------------------------======================
Supplemental disclosures
   Interest paid                                            $30,047    $24,819
   Income tax paid (refunded)                               $(2,409)   $ 4,975

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

2.  ALLOWANCE FOR LOAN LOSSES
    -------------------------

The following is a summary of the allowance for loan losses for the six months ended June 30, 1998 and 1997 (in thousands):

                                                         1998          1997
                                                       -------       -------
      Balance, January 1                               $17,932       $15,536
      Additions:
           Provision for loan losses                     5,950         4,020
                                                       -------       -------
                                                        23,882        19,556
      Deductions:
           Loans charged off                             4,347         3,670
           Less recoveries on loans
               previously charged off                      807           829
                                                       -------       -------
           Net loan losses                               3,540         2,841
                                                       -------       -------
      Balance, June 30                                 $20,342       $16,715
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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $609,000 at June 30, 1998 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.

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
                                                             Six Months Ended
                                                                 June 30,
--------------------------------------------------------------------------------
                                                             1998       1997
--------------------------------------------------------------------------------
Net income for basic earnings per share                     $ 9,819     $6,597
Interest expense on convertible debt, net of taxes              328        328
--------------------------------------------------------------------------------
Net income for diluted earnings per share                   $10,147     $6,925
------------------------------------------------------------====================

Weighted average shares for basic earnings per share      2,166,287  2,201,646
Shares issuable upon exercise of stock options               32,561      4,280
Shares issuable upon conversion of capital notes            373,605    373,967
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share    2,572,453  2,579,893
----------------------------------------------------------======================

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

Total comprehensive income for the periods ending June 30, 1998 and 1997 was $9,547 and $6,997 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the six months ended June 30, 1998 was $9,819,000, increasing 48.8% over 1997's net income for the comparable period. As noted in previous filings, 1997 earnings were negatively impacted by an additional write-down of the Company's national credit card portfolio in the second quarter. That portfolio was subsequently sold in the third quarter of 1997. There have been no similar charges in 1998.

Second quarter earnings of $4,437,000 declined $945,000 from first quarter levels. The majority of this decline is attributable to changes in Kansas state tax law enacted in the second quarter. These changes were required to be applied retroactively to January 1, 1998 and resulted in the recording of a nonrecurring charge in the second quarter of approximately $700,000. Two other factors that affect the comparability of the first and second quarter net income amounts were the previously reported first quarter sale of the Company's national merchant processing business and a reduction in the second quarter's provision for loan losses.

NET INTEREST INCOME. The Company's second quarter net interest income increased $1,056,000, or 5.8%, over prior year levels. The increase in net interest income is volume-related, as the Company continues to experience compression in its interest margin. Average interest-earning assets for the quarter ended June 30, 1998 were approximately 13% higher than comparable 1997 amounts and increased 1.7% over first quarter, 1998 totals. Total loans exceeded $1.3 billion at June 30, and were $46 million higher than the comparable total at March 31. Average interest-bearing liabilities increased 1.3% over prior quarter levels. The Company continues to experience growth in its total number of deposit accounts, and total deposits at June 30, 1998 were 5.6% higher than they were at June 30, 1997. In addition to its efforts to increase its deposit base, the Company continues to evaluate alternative funding sources.

Yields on average interest-earning assets for the first six months of 1998 were little-changed from 1997 levels. 1998 yields were 8.22%, compared to 8.24% in 1997. Second quarter 1998 yields did decline four basis points from first quarter levels, as proceeds from maturing investment securities were reinvested at somewhat lower interest rates and the market for lending activity remained very competitive.

Funding costs have increased this year, with the cost of interest-bearing liabilities for the first half of the year rising six basis points from 1997 levels. Second quarter, 1998 funding costs were seven basis points higher than comparable first quarter amounts. Approximately 30% of this increase in funding costs is attributable to the impact on interest expense of the Company's trust preferred issuance. The Company continues to operate in a very competitive market, and anticipates that it will continue to confront pressure on its interest margins throughout the remainder of the year.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended June 30, 1998 was $2,350,000, compared to a provision of $3,600,000 in the first quarter of 1998 and $2,420,000 in the second quarter of 1997. Net charge-offs were $1,747,000 in the quarter ended June 30, 1998, declining slightly from the first quarter, 1998 amount of $1,793,000. The Company continues to build its allowance for loan losses in recognition of the significant growth it has experienced in its loan portfolio.

The Company's allowance for loan losses has increased 21.7% over June 30, 1997 levels, to $20,342,000. Average loans during this same time period have increased 11.2%. At June 30, 1998, the allowance for loan losses as a percentage of loans was 1.56%. Comparable percentages at December 31, 1997 and June 30, 1997 were 1.42% and 1.36%, respectively.

Summary of Loan Loss Experience
================================================================================
                                                               June 30,
                                                           1998        1997
--------------------------------------------------------------------------------
Amount of loans at period-end                           $1,303,349  $1,224,980
--------------------------------------------------------========================
YTD Average loans outstanding                           $1,270,926  $1,142,654
--------------------------------------------------------========================
Beginning balance of allowance for loan losses             $17,932     $15,536

Loans charged-off
   Commercial, Financial and Agricultural                      743         927
   Real Estate-Mortgage                                          0          19
   Credit Card                                               2,600       1,825
   Installment                                               1,004         914
--------------------------------------------------------------------------------
Total loans charged off                                      4,347       3,670
--------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                      195         357
   Real Estate-Mortgage                                          8          19
   Credit Card                                                 430         315
   Installment                                                 174         138
--------------------------------------------------------------------------------
Total recoveries                                               807         829
--------------------------------------------------------------------------------
Net loans charged off                                        3,540       2,841

Provision charged to expense                                 5,950       4,020
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses                $20,342     $16,715
-----------------------------------------------------------=====================
Net charge-offs/average loans                                0.28%       0.25%
-----------------------------------------------------------=====================
Allowance for loan losses/loans at period-end                1.56%       1.36%
-----------------------------------------------------------=====================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                            June 30, 1998    December 31, 1997
--------------------------------------------------------------------------------
                                                    Percent             Percent
                                           Amount  of Total   Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial and Agricultural   $  651,399   50.0%  $  623,707   49.4%
Real Estate-Construction                     30,302    2.3       29,179    2.3
Real Estate-Mortgage                        239,617   18.4      230,133   18.2
Installment, excluding credit card          272,572   20.9      259,074   20.5
Credit card                                 109,459    8.4      120,366    9.6
--------------------------------------------------------------------------------
  Subtotal                               $1,303,349  100.0%   1,262,459  100.0%
Allowance for loan losses                   (20,342)            (17,932)
--------------------------------------------------------------------------------
                                         $1,283,007          $1,244,527
-----------------------------------------=======================================

Loans considered risk elements declined 15% in the second quarter, and represented .37% of total loans at June 30, 1998. At June 30, 1998, the Company's allowance for loan losses was equal to 417% of those loans considered risk elements. Comparable amounts at March 31, 1998 and December 31, 1997 were 342% and 266%, respectively. While the Company anticipates some increase in its 1998 provision for loan losses arising from growth in loan volumes during the second half of 1998, it does not expect a significant change from 1997 levels.


                                                 June 30,      December 31,
                                                   1998            1997
--------------------------------------------------------------------------------
      Loan Categories
           Nonaccrual Loans                       $4,145          $4,618
           Past Due 90 days or more                  735           2,120
--------------------------------------------------------------------------------
      Total                                       $4,880          $6,738
--------------------------------------------------==============================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at June 30, 1998. Continued growth in the Company's loan portfolio, combined with a reduction in deposit levels arising from seasonal factors, resulted in the Company's net loan/deposit ratio at June 30, 1988 increasing to 86.3%. The comparable prior year ratio was 88.5%. The Company continues to maintain an investment portfolio with a relatively short weighted average maturity. At June 30, 1998, the average maturity of United States government and agency securities in the investment portfolio was 1 year and 7 months, and the average maturity of municipal securities was 4 years and 2 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 1998, it has the ability and intent to hold to maturity all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company is experiencing in its loan portfolio, the Company began in 1998 to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

As disclosed in the March 31, 1998 Form 10-Q, the Company completed a $57,500,000 offering of trust preferred securities in January, 1998. These preferred securities are considered capital for regulatory purposes but are classified as indebtedness for financial reporting and income tax purposes.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 1998, the Company's total capital to risk-weighted assets ratio was 13.1% and its Tier 1 capital to risk-weighted assets ratio was 8.6%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Second quarter noninterest income declined $352,000, or 3.4% from prior year levels, and was $1,624,000 less than that recognized in the first quarter. The quarter-over-quarter decline is attributable to the nonrecurring $1.5 million gain recorded by the Company in the first quarter arising from the sale of its national merchant processing business. As noted in previous filings, the Company believes its efforts can be more effective if focused on its regional trade territory, and elected to sell its national merchant processing business. The year-over-year decline results from the amortization of one of the Company's credit card securitization transactions in 1997 and to the nonrecurring fees received in 1997 for servicing the national credit card portfolio.

Service charges on deposit accounts increased 10.7% over prior year levels, and increased 13.6% over comparable first quarter amounts. Expansion in the Company's product lines and delivery systems has afforded continued growth in the number of deposit accounts served, particularly in the commercial account area.

As discussed in previous filings, the Company has substantially increased its investment in the wealth management area. Quarterly fee income generated by this line of business was $2,570,000, increasing 44.5% over prior year levels. Assets under management in the Company's wealth management area now exceed $2 billion. Securities gains in the first quarter were the result of the sale of stock in accordance with a previously executed contractual agreement. There were no sales of securities in the second quarter.

Credit card fees in the second quarter were 36% lower than 1997 levels and were $284,000 less than the amount recorded in the first quarter. As noted above, the amortization of one of the Company's securitization transactions in 1997 is the principal reason for the difference in the year-over-year amounts. The decline in credit card fees in the second quarter this year is attributable to seasonal factors associated with volume levels. Holiday purchases usually result in higher volumes for both merchant and cardholder activity in the first quarter of the year.

Other service charges, fees and income declined modestly from the same period of the preceding year and were $1,542,000 less than first quarter amounts. The quarterly change resulted from the aforementioned sale of the national merchant processing business in the first quarter. The year-over-year change in the second quarter amounts is due to various factors. The decline in processing fee revenue arising from the sale of the national credit card portfolio in the third quarter of 1997 resulted in the Company recording a lesser level of fee income in 1998. This reduction in revenue was substantially offset by fee income generated by the Company's securitization and sale of approximately $45 million in automobile loans in December, 1997 and a higher sales level of alternative investment products.

Total noninterest expenses in the second quarter were little-changed from comparable prior year levels and first quarter, 1998 amounts. Increases in salaries and employee benefits were offset by declines in credit card processing costs. Salaries and employee benefits increased 6.3% over comparable 1997 amounts. This increase is due principally to wage pressures and increases in benefit costs, as employment levels at June 30, 1998 were slightly less than they were a year ago. At June 30, 1998, the Company had 896 full-time equivalent employees compared to 904 at June 30, 1997. As noted in previous filings, unemployment in the Company's principal market is quite low, and competition for personnel is significant. Also, after two years of modest increases, health care costs have increased at double-digit rates. Increases in this benefit area were responsible for approximately 15% of the total increase in salaries and employee benefits.

Second quarter other noninterest expenses declined 16.8% from prior year levels and were 12.7% less than those recorded in the first quarter. The change from 1997 levels is due primarily to a reduction in net credit card processing costs, as the sale of the national credit card portfolio in the third quarter of 1997 resulted in a substantial decrease in the volume of accounts processed by the Company. The Company is also experiencing a reduction in net interchange costs, as debit card usage increases and a higher percentage of credit card transactions are being conducted in the Company's trade territory. While these factors also impacted 1998 quarterly results, the Company also experienced second quarter cost reductions in its item processing costs and costs associated with the disposition of repossessed assets.

Quarterly net occupancy and equipment costs continue to be slightly higher than 1997 levels, as the Company continues to invest in technology equipment and upgrades its electronic delivery systems. Advertising and promotional costs increased in the second quarter as anticipated and as discussed in the prior quarter Form 10-Q. Changes in other noninterest expense line items were not significant.


YEAR 2000 ISSUES. As described in previous filings, the Company is actively engaged in efforts to assess the impact of the inability of existing data processing hardware and software to recognize calendar dates beginning in the year 2000. The Company outsources its principal data processing activities to third party vendors, and all significant software applications are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the "Year 2000" issue. The Company's "Year 2000" project team is actively engaged in the development, monitoring and updating of business unit workplans. The Company believes its efforts in this area are presently on schedule. The assessment phase for the Company's critical data processing systems has been completed, and the Company is working with its principal vendors on the testing phase of its plan. While the Company does not expect that its "Year 200" efforts will have a material impact on its financial position or its results of operations, it does believe that "Year 2000" efforts will delay its ability to implement system enhancements that would provide increased efficiencies. In addition, the failure of bank customers to adequately prepare for "Year 2000" compatibility could have a significant adverse effect on such customer's operations and profitability, thereby impacting that customer's ability to repay loans in accordance with their terms. The Company continues its progress in contacting and surveying its customer base on their "Year 2000" efforts. It anticipates that this process will be completed in the third quarter. While survey results to date have generally been favorable, until more information has been obtained to enable the Company to assess the degree to which customer's operations are susceptible to potential "Year 2000" problems, the Company will be unable to quantify the potential for losses from loans to its commercial customers.


NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 131, which is effective for fiscal years beginning after December 15, 1997, requires additional disclosure information with regard to business segments.

Statement of Financial Accounting Standards No. 132 revises employers' disclosures about pension and other postretirement benefit plans effective for fiscal years beginning after December 15, 1997. It does not change the measurement or recognition of those plans.

Statement of Financial Accounting Standards No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

The Company does not anticipate that adoption of any of the above Statements will have a material impact on operating results or its financial condition.

                            PART 2. OTHER INFORMATION



Item 6(b). Exhibits and Reports on Form 8-K.

                 (a) Exhibits
                       Exhibit No.                   Description
                       -----------                   -----------
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


INTRUST Financial Corporation




Date:  August 14, 1998                      By: /s/ C.Q. Chandler IV
                                               ---------------------
                                               C. Q. Chandler IV
                                               President
                                               (Principal Executive Officer)




Date:  August 14, 1998                      By: /s/ Jay L. Smith
                                               -----------------
                                               Jay L. Smith
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
------                   -----------
  27                     Financial Data Schedule