Form 10-Q
period 1998-09-30
INTRUST FINANCIAL CORP /
filed 1998-11-13
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                     For the period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 15, 1998, there were 2,147,268 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                      September 30, December 31,
Assets                                                     1998         1997
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                              $   101,862   $  171,494
   Federal funds sold and securities purchased
      under agreements to resell                            94,375       89,615
--------------------------------------------------------------------------------
        Total cash and cash equivalents                    196,237      261,109
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $195,131 for 1998
       and $272,490 for 1997)                              192,458      270,971
   Available-for-sale, at market                           178,116       33,346
   Equity, at cost                                           2,769        2,833
--------------------------------------------------------------------------------
        Total investment securities                        373,343      307,150
--------------------------------------------------------------------------------
Mortgage loans held-for-sale                                30,533       16,422
Loans, net of allowance for loan losses of
   $22,052 in 1998 and $17,932 in 1997                   1,295,850    1,244,527
Land, buildings and equipment, net                          27,635       26,529
Other assets                                                71,019       68,085
--------------------------------------------------------------------------------
      Total assets                                      $1,994,617   $1,923,822
--------------------------------------------------------========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                             $1,522,057   $1,552,766
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                     217,228      183,678
      Other                                                  9,124        7,507
--------------------------------------------------------------------------------
        Total short-term borrowings                        226,352      191,185
--------------------------------------------------------------------------------
   Accounts payable and accrued liabilities                 20,564       13,007
   Notes payable                                            15,000       23,000
   Convertible capital notes                                11,104       11,219
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                    57,500            0
--------------------------------------------------------------------------------
          Total liabilities                              1,852,577    1,791,177
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,417,707 shares issued                    12,089       12,075
   Capital surplus                                          12,443       12,377
   Retained earnings                                       136,756      124,877
   Treasury stock, at cost (269,339 shares in
         1998 and 240,667 shares in 1997)                  (20,475)     (17,081)
   Unrealized securities gains net of tax                    1,227          397
--------------------------------------------------------------------------------
          Total stockholders' equity                       142,040      132,645
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity        $1,994,617   $1,923,822
--------------------------------------------------------========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

                   Consolidated Condensed Statements of Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                            Three Months         Nine Months
                                        Ended September 30,  Ended September 30,
                                        ----------------------------------------
                                           1998     1997      1998     1997
--------------------------------------------------------------------------------
Interest income:
   Loans                                   $30,322  $29,054  $ 88,917  $82,973
   Investment securities                     5,426    4,377    15,729   13,191
   Federal funds sold and securities
      purchased under agreements to
      resell, and other                      1,587      481     5,104    1,477
--------------------------------------------------------------------------------
       Total interest income                37,335   33,912   109,750   97,641
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                 13,232   12,464    38,690   36,597
   Federal funds purchased and securities
      sold under agreement to repurchase     2,742    1,983     7,927    5,601
   Convertible capital notes                   249      252       753      757
   Subordinated debentures                   1,184        0     3,290        0
   Other borrowings                            388      522     1,174    1,468
--------------------------------------------------------------------------------
       Total interest expense               17,795   15,221    51,834   44,423
--------------------------------------------------------------------------------
       Net interest income                  19,540   18,691    57,916   53,218
Provision for write-down of loans
   held-for-sale                                 0        0         0    4,645
Provision for loan losses                    2,760    2,300     8,710    6,320
--------------------------------------------------------------------------------
       Net interest income after
          provision for loan losses         16,780   16,391    49,206   42,253
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts       2,916    2,552     8,114    7,418
   Wealth management fees                    2,786    2,158     7,928    5,569
   Credit card fees                          2,351    3,353     6,769    9,990
   Securities gains                              0        0       126      165
   Other service charges, fees and income    2,649    2,478     9,229    7,842
--------------------------------------------------------------------------------
       Total noninterest income             10,702   10,541    32,166   30,984
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits            9,467    9,040    28,016   26,206
   Net occupancy and equipment expense       2,236    2,291     6,528    6,361
   Advertising and promotional activities    1,269      870     3,269    2,954
   Data processing expense                     996      850     2,864    2,632
   Supplies                                    612      577     1,821    1,732
   Postage and dispatch                        521      546     1,572    1,690
   Goodwill amortization                       404      404     1,214    1,211
   Deposit insurance assessment                 63       59       185       91
   Other                                     3,606    4,112    10,898   12,094
--------------------------------------------------------------------------------
       Total noninterest expenses           19,174   18,749    56,367   54,971
--------------------------------------------------------------------------------
       Income before provision for
          income taxes                       8,308    8,183    25,005   18,266
Provision for income taxes                   3,002    3,035     9,880    6,521
--------------------------------------------------------------------------------
       Net income                          $ 5,306  $ 5,148  $ 15,125  $11,745
-------------------------------------------=====================================
Per share data:
   Basic earnings per share                  $2.47    $2.34     $7.00    $5.34
-------------------------------------------=====================================
   Diluted earnings per share                $2.14    $2.06     $6.08    $4.74
-------------------------------------------=====================================
Cash Dividends                               $0.50    $0.35     $1.50    $1.05
-------------------------------------------=====================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1998        1997
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                               $  15,125   $  11,745
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                  8,710      10,965
   Provision for depreciation and amortization                5,132       5,057
   Amortization of premium and accretion of discount on
         investment securities                                 (761)       (311)
   Gain on sale of investment securities                       (126)       (165)
   Changes in assets and liabilities:
    Loans held for sale                                     (14,111)     (3,412)
    Prepaid expenses and other assets                        (8,992)      1,026
    Income taxes                                              9,654       1,546
    Interest receivable                                      (2,553)     (2,235)
    Interest payable                                          6,028       5,717
    Other liabilities                                          (127)       (444)
    Other                                                       (28)        321
--------------------------------------------------------------------------------
     Net cash provided by operating activities               17,951      29,810
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (194,449)    (93,747)
   Investment securities matured or called                  130,653     102,727
   Proceeds from sale of investment securities                  161       1,463
   Net increase in loans                                    (61,782)   (102,813)
   Purchases of land, buildings and equipment                (4,449)     (3,272)
   Proceeds from sale of land, buildings and equipment          177       2,286
   Proceeds from sale of other real estate
      and repossessions                                       2,316       2,371
   Other                                                     (2,732)     (1,138)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities             (130,105)    (92,123)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                      (30,709)      8,268
   Net increase in short-term borrowings                     35,167      47,505
   Proceeds from notes payable                                    0       8,000
   Payments on notes payable                                 (8,000)       (160)
   Retirement of convertible capital notes                      (36)          0
   Proceeds from subordinated debentures                     57,500           0
   Cash dividends                                            (3,246)     (2,312)
   Purchase of treasury stock                                (3,394)     (2,247)
--------------------------------------------------------------------------------
     Net cash provided by financing activities               47,282      59,054
--------------------------------------------------------------------------------
       Decrease in cash and cash equivalents                (64,872)     (3,259)

Cash and cash equivalents at beginning of period            261,109     185,104
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 196,237   $ 181,845
----------------------------------------------------------======================
Supplemental disclosures
   Interest paid                                            $45,806     $38,706
   Income tax paid                                          $   226     $ 4,975

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

2.  ALLOWANCE FOR LOAN LOSSES
    -------------------------
The following is a summary of the allowance for loan losses for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                         1998             1997
--------------------------------------------------------------------------------
Balance, January 1                                     $17,932          $15,536
Additions:
   Provision for loan losses                             8,710            6,320
--------------------------------------------------------------------------------
                                                        26,642           21,856
Deductions:
   Loans charged off                                     6,044            5,349
   Less recoveries on loans
      previously charged off                             1,454            1,394
--------------------------------------------------------------------------------
   Net loan losses                                       4,590            3,955
--------------------------------------------------------------------------------
Balance, September 30                                  $22,052          $17,901
-------------------------------------------------------=========================

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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $800,000 at September 30, 1998 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.

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
                                                             Nine Months Ended
                                                                September 30,
--------------------------------------------------------------------------------
                                                              1998        1997
--------------------------------------------------------------------------------
Net income for basic earnings per share                     $15,125     $11,745
Interest expense on convertible debt, net of taxes              489         492
--------------------------------------------------------------------------------
Net income for diluted earnings per share                   $15,614     $12,237
------------------------------------------------------------====================

Weighted average shares for basic earnings per share      2,160,866   2,199,537
Shares issuable upon exercise of stock options               34,534       6,203
Shares issuable upon conversion of capital notes            372,250     373,967
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share    2,567,650   2,579,706
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

Total comprehensive income for the periods ending September 30, 1998 and 1997 was $15,955 and $12,172 respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Unaudited consolidated net income of INTRUST Financial Corporation for the nine months ended September 30, 1998 was $15,125,000, increasing 28.8% over 1997's net income for the comparable period. As noted in previous filings, 1997 earnings were negatively impacted by an additional write-down of the Company's national credit card portfolio in the second quarter. That portfolio was subsequently sold in the third quarter of 1997. There have been no similar charges in 1998.

Third quarter earnings were $5,306,000, increasing $869,000 over previous quarter levels. As noted last quarter, a change in Kansas state tax law resulted in a one-time charge in the second quarter of approximately $700,000. Third quarter state tax expense returned to more historical levels, and increased volumes resulted in additional revenues that more than offset increases in the Company's provision for loan losses and non-interest expenses.

Basic earnings per share through September 30, 1998 have increased 31.1% over comparable 1997 amounts, while cash dividends paid per share have increased 42.9% during the same period.

NET INTEREST INCOME. Third quarter net interest income continued the trend of the previous two quarters, increasing $849,000 over prior year amounts. Third quarter net interest income was also $398,000 greater than the comparable second quarter amount. The Company's growth in net interest income is volume-related, as 1998 interest spreads continue to compress, when compared to 1997 levels. Average interest-earning assets in the third quarter were 14.7% higher than comparable 1997 amounts, and were approximately $40 million higher than second quarter amounts. Increases in average loans accounted for approximately 75% of the change between the second and third quarters of 1998. The Company continues to experience growth in the total number of deposit accounts served by its lead bank. Average interest-bearing liabilities increased approximately $26 million over prior quarter levels, and were approximately 15.5% greater than comparable prior year amounts. Total deposits at September 30, 1998 were 5.9% higher than they were at September 30, 1997. In addition to its efforts to increase its deposit base, the Company continues to evaluate alternative funding sources.

Yields on average interest-earning assets changed little in the third quarter. Through the first six months of 1998, yields averaged 8.22%. The yield on average interest-earning assets in the third quarter was also 8.22%. Yields on loans in the third quarter did not differ significantly from yields recorded in the second quarter. Modest declines in the yields of investment securities were offset by a slight change in the overall composition of interest-earning assets. Loans accounted for 73.6% of average interest-earning assets in the third quarter, compared to 73.4% in the second quarter.

Funding costs increased again in the third quarter. After rising seven basis points in the second quarter, funding costs increased six basis points in the third quarter. The Company continues to operate in a very competitive marketplace, with deposit funding costs increasing six basis points over second quarter levels. It is anticipated that the Company's markets will remain quite competitive for the foreseeable future. The recent reductions by the Federal Reserve in the Federal funds rate and corresponding reductions in the prime lending rate, will put further pressure on interest margins in future quarters.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended September 30, 1998 was $2,760,000 compared to a provision of $2,350,000 in the second quarter and $2,300,000 in the third quarter of 1997. Net charge-offs declined this quarter. After averaging $1.77 million for the first two quarters of the year, third quarter net charge-offs were $1,050,000. Reductions were realized in both commercial and credit card net charge-offs in the third quarter.

The Company recorded net recoveries in the third quarter in the commercial, financial and agricultural segment of its loan portfolio. $743,000 in commercial, financial and agricultural loans were charged-off during the first six months of 1998, but gross charge-offs totaled only $134,000 in the third quarter in this segment of the loan portfolio. With recoveries of previously charged-off commercial loans totaling $218,000, net recoveries of $84,000 were recorded in the quarter ended September 30, 1998.

Credit card charge-offs in the third quarter were $1,113,000, $187,000 less than average quarterly charge-offs for the first six months of 1998. Recoveries on previously charged-off credit card loans totaled $326,000 in the third quarter, after aggregating $430,000 for the first six months of the year.

The Company continues to build its allowance for loan losses in recognition of the significant growth it has experienced in its loan portfolio. At September
30, 1998, the Company's allowance for loan losses equaled $22,052,000, increasing 23.2% over September 30, 1997 levels. At September 30, 1998, the allowance for loan losses as a percentage of loans was 1.67%. Comparable percentages at September 30, 1997 and December 31, 1997 were 1.45% and 1.42%, respectively.

Summary of Loan Loss Experience
                                                             September 30,
                                                          1998          1997
--------------------------------------------------------------------------------
Amount of loans at period-end                          $1,317,902    $1,235,056
-------------------------------------------------------=========================
YTD Average loans outstanding                          $1,283,024    $1,173,578
-------------------------------------------------------=========================
Beginning balance of allowance for loan losses            $17,932       $15,536

Loans charged-off
   Commercial, Financial and Agricultural                     877         1,139
   Real Estate-Mortgage                                         0            12
   Credit Card                                              3,713         2,835
   Installment                                              1,454         1,363
--------------------------------------------------------------------------------
Total loans charged off                                     6,044         5,349
--------------------------------------------------------------------------------
Recoveries on charge-offs
   Commercial, Financial and Agricultural                     413           694
   Real Estate-Mortgage                                        11            25
   Credit Card                                                756           466
   Installment                                                274           209
--------------------------------------------------------------------------------
Total recoveries                                            1,454         1,394
--------------------------------------------------------------------------------
Net loans charged off                                       4,590         3,955

Provision charged to expense                                8,710         6,320
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses               $22,052       $17,901
-------------------------------------------------------=========================
Net charge-offs/average loans                               0.36%         0.34%
-------------------------------------------------------=========================
Allowance for loan losses/loans at period-end               1.67%         1.45%
-------------------------------------------------------=========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                         September 30, 1998   December 31, 1997
--------------------------------------------------------------------------------
                                                    Percent              Percent
                                           Amount  of Total     Amount  of Total
--------------------------------------------------------------------------------
Commercial, Financial  and Agricultural  $  649,879   50.0%   $  623,707   49.4%
Real Estate-Construction                     33,557    2.3        29,179    2.3
Real Estate-Mortgage                        242,940   18.4       230,133   18.2
Installment, excluding credit card          280,943   20.9       259,074   20.5
Credit card                                 110,583    8.4       120,366    9.6
--------------------------------------------------------------------------------
  Subtotal                               $1,317,902  100.0%    1,262,459  100.0%
Allowance for loan losses                   (22,052)             (17,932)
--------------------------------------------------------------------------------
                                         $1,295,850           $1,244,527
-----------------------------------------=======================================

Loans considered risk elements increased 41% in the third quarter, although they continue to represent a relatively nominal percentage (.52%) of total loans. During the third quarter two commercial credits were placed on nonaccrual status, accounting for the increase in loans considered risk elements. The Company believes that amounts previously allocated in the allowance for loan losses for these credits will be sufficient to address any losses on these two particular loans. At September 30, 1998, the Company's allowance for loan losses was equal to 320% of those loans considered risk elements. Comparable amounts at June 30, 1998 and December 31, 1997 were 417% and 266%. The Company does not expect that its provision for loan losses in the fourth quarter of 1998 will differ significantly from the provision it has averaged for the first three quarters of the year.

                                                 September 30,      December 31,
                                                      1998              1997
--------------------------------------------------------------------------------
Loan Categories
   Nonaccrual Loans                                 $5,907             $4,618
   Past Due 90 days or more                            974              2,120
--------------------------------------------------------------------------------
Total                                               $6,881             $6,738
-------------------------------------------------===============================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at September 30, 1998. Continued growth in the Company's loan portfolio, combined with a reduction in deposit levels arising from seasonal factors, resulted in the Company's net loan/deposit ratio increasing from 86.3% at June 30, 1988 increasing to 87.1% at September 30, 1998. The comparable prior year ratio was 85.9%. The Company continues to maintain an investment portfolio with a relatively short weighted average maturity. At September 30, 1998, the average maturity of United States government and agency securities in the investment portfolio was 1 year and 8 months, and the average maturity of municipal securities was 4 years and 3 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 1998, it has the ability and intent to hold to maturity all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company is experiencing in its loan portfolio, the Company began in 1998 to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

As disclosed in the March 31, 1998 Form 10-Q, the Company completed a $57,500,000 offering of trust preferred securities in January, 1998. These preferred securities are considered capital for regulatory purposes but are classified as indebtedness for financial reporting and income tax purposes.

The Company's capital position substantially exceeds regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 1998, the Company's total capital to risk-weighted assets ratio was 12.9% and its Tier 1 capital to risk-weighted assets ratio was 8.7%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Third quarter noninterest income increased $161,000, or 1.5% from prior year levels. Third quarter revenue levels for all significant areas of noninterest income exceeded second quarter amounts, resulting in a quarter-over-quarter increase in noninterest income of $782,000, or 7.9%.

Service charges on deposit accounts increased 14.3% over prior year levels, and year-to-date, has increased 9.4%. Expansion in the Company's product lines and delivery systems has afforded continued growth in the number of deposit accounts served, particularly in the commercial account area. Once again, the Company's lead bank experienced net gains in the number of deposit accounts serviced in each month of the quarter.

As discussed in previous filings, the Company has substantially increased its investment in the wealth management area. Quarterly fee income generated by this line of business was $2,786,000, increasing 29.1% over prior year levels. 1998 year-to-date wealth management fee income has increased 42.4% over 1997 levels. The Company anticipates that growth rates from this source of fee income will slow next year, due principally to two factors. First, continued uncertainty in the equity markets may result in increased volatility in the market value of assets under management. Second, the growth in assets under management effectively increases the denominator on which the rate of growth is computed.

There were no sales of securities in the third quarter. The year-to-date securities gains of $126,000 were the result of the sale of stock in accordance with a previously executed contractual agreement.

Credit card fees in the third quarter were 29.9% less than comparable 1997 amounts, after declining 31% and 36%, respectively in the first and second quarters of this year. As has been noted previously, the amortization of one of the Company's securitization transactions in 1997 is the principal reason for the difference in the year-over-year amounts. Third quarter credit card fees did increase 13.7% from second quarter levels, as back-to-school seasonal purchases were made and the Company instituted certain pricing changes.

Other service charges, fees and income increased 6.9% over prior year levels and were 5.2% higher than second quarter amounts. Mortgage loan originations, the majority of which are pre-sold into the secondary market, increased substantially during the quarter, as homeowners refinanced their home loans and new home sales in the Company's principal markets remained strong. As a result of this increased level of originations, the Company recorded a higher level of fee income.

Total noninterest expenses in the third quarter increased 2.3% over prior year levels and were 3.4% higher than second quarter, 1998 amounts. The Company's third quarter employment costs were 4.7% higher than comparable 1997 amounts, as wage pressures in the Company's principal markets continue to exist, and health insurance costs have increased at a more rapid rate this year than they have the last few years.

Quarterly advertising and promotional costs increased $399,000 over prior year amounts, as the Company advertised heavily in connection with the expansion of its delivery system to include ATMs in the convenience store chain with the highest market share in its geographic area. Data processing expense increased 17.2% over comparable 1997 amounts as increased volumes and delivery system expansion have resulted in higher costs. The Company also continues to invest in and upgrade its Internet banking solution.

Third quarter other noninterest expenses declined 12.3% from prior year levels. As noted previously, the sale of the national credit card portfolio has resulted in a decline in credit card processing costs. The Company is also experiencing a reduction in net interchange costs, as debit card usage increases and a higher percentage of credit card transactions are being conducted in the Company's trade territory. The Company also experienced modest reductions in the areas of losses sustained, and the costs associated with the disposition of repossessed assets.


YEAR 2000 ISSUES. As described in previous filings, the Company is actively engaged in efforts to assess the impact of the inability of existing data processing hardware and software to recognize calendar dates beginning in the year 2000. The Company outsources its principal data processing activities to third party vendors, and all significant software applications are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the "Year 2000" issue. The Company's "Year 2000" project team is actively engaged in the development, monitoring and updating of business unit workplans. The Company believes its efforts in this area are presently on schedule. The assessment phase for the Company's critical data processing systems has been completed, and the Company is working with its principal vendors on the testing phase of its plan. It believes that approximately 70% of its software has been updated, with 50% of its software validated and tested. Current plans call for all software to be renovated, tested and implemented by the first quarter of 1999.

While the Company does not expect that its "Year 2000" efforts will have a material impact on its financial position or its results of operations, it does believe that "Year 2000" efforts will delay its ability to implement system enhancements that would provide increased efficiencies. However, the failure to have these enhancements in place immediately does not present the Company with operational difficulties or impact the Company's ability to adequately serve its customers.

The failure of bank customers to adequately prepare for "Year 2000" compatibility could have a significant adverse effect on such customer's operations and profitability, thereby impacting that customer's ability to repay loans in accordance with their terms. The Company has completed the survey of its customer base on their "Year 2000" efforts. Survey results were generally favorable. The Company has addressed the prospect of any additional risk associated with its lending portfolio arising from the "Year 2000" issue in the normal course of its overall risk analysis.

The Company is in the process of modifying and updating its internal contingency planning documents for the "Year 2000" issue. It anticipates that this contingency plan will be completed by April 30, 1999.

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


INTRUST Financial Corporation




Date:  November 12, 1998                       By: /s/ C.Q. Chandler IV
                                                  ---------------------
                                                  C. Q. Chandler IV
                                                  President
                                                  (Principal Executive Officer)




Date:  November 12, 1998                       By: /s/ Jay L. Smith
                                                  -----------------
                                                  Jay L. Smith
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX



Number                   Description
------                   -----------
  27                     Financial Data Schedule