Form 10-K405
period 1998-12-31
INTRUST FINANCIAL CORP /
filed 1999-03-30
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                            (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998
                                    OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to ________

          Commission File Number 2-78658

                        INTRUST FINANCIAL CORPORATION
              ------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Kansas                                  48-0937376
          -------------------------------        ----------------------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification Number)

          105 North Main Street
          Box One
          Wichita, Kansas                             67202
          ---------------------                  ----------------------
          (Address of principal                     (Zip Code)
           executive offices)

          Registrant's telephone number, including area code: (316) 383-1111

          Securities registered pursuant to Section 12(b) of the Act: 8.24% Cumulative Trust Preferred Securities (issued by INTRUST Capital Trust and guaranteed by its parent, INTRUST Financial Corporation)

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

        At February 3, 1999, there were 2,034,516 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 3, 1999, the bid price of $128.00 per share would indicate an aggregate market value of $179,181,696 for shares held by nonaffiliates.

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

        In January 1998, INTRUST Capital Trust, a statutory business trust of the Company, was formed.

        In January 1998, INTRUST Financial Services, Inc. was formed as a wholly-owned subsidiary of INTRUST Bank, N. A.

        DESCRIPTION OF BUSINESS
        -----------------------
        As of December 31, 1998, the Company's direct wholly-owned banking subsidiaries were INTRUST Bank, N.A. ("IB"), Wichita, Kansas, and Will Rogers Bank ("WRB"), Oklahoma City, Oklahoma (collectively, the "Subsidiary Banks"). The Subsidiary Banks operate 37 banking locations. IB is a national banking association organized under the laws of the United States. WRB is a state banking association organized under the laws of Oklahoma. The Subsidiary Banks provide a broad range of banking services to its customers, including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, and safe deposit facilities. In addition, IB offers fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services.

        The direct and  indirect  non-banking  subsidiaries  of the Company are:
NestEgg Consulting, Inc. ("NCI"), INTRUST Community Development Corporation ("ICDC"), INTRUST Capital Trust ("Trust"), INTRUST Properties, Inc. ("IPI"), INTRUST Financial Services, Inc. ("IFS") and INTRUST Investments, Inc. ("III") (collectively, the "Non-Banking Subsidiaries"). NCI, ICDC and Trust are wholly-owned subsidiaries of the Company; IPI, IFS and III are wholly-owned subsidiaries of IB. NCI is engaged in the business of providing pension plan consulting services. ICDC is in business to make equity and debt investments to promote community welfare. Trust was formed to issue trust preferred securities. IPI, formerly known as KSB Properties, Inc., owns banking facilities that it leases to IB. IFS provides investment brokerage services. III performs portfolio management activities by managing, investing and reinvesting the cash and investment securities contributed to it by IB. All of the Non-Banking Subsidiaries, except Trust, are based in Wichita, Kansas.

         On January 21, 1998, Trust, a statutory business trust formed under Delaware law, issued $57,500,000 in cumulative trust preferred securities (the "Trust Preferred Securities"). In addition, the Trust issued 71,155 common securities which are owned by the Company. The Trust Preferred Securities are publicly held and listed on the American Stock Exchange, Inc. under the symbol "IKT.PR.A." The Trust Preferred Securities, which qualify as Tier 1 capital for regulatory reporting purposes, have a distribution rate of 8.24%. The only assets of Trust consist of 8.24% subordinated debentures (and payments thereon) due January 31, 2028 issued by the Company to Trust.

        The Subsidiary Banks and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries."

        At December 31, 1998, IB's trust division managed assets with a market value of $2,272,000,000 in various fiduciary capacities.

        As of December 31, 1998, the Company had 23 full-time employees. The Subsidiaries collectively had approximately 780 full-time and 204 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

        The Company and the Subsidiaries do not engage in any other business.

        COMPETITION
        -----------
        The Company offers a wide range of financial services through its Subsidiary Banks (IB and WRB). The Company and its Subsidiary Banks encounter intense competition in all of their activities. As lenders, the Subsidiary Banks compete not only with other banks, but also with savings associations, credit unions, finance companies, factoring companies, insurance companies and other non-banking financial institutions. They compete for savings and time deposits with other banks, savings associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities. In addition, large regional and national corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Many of such competitors have greater financial resources available for lending and acquisition as well as higher lending limits than the Subsidiary Banks and may provide services which the Company or its Subsidiaries may not offer. In addition, non-banking financial institutions are generally not subject to the same regulatory constraints applicable to banks.

        The Company is predominantly a retail bank committed to serving the financial needs of customers in the local communities where the Subsidiary Banks and their branches are located. IB's primary service areas are Sedgwick County (including Wichita), Johnson County, El Dorado and Ottawa, Kansas; WRB's primary service areas are Oklahoma City, Moore and Mustang, Oklahoma. The Company believes that the primary source of competition comes from approximately twenty other banks with locations in Sedgwick County, twelve in Johnson County, four in El Dorado, three in Ottawa, six in Oklahoma City, and five in Mustang and Moore. However, competition can also come from institutions that do not have offices located in the Subsidiary Banks' service areas. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

        As discussed more fully below, on September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. This legislation facilitates the interstate expansion and consolidation of banking organizations by: (i) permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state; (ii) permitting the interstate merger of banks in all states that did not "opt out" of the merger authority prior to June 1, 1997; (iii) permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) permitting foreign banks to establish, with approval of the regulators in the United States, branches and agencies outside their home state to the same extent that national or state banks located in the home state are authorized to do so; and (v) permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. Overall, this legislation increases competition and promotes geographic diversification in the banking industry. See "Federal Regulation of Bank Holding Companies" and "Legislation" below.

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

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies by qualifying bank holding companies without geographic limitation . In addition, as of June 1, 1997, the IBBEA also authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and June 1, 1997. Such acquisitions and mergers may be subject to such state-imposed contingencies as compliance with state age laws and nationwide and statewide concentration limits. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger.

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

        A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of any service. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof, the taking of such stocks or securities as collateral for loans and other transactions with the bank holding company and its subsidiaries. These restrictions limit the Company's ability to obtain funds from the Subsidiary Banks. In addition, the amount of loans or extensions of credit that the Subsidiary Banks may make to the Company, or to third parties secured by securities or obligations of the Company, are substantially limited by the Federal Reserve Act and the Federal Deposit Insurance Act. The Board of Governors possesses cease and desist and other administrative sanction powers over bank holding companies if their actions constitute unsafe or unsound practices or violations of law.

        The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") established a cross guarantee provision pursuant to which the Federal Deposit Insurance Corporation ("FDIC") may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the insured depositors of, any of such depository institution's affiliated insured banks. The cross guarantee provision thus enables the FDIC to assess a holding company's healthy insured subsidiaries for the losses of any of the holding company's failed insured members. Cross guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

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

        Under Oklahoma law, each bank holding company that controls 25% or more of the voting shares of a bank located in Oklahoma must furnish a copy of its annual report to the Board of Governors and to the OBC.

        FEDERAL REGULATION OF SUBSIDIARY BANKS
        --------------------------------------
        IB is a national bank. National banks are subject to regulation, supervision and examination primarily by the OCC. They are also regulated, in certain respects, by the Board of Governors and the FDIC. WRB is an Oklahoma state nonmember (of the Federal Reserve System) bank, subject to regulation and examination primarily by the Oklahoma Banking Department ("OBD"), and by the FDIC. Regulation by these agencies is generally designed to protect depositors, rather than stockholders.

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

        Under the Federal Reserve Act, extensions of credit by a bank to the executive officers, directors, or principal stockholders of the bank or its affiliates or any related interest of such persons must be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those applicable to comparable transactions with nonaffiliated persons and must not involve more than the normal risk of repayment or present other unfavorable features.

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

        Notwithstanding any provision of state law, the FDIC Improvement Act provides that an insured state chartered bank generally may not make an investment or engage in an activity that is not permissible for a national bank, unless the FDIC determines that such investment or activity would not pose a significant risk to the insurance fund.

        CAPITAL REQUIREMENTS
        --------------------
        The Board of Governors together with the other federal banking regulatory agencies jointly promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with holding various categories of assets (the "Guidelines"). The Guidelines, which are applicable to all bank holding companies and federally supervised banking organizations, took effect on March 15, 1989, and were fully phased into the existing supervisory system as of the end of 1992. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100 percent), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown as follows in comparison with the consolidated ratios of the Company and for each of the Subsidiary Banks at December 31, 1998. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. All of the Subsidiary Banks also exceeded the minimum guidelines at the individual bank level.

                                          Company    IB        WRB
                             Guidelines   Ratios   Ratios     Ratios
                             ----------   ------   ------     ------
Tier 1 Ratio                    4.0%        9.3%     9.5%      15.3%
Total Capital Ratio             8.0%       11.4%    10.8%      16.3%

        In addition to the Guidelines, the Board of Governors requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 3 percent. For all but the most highly rated bank holding companies, the leverage ratio must be 3 percent plus an additional cushion of at least 100 to 200 basis points. The Company's consolidated leverage ratio at December 31, 1998 was 7.7%. Similar requirements also apply to the Subsidiary Banks. At December 31, 1998, the leverage ratio for IB and WRB were 7.9% and 9.7%, respectively.

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

        DIVIDENDS
        ---------
        The National Bank Act restricts the payment of dividends by a national bank generally as follows: (i) no dividends may be paid which would impair the bank's capital, (ii) until the surplus fund of a national banking association is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends, and (iii) the approval of the OCC is required if dividends declared by a national banking association in any year exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus to a fund for the retirement of any preferred stock. For further information regarding dividends see Item 5 of this report.

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

        DEPOSIT INSURANCE
        -----------------
        Effective January 1, 1993, the FDIC established a risk-based deposit insurance premium assessment system, with assessment rates ranging from .23% of domestic deposits (the same rate as under the previous flat-rate assessment system) for those banks deemed to pose the least risk to the insurance fund to
 .31% for those banks deemed to pose greater risk. The assessment rate applicable to a bank is subject to change with each semi-annual assessment period. Effective September 15, 1995, in view of the successful recapitalization of the Bank Insurance Fund ("BIF"), which insures deposits at U.S. banks, the FDIC lowered the assessment rate schedule for BIF-insured institutions from a range of 0.23% to 0.31% of domestic deposits to a range of 0.04% to 0.31% of domestic deposits. This reduction in the assessment rate schedule was made retroactive to
June  1,  1995   because  the  FDIC   determined   that  the  BIF  achieved  its
statutorily-required reserve ratio of 1.25% on May 31, 1995. On November 14, 1995, the FDIC again lowered the assessment rate schedule for BIF-insured institutions, effective for the semiannual assessment period beginning January 1, 1996, to a range of 0.00% to 0.27% of domestic deposits. The assessment rate established for the semiannual period beginning January 1, 1996 continues in effect.

        The statutory semiannual minimum assessment of $1,000 per insured institution was eliminated as part of the Economic Growth and Regulatory Paperwork Reduction Act Of 1996 ("EGRPRA"), which was signed into law on September 30, 1996. EGRPRA provided for the recapitalization of the Savings Association Insurance Fund ("SAIF") through a one-time special assessment on SAIF-insured deposits in order to bring it into parity with the BIF.

        EGRPRA also requires BIF members to pay a portion of the annual interest on the Financing Corporation ("FICO") bonds issued in 1987 to begin funding the resolution of the problems of the savings and loan industry. Beginning January 1, 1997, BIF members paid a FICO premium on BIF deposits equal to 0.0129%. Beginning January 1, 2000, BIF members will share in the payment of the FICO assessment with SAIF members on a pro rata basis, with the annual assessment expected to equal approximately 0.024% until retirement of the FICO bond obligation in approximately 2017. This assessment is not expected to have a material adverse effect on the Subsidiary Banks.

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

        LEGISLATION
        -----------
        Over the past several years, Congress has focused on enacting financial modernization legislation that would, among other provisions, repeal the Glass-Steagall Act and certain provisions of the Bank Holding Company Act to allow affiliations among banks, insurance underwriters and securities firms. Again this year, major financial modernization legislation has been proposed in both the House and Senate. While the major provisions of the various pending bills appear to enjoy wide-spread support, various subsidiary provisions have yet to be resolved in a manner that will allow the bills to move to enactment during this Congressional term. If financial modernization is enacted, it may significantly increase competition as larger, more geographically dispersed and more diversified financial services companies merge with or acquire banks or bank holding companies.


ITEM 2.   PROPERTIES.
-------   -----------

        INTRUST  FINANCIAL  CORPORATION,  INTRUST  BANK,  N.A.  AND  NON-BANKING
        ------------------------------------------------------------------------
        SUBSIDIARIES
        ------------
        The Company's principal offices and IB's main banking offices are located at 105 North Main Street and 100 North Main Street, Wichita, Kansas. Both offices are located in three office buildings owned by IPI. These three buildings, together with the adjacent six-story garage and two-story garage owned by IPI, occupy approximately one city block in downtown Wichita. The sixth through tenth floors of the building at 105 North Main Street and sixth through ninth floors of the building at 100 North Main are presently subleased by IB to others. The Company subleases office space from IB on the third and fourth floors of the building at 100 North Main. Employees of the Non-Banking Subsidiaries occupy space within various IB office locations.

        As of December 31, 1998, IB had nine detached branch facilities in Wichita, Kansas, all leased from its subsidiary IPI. IPI owns the facilities and the land at six offices. With respect to the three other detached offices, IPI owns the facilities and leases the land on which such offices are located from unaffiliated parties.

        IB had two small branch offices which serve residents and staff members of retirement communities located in Wichita, Kansas. IB leases office space at both of these locations.

        IB also had offices in ten Dillon supermarkets in Wichita. The office space at each of these locations is leased from an unaffiliated party.

        In addition to the above Wichita locations, IB had offices in the following communities:

        A branch owned by IPI and leased to IB, and a Dillon supermarket office leased by IB from an unaffiliated party in El Dorado, Kansas.

        A branch owned by IPI and leased to IB in Haysville, Kansas.

        A branch owned by IPI and leased to IB in Ottawa, Kansas.

        A main banking office, one detached facility and a Dillon supermarket office in Johnson County, Kansas. IB owns the main office building and leases the land where the main office building is located as well as the other two offices from unaffiliated parties.

        A branch owned by IPI and leased to IB in Valley Center, Kansas.

        A Dillon supermarket office leased by IB from an unaffiliated party in Andover, Kansas.

        IB had loan production offices in Oklahoma City, Oklahoma and Tulsa, Oklahoma. Both offices are leased from unaffiliated parties.

        Total square footage of all facilities owned and occupied by IB, as of December 31, 1998, was approximately 269,400 square feet.

        WILL ROGERS BANK
        ----------------
        WRB's main banking office is located at 5100 Northwest Tenth, Oklahoma City, Oklahoma. Total square footage of the facility, which is owned by WRB, is approximately 23,550 square feet.

        WRB leases a branch facility located at 5909 N.W. Expressway, Oklahoma City, Oklahoma, which has approximately 3,200 square feet of office space.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

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
                                1998                  1997
------------------------------------------------------------------------
                           High        Low      High        Low
------------------------------------------------------------------------
     1st Quarter           $110       $ 86       $63        $63
     2nd Quarter            123        110        70         63
     3rd Quarter            125        123        75         70
     4th Quarter            127        127        86         75

        The  quotations  in the above  table  reflect  inter-dealer  quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On February 3, 1999, there were 391 stockholders of record for the 2,034,516 shares of outstanding common stock. Approximately 74% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of twenty-eight other states, with no singular concentrations. In 1998, the Company received cash dividends in the amount of $1,400,000 from WRB and $138,000 from Trust. The Company declared and paid cash dividends of $5,333,475, or $2.50 per share during 1998 and $4,160,875, or $1.90 per share during 1997. During 1998, dividend declaration dates were January 13, April 14, July 14, October 13 and December 8. During 1997, dividend declaration dates were January 14, April 8, July 8, October 14 and December 9. The payment of dividends by the Company is primarily dependent upon receipt of cash dividends from the Subsidiary Banks. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 15) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company will be the quarterly interest payments to holders of $11,078,000 in 9% Convertible Subordinated Capital Notes due 1999 (the "Capital Notes"), payment of interest related to the Trust Preferred Securities and the quarterly interest payments and annual principal payments on the variable rate term loan payable to another financial institution. Additional information concerning the Capital Notes, the Trust Preferred Securities and the term loan may be found in the "Notes to Consolidated Financial Statements" (notes 10 and 11). The Company's Board of Directors will continue to review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data

-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                            1998           1997           1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------
Operations:
 Interest income                                  $146,883       $132,454       $132,463       $127,919       $110,383
 Interest expense                                   69,325         60,147         56,436         53,460         38,267
-----------------------------------------------------------------------------------------------------------------------
     Net interest income                            77,558         72,307         76,027         74,459         72,116
 Provision for loan losses                          11,090          8,240         20,151         18,118          2,962
 Credit card valuation write-down                        0          4,645         17,475              0              0
-----------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan losses and write-down                   66,468         59,422         38,401         56,341         69,154
 Other income                                       42,637         41,129         33,768         33,620         26,888
 Other expenses                                     77,381         74,627         70,438         71,195         66,189
-----------------------------------------------------------------------------------------------------------------------
     Income before income taxes                     31,724         25,924          1,731         18,766         29,853
 Provision for income taxes                         12,190          9,260             51          6,379         10,884
-----------------------------------------------------------------------------------------------------------------------
Net income                                        $ 19,534       $ 16,664         $1,680       $ 12,387       $ 18,969
-------------------------------------------------======================================================================

Average shares outstanding                       2,147,118      2,193,268      2,285,337      2,344,762      2,371,377
-------------------------------------------------======================================================================

-----------------------------------------------------------------------------------------------------------------------
Per share data assuming no dilution                  $9.10          $7.60          $0.74          $5.28          $8.00
-------------------------------------------------======================================================================

-----------------------------------------------------------------------------------------------------------------------
Per share data assuming full dilution                $7.90          $6.74          $0.74          $4.77          $7.10
-------------------------------------------------======================================================================

-----------------------------------------------------------------------------------------------------------------------
Cash dividends per share                             $2.50          $1.90          $1.55          $1.50          $2.50
-------------------------------------------------======================================================================
Balance sheet data at year-end:
 Total assets                                   $2,115,465     $1,923,822     $1,721,402     $1,666,984     $1,519,117
 Total deposits                                  1,647,354      1,552,766      1,428,395      1,367,141      1,276,076
 Long-term notes payable                            12,500         23,000         17,660         20,310         22,950
 Convertible capital notes                          11,078         11,219         11,219         11,854         12,000
 Subordinated debentures                            57,500              0              0              0              0
 Stockholders' equity                              129,611        132,645        122,094        135,163        127,590
 Book value per share                                63.95          61.00          55.37          57.81          54.01
-----------------------------------------------------------------------------------------------------------------------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

         FINANCIAL OVERVIEW
         ------------------
         Consolidated net income of INTRUST Financial Corporation in 1998 increased 17.2% over 1997 levels, reaching $19,534,000. 1998 earnings represent the highest level of earnings recorded by the Company in its history. Continued dislocation in the Company's principal markets, coupled with extensive business development efforts, resulted in significant growth in its traditional loan and deposit product offerings. Such growth substantially offset compression in the interest margin experienced throughout 1998. In addition, the Company realized significant growth in fee revenue arising from the sale of wealth management products to both corporate and retail customers.

         Unlike results for 1997 and 1996, 1998 results were not impacted by the Company's decision in 1996 to sell its national credit card portfolio. As noted in previous filings, the Company incurred pre-tax charges of approximately $4.5 million and $29.2 million in 1997 and 1996, respectively as a result of exiting the national credit card market. Financial results in the Company's credit card line of business were much improved this year, and are the main reason for the 71% increase in the consumer banking segment profit as reported in footnote 19 to the accompanying consolidated financial statements.

         Significant progress was made by the Company in 1998 in addressing the Year 2000 ("Y2K") issue. As has been noted in previous filings, all of the Company's core systems are processed by third parties. The Company has been actively engaged in working with these third parties to ensure the Y2K compliance of these core processing systems. In addition, the Company has in place a well-defined assessment, renovation, testing and implementation plan for all of its systems. Specific details on the Company's Y2K compliance may be found in the "Year 2000" section of this analysis.


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

         The Company has established credit analysis and review processes for determining the propriety of its allowance for loan losses. Individual commercial loans meeting certain size criteria are reviewed and graded individually. A specific allowance is then computed for each reviewed credit based on the overall grade assigned. A general allowance for those commercial loans not individually reviewed is computed based on a factor applied to the total dollar amount of commercial loans not subject to specific review. Credit card loans are considered to be a homogeneous group of receivables, with the allowance allocated to the credit card portfolio based on credit scoring, bankruptcy trends and delinquency information of that portfolio. Other consumer loans consist principally of loans secured by automobiles. These loans are also reviewed in the aggregate. The Company's grading system is based on both objective factors - principally financial information and ratios, and some more subjective measures such as quality of management, projected industry trends and competitive factors. A detailed analysis of the allowance for loan losses is conducted quarterly. It is during this analysis that the Company may make changes to the allocation of the allowance based on an assessment of specific risk issues in each of its business lines.

         The Company recorded a provision for loan losses and write-downs of loans held-for-sale of $11,090,000 in 1998. Comparable amounts in 1997 and 1996 were $12,885,000 and $37,626,000 respectively. As discussed in previous filings, the Company made a decision to exit the national credit card market in 1996, which resulted in portfolio write-downs in both 1997 and 1996. These write-downs resulted in the higher total provision amounts in 1997 and 1996.

         The 1998 provision for loan losses totaled $11,090,000, representing an increase of $2,850,000 over the 1997 provision (exclusive of the provision for write-down of loans held for sale). The 1998 provision level, when combined with net charge-offs of $7,319,000, resulted in an increase in the allowance for loan losses of $3,771,000. Approximately 30% of the increase in the allowance was attributable to an increase in reserves on specifically identified commercial receivables. The remainder of the increase resulted from increased loan volumes and from increased provisions in the consumer banking segment of the portfolio. Total loans (including loans held-for-sale) at December 31, 1998 aggregated $1.45 billion, an increase of 11.7%, or approximately $170 million over comparable 1997 amounts.

         The overall economies of the Company's principal markets remained sound in 1998, resulting in favorable credit quality in the Company's loan portfolio. The Company experienced significant growth in its commercial loan portfolio again this year. It does not believe that this growth resulted from the lessening of credit standards, but rather from the continued dislocation in the Company's principal markets. Net charge-offs in the commercial, financial, agricultural and real estate areas continued to be quite low. 1998 net charge-offs were $1,809,000, compared to $672,000 in 1997. Average loans in these business lines were approximately $860 million and $750 million in 1998 and 1997, respectively. The Company believes its ratio of net charge-offs/average loans in the commercial sector compares favorably to industry averages. Net charge-offs on installment loans did not change appreciably from 1997 levels. While the Company believes its ratio of net credit card charge-offs/average credit card loans compares favorably to industry averages, net charge-offs in this lending category did increase $479,000 over 1997 levels. The Company has increased the dollar amount of allowance for loan losses allocated to its credit card portfolio by $1.4 million in recognition of the increased charge-off percentage in this line of business.

         The Company's allowance for loan losses at year-end was equal to 355% of nonaccrual, past due and restructured loans. Comparable percentages in 1997 and 1996 were 266% and 142%, respectively. The allowance for loan losses equaled 1.53%, 1.42%, and 1.47%, of total loans outstanding at December 31, 1998, 1997 and 1996, respectively. After declining 38.2% in 1997, non-performing loans declined another 9.2% in 1998. Non-performing credit card loans comprised 26.4% of total non-performing loans in 1998, and were 30.4% of the comparable 1997 total. Non-performing loans as a percentage of total year-end loans in 1998, 1997 and 1996 were .43%, .53% and 1.03%, respectively. The absence of the national credit card portfolio in 1997 accounted for the significant change in the 1997 and 1996 percentages.

         While the dollar amount of non-performing loans has declined, the Company increased its allowance for loan losses because of the significant volume of new business recorded in 1998. In addition, certain forward-looking indicators, such as delinquency levels, do not seem to have the direct relationship to subsequently charged-off accounts that they once had. The Company has experienced more loans, particularly in the consumer segment, going directly from a performing status to bankruptcy.

         The largest single net charge-off during 1998 was to a commercial enterprise. No trends were noted during the year that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio. Management continues to closely monitor its consumer lending exposure. Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information. Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio in 1999. With a continued favorable economic climate, the Company believes its provisions for loan losses will be comparable to that recorded in 1998.


         NET INTEREST INCOME
         -------------------
         The relatively flat yield curve environment that was present in 1997 continued throughout 1998. Even though the Federal Reserve eased interest rates on three separate occasions, the easing had little impact on the slope of the yield curve. At the end of 1998, the spread between three-month Treasury bill rates and thirty-year Treasury notes was approximately 60 basis points. The easing by the Federal Reserve was most evident in the yield on investment securities, as the Company experienced a reduction in these yields of 40 basis points in 1998. Competitive funding pressures, along with the Trust's issuance of Trust Preferred Securities in January of 1998, resulted in a five basis point increase in the cost of interest-bearing liabilities in 1998.

         Dislocation in the Company's principal markets continued in 1998, with the Company again benefiting through growth in its loan portfolio and its funding sources. Total average net loans increased $75.7 million in 1998, after increasing $145.1 million in 1997. Total average deposits and short-term debt grew $180 million this year, after increasing $98.3 million and $100.5 in 1997 and 1996, respectively. Average non-interest bearing demand deposits increased $42 million, as the Company continued to acquire corporate deposits in connection with its commercial loan growth. The Company also experienced growth in 1998 in short-term repurchase agreements, as the successful marketing of its cash management products resulted in an increase in this funding source of $56.1 million in 1998.

         Total interest income in 1998 increased $14,429,000, or 10.9%, over 1997 levels. This increase was volume-driven, as average interest-earning assets increased 14.4% in 1998. The Company was able to successfully maintain its yield on average loans, with only a one basis point change in 1998. However, the Company does maintain an investment portfolio with a relatively short weighted average maturity. With $177 million of investment securities maturing in 1998 and with the Federal Reserve easing that took place during the year, the Company reinvested in securities carrying a lower yield. As a result, the yield on investment securities declined 40 basis points. Also impacting the Company's overall yield on interest-earning assets was the fact that the Company operated with a higher level of liquidity in 1998. Loans as a percentage of average interest-earning assets were 73.1% in 1998, compared to 78.8% in 1997. The combination of these factors resulted in a decrease in the yield on total interest-earning assets of 28 basis points in 1998.

         Interest expense in 1998 totaled $69,325,000, an increase of 15.3% over 1997 amounts. 1998 average interest-bearing liabilities increased 14% over 1997 levels. The Company operates in what it considers to be a very competitive environment with respect to the pricing of traditional deposit products. Even though the Federal Reserve reduced borrowing rates by 75 basis points in 1998, there was little change in the Company's cost of funds for its deposit products. The average cost of funds for the Company's total deposits was 4.33%, declining six basis points from 1997 levels. This decrease is the result of a shift in the composition of total rate-related deposits, as the Company saw slightly more of its deposit base invested in more liquid deposit vehicles. During 1998, approximately 54% of total interest-bearing deposits were invested in relatively more liquid savings and interest-bearing demand accounts. The comparable percentage in 1997 was 50.5%. Because these more liquid products carry a lower rate of interest, the Company did experience a modest decline in the cost of funds of its deposit products.

         The Trust's issuance of $57,500,000 in Trust Preferred Securities in January 1998, had the greatest impact on the Company's overall cost of funds. The Trust Preferred Securities have a distribution rate of 8.24%. This issuance served to increase the long-term debt interest cost of the Company by 23 basis points, and had a 14 basis point effect on the Company's overall cost of funds. Had the Trust Preferred Securities not been outstanding in 1998, the Company's overall cost of funds would have declined nine basis points from 1997 levels.

         Total interest income recorded by the Company in 1997 was $132,454,000, essentially unchanged from the comparable 1996 amount of $132,463,000. Strong growth in loan demand enabled the Company to reach this level of interest income, as this growth offset the negative impact on interest income in 1997 of the sale of the relatively higher-yielding national credit card portfolio. Yields on net loans in 1997 declined 76 basis points from 1996 levels. The Company estimates that approximately 40% of this decline is attributable to the affect on yields of the sale of the national credit card portfolio. Total interest expense in 1997 increased 6.6% over 1996 levels, as average interest-bearing liabilities increased 5.6%. Funding costs in 1997 were little changed from 1996 levels. While the yield curve did flatten during the year, the stable interest-rate environment meant that there was not a significant change in the cost of deposit products on the short end of the curve. As a result, the Company experienced only a four basis point change in the cost of its interest-bearing liabilities in 1997.

         The Company currently does not expect significant changes in the overall interest rate environment in 1999, although any number of political considerations could influence interest rates in 1999, as could events in Latin America and Asia, and issues associated with Y2K could impact overall liquidity levels. However, as noted above, the Company anticipates that changes in the composition of the loan portfolio, combined with competitive changes in its principal marketplace are expected to result in continued pressure on the interest margin, and that the net yield on interest-earning assets will continue to decline in 1999. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

         NONINTEREST INCOME
         -------------------
         Total noninterest income increased $1,508,000, or 3.7% over 1997 levels. The Company experienced double-digit growth in both service charge and fiduciary income in 1998, but the amortization of one of the credit card securitization programs and the decision to exit the processing of national merchant credit card activity resulted in a 32% decline in credit card fees in 1998.

         Service charges on deposit accounts increased 10% this year, to $11,008,000. As discussed in previous quarterly filings, the Company experienced growth in each quarter of 1998 in the number of deposit accounts serviced, concluding the year with account growth of 4.3%. As noted above, the Company's cash management products were well received in the marketplace in 1998, resulting in additional fee income from these product offerings.

         Fiduciary income increased $2,530,000, or 31.7%, in 1998. During 1996 and 1997, the Company made significant investments in this line of business, greatly expanding its product offering in the wealth management area. The Company now provides funds management, record keeping, employee education and actuarial consulting services for employee benefit plans in addition to traditional personal trust services. Assets under management for which the Company has a fiduciary responsibility increased 13%, to $2.27 billion at December 31, 1998. The Company will continue to emphasize growth in this area in 1999.

         As noted above, credit card fees declined this year as one of the Company's credit card securitization transactions fully amortized in 1997 and the Company elected, in the first quarter of 1998, to exit the national merchant processing business. The Company recorded approximately $1.4 million in revenue in 1997 attributable to the credit card securitization that fully amortized in 1997. Principally all of the remaining year-over-year difference in credit card fee revenue is due to the cessation of national merchant processing.

         Other service charges, fees and income increased $2,205,000, or 22.1% in 1998. As discussed in previous quarterly filings, the Company recorded a gain of approximately $1.4 million in the first quarter of 1998 when it sold its national merchant processing business. In addition, the Company recorded an increase in fee income of approximately $500,000 arising from a greater volume of mortgage loans originated on behalf of others. The interest rate environment in 1998 resulted in higher volumes of new residential loans and increased refinancing activity. Fee income arising from the securitization of automobile loans in December, 1997, along with increases in international banking revenue and ATM fees, served to substantially offset revenue recorded in 1997 arising from the servicing of the previously-sold portfolio of national credit card accounts.

         Securities gains of $126,000 were the result of a contractual agreement to sell equity securities that the Company acquired in its acquisition of a financial institution in 1993. The Company does not maintain a trading portfolio of investment securities.

         During 1997, the Company experienced growth in all categories of noninterest income. Increased service charge income was due principally to volume increases, and as noted above, the Company made significant investments in its fiduciary line of business, resulting in increased revenue from new products and services. Credit card fees increased 9.7% as the Company's revenues in this area increased due to its processing of national merchant business. However, as previously noted herein, costs associated with this processing also increased significantly, and the Company elected in January 1998 to exit this business line. Other service charges, fees and income increased approximately $3.2 million in 1997. One-half of this increase was attributable to fees recorded on the servicing of the national portfolio accounts during 1997. The Company also realized in excess of $400,000 in additional income in 1997 from its securitization of automobile loans and increased ATM transaction volume. The Company also recorded additional revenue from its introduction of international banking services in 1997.

         NONINTEREST EXPENSE
         -------------------
         Noninterest expense increased 3.7% in 1998, to $77,381,000, after increasing 5.9% in 1997. The growth of the Company in 1998 resulted in additional incremental costs in many categories of noninterest expense.

         Salaries and employee benefits increased $3,361,000, or 9.6% in 1998. During the year, the Company recorded approximately $700,000 in one-time costs associated with an early retirement program and certain severance expenses. An additional $1.2 million in compensation expense was recorded in 1998 as the Company continued its investment in its fiduciary income lines of business. After remaining relatively stable the last two years, health and life insurance costs increased 15.4% in 1998. Absent these factors, salary and employee benefit costs would have increased approximately 3.7%. At December 31, 1998, the Company had a total staff (on a full-time equivalent basis) of 905, compared to 901 and 890 at the end of 1997 and 1996, respectively. Salary and employee benefit costs in 1998 represented 1.92% of average total assets, as compared to 1.98% and 1.84% in 1997 and 1996, respectively.

         During 1998, the Company continued the development of its internet banking product, as well as upgrading technology equipment at many of its locations. In addition, the Company continued to enhance its check imaging solution during the year. As a result of making these investments, the Company experienced increases in occupancy and equipment expense and data processing expense. Occupancy costs were also impacted by rents paid to the largest-volume convenience store chain in Kansas, as the Company consummated an agreement with that company to place its ATMs inside those convenience stores located in the Company's principal markets. Data processing expense also increased due to the increase in the volume of accounts processed by the Company's third party data processing provider. The implementation of the imaging technology for a full year did, however, allow the Company to reduce its postage and dispatch costs even with an increased statement volume.

         Advertising and promotional activities increased $296,000 in 1998. The Company actively promoted its new presence in the convenience store locations referred to above, as well as engaging in activity-based marketing with two of its largest credit card affinity groups.

         Other noninterest expense declined $1,725,000 in 1998. Costs associated with processing the national merchant accounts totaled approximately $2.8 million in 1997, and with the sale of these accounts in January of this year, many of these costs were not incurred in 1998. The Company did experience increased costs in connection with new affinity agreements reached with two of its largest credit card affinity groups. As a result of new contracts signed during the year with those two groups, affinity expenses increased $380,000 over 1997 levels. Volume increases also resulted in a 30% increase in item processing costs, and increases in loan collection and legal costs.

         Noninterest  expense increased 5.9% in 1997, to $74,627,000.  Increased
compensation  costs  and  increases  in  other  noninterest   expenses  exceeded
reductions realized in occupancy, postage and advertising costs.

         Salaries and employee benefits increased $4,274,000, or 13.8% in 1997. Approximately $1.7 million, or 40% of this increase, is attributable to the expansion of the Company's fee-based businesses. In 1996, the Company significantly reduced its variable pay awards to employees in recognition of the Company's decreased level of profitability. With the Company's return to higher levels of profitability, variable pay awards also returned to higher levels, resulting in a $600,000 increase in salaries and employee benefits. Net occupancy and equipment expense declined $488,000 in 1997, due principally to a $450,000 reduction in impairment losses recorded on physical locations. Data processing expense was essentially unchanged from 1996 levels. However, the Company elected to bring certain personal computer data processing activities in-house, after previously outsourcing these activities. As a result, data processing costs were approximately $500,000 less than they otherwise would have been. The Company expended significant efforts in 1997 upgrading its network infrastructure and developing its Internet site and check imaging capabilities. Supplies costs increased 10.4% in 1997, to $2,334,000. Increased volumes and supplies required for the introduction of new products were the main reasons for the increase.

         Postage and dispatch costs declined in 1997, as investments in check imaging technology resulted in reduced postage costs associated with the mailing of customer statements. The sale of the national credit card portfolio, which was concluded in August 1997, also resulted in a reduction in the volume of statements mailed to the Company's credit card customers. Advertising and promotional activities were $441,000 less in 1997 than they were in 1996. The Company made greater use of targeted marketing campaigns in 1997, employing less mass marketing techniques. Also, the Company utilized more internal resources to more efficiently promote its credit card marketing efforts. Other noninterest expenses increased $1,648,000 or 11% in 1997 to $16,434,000. Costs associated with the Company's processing of its national credit card merchant portfolio were responsible for much of this increase.

        Included in other noninterest expenses are the Company's payments to First Data Resources, Inc. for credit card processing.

         Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

         CONCENTRATIONS OF CREDIT RISK
         -----------------------------
         Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita MSA. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. As noted elsewhere, a generally favorable economic environment was present in the region during 1998. The Company believes a similar climate will be present in 1999. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City markets through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas.

         The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. The Company's loan portfolio is comprised of customers in a number of industries, with the manufacturing, agricultural and food service industries representing important components of the portfolio. As the Company's principal market, Wichita, Kansas, has a significant manufacturing presence in the general aviation industry. The Boeing Company, Cessna Aircraft, Learjet, and Raytheon Aircraft all have significant facilities in Wichita. During 1998, manufacturing employment in Wichita increased 6%, principally as a result of the strength of the general aviation market. The general aviation manufacturers are continuing to operate with a backlog of orders that should result in relatively stable employment in this industry segment in 1999. Food service industry borrowers comprise an important part of the Company's commercial loan portfolio. The Company believes that its risks in the food service industry are spread among a number of different borrowers who are involved in a variety of different types of food service in a number of geographic markets throughout the United States. The agricultural industry is an important part of the overall Kansas economy. As with its exposure in the food service industry, the Company's exposure in the agricultural sector is spread among a number of different borrowers who are engaged in different facets of the agricultural economy. The Company has very limited exposure within the agricultural sector to pork producers. Each loan in the commercial portfolio is analyzed independently based upon the financial risk in that particular situation.

         Consumer credit is comprised of credit card and installment loans, and represents a large concentration of overall risk in the loan portfolio. In large part, installment receivables represent loans made to acquire automobiles and are secured by the automobiles. While losses in this area of the loan portfolio have increased modestly, the Company believes its loss experience in this segment of consumer lending generally compares favorably to industry averages. The Company does not engage in sub-prime automobile lending. Credit card receivables are represented by Mastercard(R) and VISA(R) customers, and are unsecured. As has been discussed elsewhere herein, the Company has exited the national market for credit cards. The Company intends to aggressively pursue consumer lending opportunities in its trade territory, but it does not intend to embark on a national marketing campaign of its products in the foreseeable future. The volume and risk in all loans is continuously evaluated and reflected in the allowance for loan losses.

         During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).

         OFF-BALANCE-SHEET RISK
         ------------------------

         Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments. However, as disclosed in previous filings the Company has entered into credit card receivable and automobile loan receivable securitization transactions. These transactions allow the Company to free up capital for other uses and to more effectively manage its balance sheet. Previous filings have described the credit card securitizations that were concluded in December 1994 and January 1995. During 1997, the Company's floating rate credit card securitization was renewed, while the fixed rate transaction commenced its contractual amortization, which concluded in December 1997. In December 1997, the Company securitized and sold approximately $45 million of automobile loans. The automobile paper securitization amortizes as principal payments on the securitized loans are received. At December 31, 1998, approximately $23 million in receivables remained outstanding. This transaction also carries a floating interest rate, and provides that the Company may, through December 1999, securitize and sell up to $100 million in automobile receivables through this conduit. In both of the securitization transactions that are presently in place, neither the loan receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card and automobile accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolios. Instead, servicing fee income is received by the Company.

         At December 31, 1998, the aggregate amount of commitments to extend credit outstanding was $520,888,000, excluding credit card lines of $801,720,000. Comparable amounts at December 31, 1997 and 1996 were $414,224,000 and $366,264,000, respectively. At December 31, 1998, the aggregate amount of letters of credit outstanding was $55,556,000, compared to $39,654,000 at December 31, 1997 and $33,756,000 at December 31, 1996.

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

         The issuance of letters of credit is governed by the same underwriting standards as are applicable in any other credit transaction. Some are secured; others are supported by the general credit standing of the obligor. Liabilities under letters of credit are evaluated on a continuing basis, as are all other loans in the credit review process.

         INVESTMENT PORTFOLIO RISK
         -------------------------
         Analysis of the investment portfolio is included in Table 4, Investment Portfolio, and Table 5, Maturities and Yield Analysis. The Company has the ability, and management has the intent, to hold those investment securities classified as held-to-maturity until maturity. In recognition of the significant loan growth experienced by the Company, management elected, in 1997, to begin classifying purchases of U.S. Government and Agency securities as available-for-sale. While there has been no change in management's investment philosophy or intentions, liquidity issues associated with continued loan growth could result in some investment securities being sold prior to maturity, thus the Company's decision to classify prospective purchases as available for sale. The Company does not maintain a trading account or engage in trading activities. On occasion, maturities will be pre-funded. Pre-funding occurs within a short period prior to the maturity of the maturing obligations.

         Management believes the average maturity of the Company's investment security portfolio to be shorter than peer group averages and that maintenance of a portfolio of this duration substantially reduces interest rate risk. At December 31, 1998, the Company's investment security portfolio had a weighted average maturity of 1 year and 8 months. The market value of the investment portfolio exceeded its cost basis by approximately $3 million. The Company maintains a conservative investment strategy and believes the diversification of the portfolio results in very little credit risk existing in the portfolio.

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

         The day-to-day liquidity needs of the Company are primarily met by the management of the federal funds position. Adjustments in the Company's net federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. The Company has contractual maturities of investment securities classified as held-to-maturity (including mortgage-backed securities), in the next year of $107,457,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. The Company also has approximately $209,000,000 in investment securities that are classified as available-for-sale which could provide an additional source of liquidity. Further, a significant portion of the loan portfolio is comprised of installment instruments that provide an additional source of liquidity through their normal run-off. As previously discussed in this analysis, the Company has securitized and sold certain credit card and automobile paper receivables. Proceeds from these transactions provide additional sources of liquidity.

         A major  component  of the  asset/liability  management  process is the focus  on  the  control  of  interest  rate  exposure.  Emphasis  is  placed  on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December
31, 1998, the Company's interest rate sensitivity based on contractual maturities. The table reflects the actions taken by customers to shorten their deposit maturities given the flat yield curve that presently exists. The table reflects only contractual maturities; it does not consider prepayments that typically occur on automobile loans and mortgage loans. The Company does not use derivative financial instruments to control interest rate risk. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure. Loans held-for-sale, net of write-downs, are included in net loans in the table.

INTEREST RATE SENSITIVITY
December 31, 1998                                       1 to 90      91 to 180   181 to 365    1 to 2      Over
(Dollars in thousands)                                    Days          Days        Days       Years      2 Years      Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Net Loans                                           $   759,791    $ 115,790    $ 156,800    $141,802   $253,726  $1,427,909
  Investment Securities                                    32,435       39,053       71,340     128,307    116,685     387,820
  Federal funds sold                                       68,550            0            0           0          0      68,550
------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                      $   860,776    $ 154,843    $ 228,140    $270,109   $370,411  $1,884,279
--------------------------------------------------------------------------------------------------------------------==========
Interest-bearing liabilities:
  Interest-bearing deposits                           $   807,615    $  87,429    $ 209,685    $ 86,299   $ 54,148  $1,245,176
  Federal funds purchased                                 241,955            0            0           0          0     241,955
  Other borrowings                                         14,760            0       11,078           0     57,500      83,338
------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                 $ 1,064,330    $  87,429    $ 220,763    $ 86,299   $111,648  $1,570,469
--------------------------------------------------------------------------------------------------------------------==========

Interest rate sensitivity                             $  (203,554)   $  67,414    $   7,377    $183,810   $258,763
Cumulative interest rate sensitivity                  $  (203,554)   $(136,140)   $(128,763)   $ 55,047   $313,810
Cumulative interest rate sensitivity gap as a
   percentage of total assets
                                                           (9.62)%      (6.43)%      (6.08)%       2.60%     14.83%
Cumulative ratio of interest-sensitive assets to
   interest-sensitive liabilities                          80.87 %       88.17%      90.61 %     103.77%    119.98%

        The following information should be read in conjunction with the consolidated statement of cash flows, which appears under Item 8 of this report.

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents decreased $60,503,000 for the year ended December 31, 1998, as the net cash absorbed by investing activities exceeded the cash provided by operating and financial activities. Operating activities provided cash of $16,414,000, resulting primarily from net earnings of $19,534,000. Cash outflows from investing activities totaled $246.2 million, increasing $102 million over 1997 levels. The Company recorded loan growth of $161.7 million and increased its investment portfolio by approximately $79 million. Financing activities provided $169.3 million in cash in 1998, decreasing $16.3 million from the comparable 1997 amount. The smaller increase in deposits and short-term borrowings in 1998 was substantially offset by the proceeds received from the issuance of subordinated debentures. However, the Company did repurchase $17.5 million in common stock during the year, resulting in the overall decline in cash provided from financing activities.

        For the year ended December 31, 1997, cash and cash equivalents increased $76,005,000 as the net cash provided by operating and financing activities exceeded the cash used in investing activities. Operating activities provided $34,147,000 in cash in 1997, resulting primarily from net earnings of $16,664,000 and noncash provisions for losses and depreciation of $19,479,000. Cash outflows from investing activities totaled $143,720,000. These outflows were the result of $132,822,000 in loan growth during the year and a net increase in the Company's investment portfolio of $11,911,000. Financing activities provided appreciably more cash in 1997 than they had in 1996 or 1995. Company deposits increased $124,371,000 and short-term-borrowings (principally repurchase agreements) increased $62,310,000.

         The Company's ability to pay dividends on its common stock and interest on its capital notes is dependent upon funds provided by dividends from the Subsidiary Banks and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimal capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded these requirements at December 31, 1998. In January 1998, the Company concluded a $57,500,000 public offering of Trust Preferred Securities. Terms of the issuance provide that payment of dividends to common stockholders will be prohibited unless the Company has funded the payment of the distributions due the Trust Preferred Securities holders. The payment of dividends by the Subsidiary Banks is restricted only by regulation. At December 31, 1998, approximately $13,274,000 was available from the Subsidiary Banks' retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Banks combined with cash balances maintained by the parent company at December 31, 1998 provide the parent company with sufficient liquidity to meet its needs.

         CAPITAL ADEQUACY
         ----------------
         Capital strength is important to the success of INTRUST Financial Corporation. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. As noted above, the Company concluded an offering of Trust Preferred Securities in January 1998. The Trust Preferred Securities are considered capital for regulatory purposes. At December 31, 1998, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8% of which at least 4% must qualify as Tier 1 capital. At December 31, 1998, the Company's total capital to risk-weighted assets was 11.4% and its Tier 1 capital to risk-weighted assets ratio was 9.3%. These ratios were 9.2% and 7.9%, respectively in 1997.

          While the Company does not have a formal stock buyback program, it may, from time to time, offer to repurchase stock from stockholders meeting pre-determined criteria as to the size of their holdings, and it will consider repurchasing stock if and when it becomes available.

         Capital ratios of the Subsidiary Banks are as follows:
                                                         INTRUST    Will Rogers
                                                        Bank, N.A.     Bank
                                                        ----------  -----------
Leverage Ratio                                             7.9%         9.7%
Core Capital/Risk Weighted Assets                          9.5%        15.3%
Total Capital/Risk Weighted Assets                        10.8%        16.3%

         Dividends declared in 1998 were $5,333,000 ($2.50 per share). Dividends of $4,161,000 ($1.90 per share) and $3,541,000 ($1.55 per share) were declared in 1997 and 1996, respectively.

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

         The estimated fair value (as computed) of its financial assets exceeded the book value of those assets by approximately $17.3 million at December 31, 1998. The estimated fair value of financial assets exceeded its book value by $13.8 million at December 31, 1997. The year-over-year change is due to the modest declines in interest rates experienced in 1998, which resulted in both loans originated and investment securities purchased during prior periods increasing in market value.

         The estimated fair value of financial liabilities at December 31, 1998 exceeded their book value by $47.1 million. This difference was $25.1 million in 1997. During 1998, the market value of the Company's common stock increased approximately 51%. Since the estimated fair value of the Company's convertible capital notes is based on the conversion feature of these notes, this increase in the market value of the Company's common stock resulted in a proportionate increase in the estimated fair value of the convertible capital notes. In addition, the guaranteed preferred beneficial interests in the Company's subordinated debentures carry a distribution rate of 8.24%. With a decline in interest rates during the year, the fair value of these financial liabilities increased.

         INFLATION AND CHANGING PRICES
         -----------------------------
         The impact of inflation on financial institutions differs from that exerted on other types of commercial enterprises. The Company has a relatively small portion of its resources invested in capital or fixed assets. The majority of its assets are monetary in nature. For this reason, changes in interest rates are a primary factor in determining their value. Fluctuations in interest rates and efforts by the Federal Reserve Board to regulate money and credit conditions have a greater effect on the Company's profitability than do the effects of higher costs for goods and services.

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

         Throughout 1998 the Company has been actively engaged in efforts to assess, renovate, test and implement necessary changes to its existing systems. The Company outsources its principal data processing activities to third party vendors, and all significant software application systems are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the problems associated with the Y2K issue. The Company's Y2K project team is actively engaged in the development, monitoring and updating of business unit workplans. At December 31, 1998, the Company has completed its assessment phase, and 85% of identified Y2K issues had been resolved. The Company had completed the validation and testing of 65% of the renovated systems, and had completed 45% of their implementation plan. The Company believes it is on schedule to complete its Y2K plan in the second quarter.

         As noted in previous filings, the Company does not expect its Y2K efforts will have a material impact on its financial position or its results of operations. During 1998, payments to third parties as a result of work performed in connection with Y2K were not material. This is because its major systems are outsourced to third parties, and the Company is not responsible for the actual renovation of code for these core systems. Y2K has, however, delayed the Company's ability to implement system enhancements that might otherwise have increased efficiencies. The failure to have these enhancements in place does not present the Company with operational difficulties or impact the Company's ability to adequately serve its customers.

         The  failure  of  a  commercial   bank  customer  to  prepare  for  Y2K
compatibility could have a significant adverse effect on such customer's operations and profitability, thereby impacting that customer's ability to repay loans in accordance with their terms. The Company has completed a survey of its customer base on their Y2K efforts. Survey results were generally favorable. The Company has addressed the prospect of any additional risk associated with its lending portfolio arising from the Y2K issues in the normal course of its overall risk analysis.

         As a financial institution holding company, it is possible that Y2K may result in a greater demand for liquidity at the Company's Subsidiary Banks. The Company's overall liquidity plan for its Subsidiary Banks is substantially complete. The Company intends to test this plan in the second quarter of 1999. The Company is also in the process of updating and modifying its internal contingency planning documents for the Y2K issue. It anticipates that this contingency plan will be completed in the second quarter of 1999.

         NEW ACCOUNTING STANDARDS
         ------------------------
         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998.

         The Company does not anticipate that adoption of any of the above Statements will have a material impact on operating results or its financial condition.

CONSOLIDATED STATISTICAL INFORMATION
------------------------------------

The following tables, charts and comments present selected financial information relating to INTRUST Financial Corporation in compliance with the statistical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations

------------------------------------------------------------------------------------------------------------------------
Average Balance Sheet                                                                                         (Table 1)
------------------------------------------------------------------------------------------------------------------------
The daily average amounts by condensed categories for the past three years is presented below (Dollars in thousands):


Year Ended December 31                               1998                       1997                      1996
------------------------------------------------------------------------------------------------------------------------
                                              Average     Percent        Average    Percent        Average    Percent
                                              Balance     of Total       Balance    of Total       Balance    of Total
Assets:
-------
Cash and Due from Banks                     $  128,090        6.4%     $  112,923       6.3%     $   89,060       5.3%
Taxable Investment Securities                  343,512       17.1         266,962      15.0         308,299      18.4
Nontaxable Investment
  Securities                                    16,186        0.8          20,640       1.2          27,333       1.6
Federal Funds Sold                             121,146        6.0          43,961       2.5          78,083       4.7
Loans (net of allowance for loan losses)     1,305,639       65.1       1,229,924      69.4       1,084,774      64.6
Building and Equipment                          26,984        1.4          27,821       1.6          28,415       1.7
Other                                           64,341        3.2          70,870       4.0          62,242       3.7
------------------------------------------------------------------------------------------------------------------------
Total                                       $2,005,898      100.0%     $1,773,101     100.0%     $1,678,206     100.0%
--------------------------------------------============================================================================

Liabilities and Stockholders' Equity:
-------------------------------------
Demand Deposits                             $  344,974       17.2%     $  302,901      17.1%     $  271,355      16.2%
Savings and Interest-Bearing
  Demand Deposits                              643,555       32.1         567,264      32.0         542,422      32.3
Time Deposits                                  550,898       27.5         555,129      31.3         542,414      32.3
Short-Term Debt                                230,757       11.5         164,858       9.3         135,669       8.1
Long-Term Debt                                  80,808        4.0          33,627       1.9          30,840       1.8
Other Liabilities                               17,842        0.9          20,993       1.2          18,846       1.1
Stockholders' Equity                           137,064        6.8         128,329       7.2         136,660       8.2
------------------------------------------------------------------------------------------------------------------------
Total                                       $2,005,898      100.0%     $1,773,101     100.0%     $1,678,206     100.0%
--------------------------------------------============================================================================

------------------------------------------------------------------------------------------------------------------------------------
Net Interest-Earnings Analysis                                                                                            (Table 2)
------------------------------------------------------------------------------------------------------------------------------------
The  following  table  presents an  analysis  of the  average  yields on earning  assets,  average  rates paid on  interest  bearing liabilities,  and the net interest  differential  for each of the past three years.  Loans on nonaccrual  basis and  overdrafts  are included in the average loan amounts.

The Net Yield on Interest-Earning Assets is net interest income divided by average interest-earning assets.

Year Ended December 31                           1998                              1997                              1996
------------------------------------------------------------------------------------------------------------------------------------

                                    Average      Total     Yield      Average     Total     Yield      Average     Total     Yield
(Dollars in thousands)              Balance      Income   or Rate     Balance     Income   Or Rate     Balance     Income   or Rate
------------------------------------------------------------------------------------------------------------------------------------
Taxable Investment
  Securities                      $  343,512   $ 20,263     5.90%   $  266,962  $ 16,398     6.14%  $  308,299  $ 19,061     6.18%
Nontaxable Investment
  Securities*                         16,186        988     9.76        20,640     1,396    10.77       27,333     1,907    10.38
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities*         359,698     21,251     6.07       287,602    17,794     6.47      335,632    20,968     6.52

Federal Funds Sold                   121,146      6,555     5.41        43,961     2,424     5.51       78,083     4,183     5.36

Net Loans                          1,305,639    119,077     9.12     1,229,924   112,236     9.13    1,084,774   107,312     9.89
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets*                         $1,786,483   $146,883     8.26%   $1,561,487  $132,454     8.54%  $1,498,489  $132,463     8.90%
----------------------------------==================================================================================================

* Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                           1998                              1997                              1996
------------------------------------------------------------------------------------------------------------------------------------

                                    Average      Total     Yield      Average     Total     Yield      Average     Total     Yield
(Dollars in thousands)              Balance     Expense   Or Rate     Balance    Expense   Or Rate     Balance    Expense   or Rate
------------------------------------------------------------------------------------------------------------------------------------
Savings and Interest-
   Bearing Demand Deposits        $  643,555   $19,645      3.05%   $  567,264   $17,002     3.00%  $  542,422   $15,292     2.82%
   Time Deposits                     550,898    32,088      5.82       555,129    32,282     5.82      542,414    32,042     5.91
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                     1,194,453    51,733      4.33     1,122,393    49,284     4.39    1,084,836    47,334     4.36

Short-Term Debt                      230,757    11,021      4.78       164,858     8,278     5.02      135,669     6,739     4.97
Long-Term Debt                        80,808     6,571      8.13        33,627     2,585     7.69       30,840     2,363     7.66
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
   Liabilities                    $1,506,018   $69,325      4.60%   $1,320,878   $60,147     4.55%  $1,251,345   $56,436     4.51%
----------------------------------==================================================================================================
Net Differential                  $  280,465   $77,558              $  240,609   $72,307            $  247,144   $76,027
----------------------------------====================--------------====================------------====================------------
Net Yield on Interest-
   Earning Assets                                           4.34%                            4.63%                           5.07%
------------------------------------------------------==============--------------------============--------------------============

-----------------------------------------------------------------------------------------------------------
Change in Interest Income and Interest Expense                                                   (Table 3)
-----------------------------------------------------------------------------------------------------------
Further insight into  year-to-year  changes in net interest income may be gained by segregating the rate and volume  components  of the  increases in interest  income and expense  associated  with  earning  assets and interest-bearing liabilities.

The following table presents this rate/volume analysis comparing changes in net interest income from 1998 to
1997 and from 1997 to 1996.

Net interest income increased in 1998 as a result of positive volume variances.  The increase in 1998 due to volume  changes is primarily  because of an increase in net loans.  Decreases  in yields on earning  assets, especially  investment  securities,  coupled with  increases in rates paid on  interest-bearing  liabilities produced the negative rate variance. Average interest-earning assets grew to a greater extent than interest-
bearing liabilities, resulting in an increase in net interest income due to volume changes.

                                                1998 vs. 1997                      1997 vs. 1996
-----------------------------------------------------------------------------------------------------------
                                                     Due to Changes in                  Due to Changes in
                                                     -----------------                  -----------------
                                         Increase                           Increase
(Dollars in thousands)                  (Decrease)   Volume     Rates      (Decrease)    Volume      Rates
-----------------------------------------------------------------------------------------------------------
Taxable Investment Securities             $3,865     $4,538   $  (673)      $(2,663)    $(2,540)   $  (123)

Nontaxable Investment
  Securities                                (408)      (281)     (127)         (511)       (454)       (57)
-----------------------------------------------------------------------------------------------------------
Total Investment Securities                3,457      4,257      (800)       (3,174)     (2,994)      (180)

Federal Funds Sold                         4,131      4,177       (46)       (1,759)     (1,878)       119

Net Loans                                  6,841      6,906       (65)        4,924      13,654     (8,730)
-----------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets             14,429     15,340      (911)           (9)      8,782     (8,791)
-----------------------------------------------------------------------------------------------------------

Savings and Interest-Bearing
   Demand Deposits                         2,643      2,323       320         1,710         719        991

   Time Deposits                            (194)      (246)       52           240         744       (504)
-----------------------------------------------------------------------------------------------------------
Total Deposits                             2,449      2,077       372         1,950       1,463        487

Short-Term Debt                            2,743      3,165      (422)        1,539       1,465         74

Long-Term Debt                             3,986      3,828       158           222         214          8
-----------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities         9,178      9,070       108         3,711       3,142        569
-----------------------------------------------------------------------------------------------------------

Net Interest Income                       $5,251     $6,270   $(1,019)      $(3,720)    $ 5,640    $(9,360)
------------------------------------------=================================================================

--------------------------------------------------------------------------------
Investment Portfolio                                                  (Table 4)
--------------------------------------------------------------------------------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):

                                            1998           1997          1996
--------------------------------------------------------------------------------
U.S. Treasury Securities                  $ 53,538       $ 85,969      $129,701
U.S. Agency Securities                     317,766        200,779       139,892
State, County and Municipal Securities      13,540         17,519        23,259
Other Securities                             2,976          2,883         2,786
--------------------------------------------------------------------------------
Total                                     $387,820       $307,150      $295,638
------------------------------------------======================================

Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.

------------------------------------------------------------------------------------------------------------------------------------
Maturities and Yield Analysis                                                                                             (Table 5)
------------------------------------------------------------------------------------------------------------------------------------

The distribution of maturities and weighted average yields of investment  securities (other than equity  securities) at December 31,
1998 is as follows (Dollars in thousands):

                                 Total           Within 1 Year         1-5 Years          5-10 Years     After 10 Years
                        --------------------------------------------------------------------------------------------------- Average
                            Amount    Yield     Amount    Yield     Amount   Yield     Amount   Yield    Amount   Yield     Maturity
------------------------------------------------------------------------------------------------------------------------------------

U.S.Treasury               $ 53,538    5.8%    $ 36,342    5.9%    $ 17,196    5.4%    $     0    0.0%    $  0     0.0%     3.9 mos.

                                                                                                                             1 year,
U.S. Agency                 317,766    5.7      103,815    5.8      203,434    5.6      10,517    6.5        0     0.0      8.5 mos.

State, County and                                                                                                           4 years,
   Municipal *               13,540    8.6        2,475   10.3        7,238    8.2       3,096    8.3      731     8.8      2.5 mos.
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                             1 year,
Total                      $384,844    5.8%    $142,632    5.9%    $227,868    5.7%    $13,613    6.9%    $731     8.8%     8.1 mos.
---------------------------=========================================================================================================

     *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

------------------------------------------------------------------------------------------------------------------------------------
Loan Portfolio                                                                                                            (Table 6)
------------------------------------------------------------------------------------------------------------------------------------
A breakdown of outstanding  loans,  by type, at year-end for the past five years is as follows (Dollars in thousands):

                                    1998                 1997                 1996                 1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
                                        Percent              Percent              Percent              Percent              Percent
                              Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural        $  707,326    50.0%  $  623,707    49.4%  $  485,891    46.1%  $  416,428     39.5%  $  377,553    35.7%
Real Estate-Construction       38,137     2.7       29,179     2.3       27,130     2.5       25,491      2.4       21,415     2.0
Real Estate-Mortgage          250,282    17.7      230,133    18.2      210,591    20.0      181,894     17.2      184,513    17.4
Installment, excluding
   credit card                299,884    21.2      259,074    20.5      286,632    27.2      258,713     24.5      261,706    24.8
Credit card                   119,149     8.4      120,366     9.6       43,868     4.2      173,270     16.4      212,051    20.1
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                 1,414,778   100.0%   1,262,459   100.0%   1,054,112   100.0%   1,055,796    100.0%   1,057,238   100.0%
Allowance for loan losses     (21,703)             (17,932)             (15,536)             (25,892)              (19,886)
------------------------------------------------------------------------------------------------------------------------------------
   Net Loans               $1,393,075           $1,244,527           $1,038,576           $1,029,904            $1,037,352
---------------------------=========================================================================================================

-------------------------------------------------------------------------------------------------------------------------
Maturities and Sensitivity to Interest Rate Changes                                                             (Table 7)
-------------------------------------------------------------------------------------------------------------------------

The maturity distribution of loans outstanding at December 31, 1998 (excluding Real Estate- Mortgage, and Installment) by type and sensitivity to interest rate changes is as follows (Dollars in thousands):

                                             Due                                      Loans Due After One Year
---------------------------------------------------------------------    ------------------------------------------------
                            One Year     After 1 Year      After                                 Within        After
                             or Less     thru 5 Years     5 Years                                5 Years      5 Years
---------------------------------------------------------------------    ------------------------------------------------
Commercial, Financial
   and Agricultural         $458,376       $207,153       $41,797        Fixed Rates            $ 73,619      $10,316
Real Estate-                                                             Floating or
   Construction               27,728          4,848         5,561          Adjustable Rate       138,382       37,042
---------------------------------------------------------------------    ------------------------------------------------
Total                       $486,104       $212,001       $47,358        Total                  $212,001      $47,358
----------------------------=========================================    -----------------------=========================

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


--------------------------------------------------------------------------------
Risk Elements                                                         (Table 8)
--------------------------------------------------------------------------------
Loans considered risk elements include those which are accounted for on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments, and those renegotiated to provide a reduction of interest or principal which would not otherwise be considered except in cases of deterioration in the financial position of the borrower. The following is a table of nonaccrual, past due and restructured loans at December 31 for each of the past five years (Dollars in thousands):


                                    1998     1997      1996     1995     1994
--------------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans              $5,027   $4,618   $ 5,208   $3,988   $2,843
     Past Due Loans                 1,090    2,120     5,695    5,383    3,074
     Restructured Loans                 0        0         0        0      336
--------------------------------------------------------------------------------
Total                              $6,117   $6,738   $10,903   $9,371   $6,253
-----------------------------------=============================================

Gross interest income that would have been recorded in 1998 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $537,000. The amount of interest on those loans that was actually included in income for the period was $282,000.

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

-----------------------------------------------------------------------------------------------------------------------------
Summary of Loan Loss Experience                                                                                    (Table 9)
-----------------------------------------------------------------------------------------------------------------------------

The table below presents, in summary form, for the past five years the year-end and average loans outstanding; the changes in the allowance for loan losses,  with loans charged off and recoveries on loans previously  charged off by loan category;  the ratio of net charge-offs to average loans; and the ratio of the allowance for losses to year-end loans  outstanding  (Dollars
in thousands):

                                                     1998            1997             1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------
Amount of loans at year-end                      $1,414,778      $1,262,459       $1,054,112      $1,055,796      $1,057,238
-------------------------------------------------============================================================================
Average loans outstanding                        $1,325,903      $1,246,145       $1,110,485      $1,037,067      $1,013,831
-------------------------------------------------============================================================================

Beginning balance of allowance for loan losses      $17,932         $15,536          $25,892         $19,886         $21,793

Allowance of banks acquired                               0               0                0             172             164

Loans charged-off:
   Commercial, Financial and Agricultural             2,317           1,613            1,414           2,672             845
   Real Estate-Construction                               0               0               46               0               0
   Real Estate-Mortgage                                  34              61               15              85             248
   Installment                                        1,916           1,972            1,584             999             662
   Credit Cards                                       4,913           4,136           18,770          12,089           5,779
-----------------------------------------------------------------------------------------------------------------------------
Total loans charged off                               9,180           7,782           21,829          15,845           7,534
-----------------------------------------------------------------------------------------------------------------------------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural               528             973            1,579           1,926           1,261
   Real Estate-Construction                               0               0                0               0               0
   Real Estate-Mortgage                                  14              29               29              40             134
   Installment                                          379             294              333             392             269
   Credit Cards                                         940             642            1,026           1,203             837
-----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                      1,861           1,938            2,967           3,561           2,501
-----------------------------------------------------------------------------------------------------------------------------

Net loans charged off                                 7,319           5,844           18,862          12,284           5,033

Provision charged to expense                         11,090           8,240           20,151          18,118           2,962
Transfer to write down loans held for sale                0               0           11,645               0               0

-----------------------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses         $21,703         $17,932          $15,536         $25,892         $19,886

Net charge-offs/average loans                         0.55%           0.47%            1.70%           1.18%           0.50%
-------------------------------------------------============================================================================

Allowance for loan losses/loans at year-end           1.53%           1.42%            1.47%           2.45%           1.88%
-------------------------------------------------============================================================================

A breakdown of the allowance for loan losses, at the end of the past five years, is presented below (Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:               1998            1997             1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural           $ 9,241         $ 7,590          $ 5,181         $ 7,613         $ 6,694
   Real Estate-Construction                             266             179              341             221             339
   Real Estate-Mortgage                               2,272           2,380            1,992           2,621           4,104
   Installment                                        3,202           2,469            1,978             868           1,414
   Credit Cards                                       6,722           5,314            6,044          14,569           7,335
-----------------------------------------------------------------------------------------------------------------------------

Ending balance of allowance for loan losses         $21,703         $17,932          $15,536         $25,892         $19,886
----------------------------------------------------=========================================================================

-----------------------------------------------------------------------------------------------------------------------------
Percent of loans in each category to total loans       1998            1997            1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural              50.0%           49.4%           46.1%           39.5%           35.7%
   Real Estate-Construction                             2.7             2.3             2.5             2.4             2.0
   Real Estate-Mortgage                                17.7            18.2            20.0            17.2            17.4
   Installment                                         21.2            20.5            27.2            24.5            24.8
   Credit Cards                                         8.4             9.6             4.2            16.4            20.1
-----------------------------------------------------------------------------------------------------------------------------
Total                                                 100.0%          100.0%          100.0%          100.0%          100.0%
------------------------------------------------------=======================================================================

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $21,703,000 adequate to cover losses inherent in loans outstanding at December 31, 1998. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators and the Company's independent certified public accountants.

---------------------------------------------------------------------------------------------------------------
Deposits                                                                                            (Table 10)
---------------------------------------------------------------------------------------------------------------

A breakdown of average deposits by type for the past three years is as follows ( Dollars in thousands):

     Year Ended December 31              1998                        1997                        1996
---------------------------------------------------------------------------------------------------------------
                                  Average     Average         Average     Average        Average      Average
                                  Balance    Rate Paid        Balance    Rate Paid       Balance     Rate Paid
---------------------------------------------------------------------------------------------------------------
     Demand Deposits            $  344,974         -        $  302,901         -       $  271,355           -
     Interest-Bearing Demand       561,068       3.33%         498,464       3.14%        467,747        2.93%
     Savings Deposits               82,487       2.48           68,800       2.08          74,676        2.10
     Time Deposits                 550,898       5.82          555,129       5.82         542,414        5.91
---------------------------------------------------------------------------------------------------------------
          Total                 $1,539,427                  $1,425,294                 $1,356,192
--------------------------------==========------------------==========-----------------==========--------------

--------------------------------------------------------------------------------
Time Deposits                                                        (Table 11)
--------------------------------------------------------------------------------
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

  At December 31                                                      1998
  ---------------------------------------------------------------------------
  Time deposits in amounts of $100,000 or more maturing in:
       3 months or less                                             $ 52,307
       Over 3 months through 6 months                                 19,446
       Over 6 months through 12 months                                46,778
       Over 12 months                                                 16,332
  ---------------------------------------------------------------------------
  Total                                                             $134,863
  ------------------------------------------------------------------=========


--------------------------------------------------------------------------------
Return on Equity and Assets                                          (Table 12)
--------------------------------------------------------------------------------
The following table presents a three year history of certain operating ratios:

  Year Ended December 31                        1998          1997         1996
  ------------------------------------------------------------------------------
  Return on Average Assets                      0.97          0.94         0.10
  Return on Average Equity                     14.25         12.99         1.23
  Dividend Payout Ratio                        27.30         24.97       210.81
  Average Equity to Average Assets Ratio        6.83          7.24         8.14


--------------------------------------------------------------------------------
Short-Term Borrowings                                                (Table 13)
--------------------------------------------------------------------------------
Information for each category of short-term borrowings for which the average balance outstanding for the period was at least 30 percent of stockholders' equity at the end of the period is presented below (Dollars in thousands):

  Year Ended December 31                             1998       1997       1996
  ------------------------------------------------------------------------------
  Federal Funds Purchased:
       Ending Balance                              $53,530    $41,340    $35,155
       Ending Balance Rate                           4.49%      5.41%      5.34%
       Largest Month-End Balance                   $54,170    $64,010    $53,164
       Average Balance                             $42,375    $38,338    $34,597
       Average Interest Rate                         5.18%      5.45%      5.29%

  Securities Sold Under Repurchase Agreements
       Ending Balance                             $188,425   $142,338    $85,685
       Ending Balance Rate                           3.97%      4.76%      4.75%
       Largest Month-End Balance                  $188,776   $145,164   $111,221
       Average Balance                            $173,729   $117,647    $91,914
       Average Interest Rate                         4.56%      4.79%      4.74%

     Federal  funds  purchased   transactions   are  borrowings  of  immediately
     available bank funds, for one business day, at a specified interest rate.

     Securities sold under repurchase agreements are transactions in which the Company sells securities and agrees to repurchase the identical securities at a specified date for a specified price.


ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
----------   ------------------------------------------------------------

         Information   concerning  this  item  may  be  found  in  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
December 31, 1998 and 1997

--------------------------------------------------------------------------------
Dollars in thousands except per share data               1998           1997
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents:
   Cash and due from banks                            $  132,056     $  171,494
   Federal funds sold and securities
      purchased under agreements to resell                68,550         89,615
--------------------------------------------------------------------------------
      Total cash and cash equivalents                    200,606        261,109
--------------------------------------------------------------------------------
 Investment securities:
   Held-to-maturity                                      176,305        270,971
   Available-for-sale                                    208,752         33,346
   Equity, at cost                                         2,763          2,833
--------------------------------------------------------------------------------
      Total investment securities                        387,820        307,150
--------------------------------------------------------------------------------
 Loans held-for-sale                                      34,834         16,422
 Loans, net of allowance for loan losses of
    $21,703 in 1998 and $17,932 in 1997                1,393,075      1,244,527
 Land, buildings and equipment, net                       29,509         26,529
 Accrued interest receivable                              15,223         12,955
 Other assets                                             54,398         55,130
--------------------------------------------------------------------------------
      Total assets                                    $2,115,465     $1,923,822
------------------------------------------------------==========================

Liabilities and Stockholders' Equity
 Deposits:
   Demand                                             $  402,178        389,053
   Savings and interest-bearing demand                   690,159        599,739
   Time                                                  555,017        563,974
--------------------------------------------------------------------------------
      Total deposits                                   1,647,354      1,552,766
--------------------------------------------------------------------------------
 Short-term borrowings:
   Federal funds purchased and securities sold
      under agreements to repurchase                     241,955        183,678
   Other                                                   2,260          7,507
--------------------------------------------------------------------------------
       Total short-term borrowings                       244,215        191,185
--------------------------------------------------------------------------------
 Accounts payable and accrued liabilities                 13,207         13,007
 Notes payable                                            12,500         23,000
 Convertible capital notes                                11,078         11,219
 Guaranteed preferred beneficial interests
    in the Company's subordinated debentures              57,500              0
--------------------------------------------------------------------------------
       Total liabilities                               1,985,854      1,791,177
--------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
    authorized, 2,418,573 shares issued in 1998
    and 2,415,071 issued in 1997                          12,093         12,075
 Capital surplus                                          12,464         12,377
 Retained earnings                                       139,078        124,877
 Treasury stock, at cost (391,824 shares in
    1998 and 240,667 shares in 1997)                     (34,626)       (17,081)
 Unrealized securities gains, net of tax                     602            397
--------------------------------------------------------------------------------
      Total stockholders' equity                         129,611        132,645
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $2,115,465     $1,923,822
------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
Dollars in thousands except per share data      1998        1997        1996
--------------------------------------------------------------------------------
Interest income:
 Loans                                        $119,077    $112,236    $107,312
 Investment securities:
   Taxable                                      20,263      16,398      19,061
   Nontaxable                                      988       1,396       1,907
 Federal funds sold, securities purchased
   under agreements to resell, and other         6,555       2,424       4,183
--------------------------------------------------------------------------------
   Total interest income                       146,883     132,454     132,463
--------------------------------------------------------------------------------
Interest expense:
 Deposits:
   Savings and interest-bearing demand          19,645      17,002      15,292
   Time                                         32,088      32,282      32,042
 Federal funds purchased and securities sold
    under agreements to repurchase              10,613       7,879       6,395
 Convertible capital notes                       1,003       1,010       1,038
 Subordinated debentures                         4,475           0           0
 Other borrowings                                1,501       1,974       1,669
--------------------------------------------------------------------------------
   Total interest expense                       69,325      60,147      56,436
--------------------------------------------------------------------------------
   Net interest income                          77,558      72,307      76,027
Provision for write-down of
   loans held-for-sale                               0       4,645      17,475
Provision for loan losses                       11,090       8,240      20,151
--------------------------------------------------------------------------------
   Net interest income after provision
      for loan losses                           66,468      59,422      38,401
--------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts            11,008      10,001       9,207
 Fiduciary income                               10,509       7,979       5,874
 Credit card fees                                8,824      13,019      11,871
 Securities gains                                  126         165          37
 Other service charges, fees and income         12,170       9,965       6,779
--------------------------------------------------------------------------------
   Total noninterest income                     42,637      41,129      33,768
--------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                 38,548      35,187      30,913
 Net occupancy and equipment expense             9,081       8,819       9,307
 Advertising and promotional activities          4,578       4,282       4,723
 Data processing expense                         3,961       3,605       3,584
 Supplies                                        2,508       2,334       2,113
 Postage and dispatch                            2,132       2,200       2,310
 Goodwill amortization                           1,620       1,615       1,599
 Deposit insurance assessment                      244         151       1,103
 Other                                          14,709      16,434      14,786
--------------------------------------------------------------------------------
   Total noninterest expense                    77,381      74,627      70,438
--------------------------------------------------------------------------------
   Income before provision for income taxes     31,724      25,924       1,731
Provision for income taxes                      12,190       9,260          51
--------------------------------------------------------------------------------
   Net income                                   19,534      16,664       1,680
--------------------------------------------------------------------------------
Other comprehensive income:
Unrealized holding gains arising during
   period net of tax of $187 in 1998,
   $286 in 1997 and $3 in 1996                     281         429           5
Reclassification adjustment for gains
   included in net income net of tax of
   $50 in 1998, $66 in 1997 and $15 in 1996        (76)        (99)        (22)
--------------------------------------------------------------------------------
   Total other comprehensive income                205         330         (17)
--------------------------------------------------------------------------------
   Comprehensive income                       $ 19,739    $ 16,994    $  1,663
----------------------------------------------==================================

Per share data:
--------------------------------------------------------------------------------
   Basic earnings per share                      $9.10       $7.60       $0.74
----------------------------------------------==================================
   Diluted earnings per share                    $7.90       $6.74       $0.74
----------------------------------------------==================================

The accompanying notes are an integral part of these consolidated financial statements.


INTRUST FINANCIAL CORPORATION Consolidated Statements of Stockholders' Equity Years Ended December 31, 1998, 1997 and 1996

                                                                                               Unrealized      Total
                                                  Common   Capital    Retained     Treasury    Securities   Stockholders'
Dollars in thousands except per share data        Stock    Surplus    Earnings      Stock        Gains         Equity
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1995                      $12,000   $12,000    $114,235     $ (3,156)     $   84       $135,163
  Net income                                           0         0       1,680            0           0          1,680
  Cash dividends ($1.55 per share)                     0         0      (3,541)           0           0         (3,541)
  Capital notes converted to common stock             75       377           0            0           0            452
  Purchase of treasury stock                           0         0           0      (11,643)          0        (11,643)
  Net change in unrealized gains on
       available-for-sale securities                   0         0           0            0         (17)           (17)
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1996                       12,075    12,377     112,374      (14,799)         67        122,094
  Net income                                           0         0      16,664            0           0         16,664
  Cash dividends ($1.90 per share)                     0         0      (4,161)           0           0         (4,161)
  Purchase of treasury stock                           0         0           0       (2,282)          0         (2,282)
  Net change in unrealized gains on
       available-for-sale securities                   0         0           0            0         330            330
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1997                       12,075    12,377     124,877      (17,081)        397        132,645
  Net income                                           0         0      19,534            0           0         19,534
  Cash dividends ($2.50 per share)                     0         0      (5,333)           0           0         (5,333)
  Capital notes converted to common stock             18        87           0            0           0            105
  Purchase of treasury stock                           0         0           0      (17,545)          0        (17,545)
  Net change in unrealized gains on
       available-for-sale securities                   0         0           0            0         205            205
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1998                      $12,093   $12,464    $139,078     $(34,626)       $602       $129,611
-------------------------------------------------=======================================================================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION  Consolidated Statements of Cash Flows Years Ended
December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------------------------
Dollars in thousands                                               1998        1997        1996
--------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                     $  19,534   $  16,664   $   1,680
 Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision for loan losses and write-downs                       11,090      12,885      37,626
   Provision for depreciation and amortization                      6,887       6,594       6,679
   Amortization of premium and accretion of
     discount on investment securities                               (947)       (580)         31
   Write-down of real estate to estimated market value                  0           0       1,048
   Gain on sale of investment securities                             (126)       (165)        (37)
   Loss on retirement of convertible capital notes                    114           0         241
   Changes in assets and liabilities, net of effect
      from purchase of acquired entity:
     Loans held for sale                                          (18,412)     (3,518)     (5,330)
     Other assets                                                  (7,852)     (1,589)       (825)
     Income taxes                                                   8,586       4,975      (8,896)
     Interest receivable                                           (2,268)     (1,493)      1,086
     Interest payable                                                (311)        167         (38)
     Other liabilities                                                (79)        (15)       (420)
     Other                                                            198         222        (213)
--------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                       16,414      34,147      32,632
--------------------------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
 Purchase of investment securities                               (256,235)   (170,777)   (101,770)
 Investment securities matured or called                          177,094     158,866     125,909
 Proceeds from sale of investment securities                          161       1,463         472
 Net increase in loans                                           (161,737)   (235,519)   (138,831)
 Proceeds from sale of loans                                            0     102,697           0
 Purchases of land, buildings and equipment                        (7,697)     (4,770)     (5,128)
 Proceeds from sale of land, buildings and equipment                  318       2,297          43
 Proceeds from sale of other real estate and repossessions          2,679       3,364       3,657
 Other                                                               (766)     (1,341)       (920)
--------------------------------------------------------------------------------------------------
   Net cash absorbed by investing activities                     (246,183)   (143,720)   (116,568)
--------------------------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
 Net increase in deposits                                          94,588     124,371      61,254
 Net increase in short-term borrowings                             53,030      62,310      11,062
 Payments on notes payable                                        (10,500)     (2,660)     (2,650)
 Proceeds from notes payable                                            0       8,000           0
 Retirement of convertible capital notes                             (150)          0        (425)
 Proceeds from subordinated debentures,
    net of issuance costs                                          55,176           0           0
 Cash dividends                                                    (5,333)     (4,161)     (3,541)
 Purchase of treasury stock                                       (17,545)     (2,282)    (11,643)
--------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                      169,266     185,578      54,057
--------------------------------------------------------------------------------------------------

   Increase (decrease) in cash and cash equivalents               (60,503)     76,005     (29,879)

Cash and cash equivalents at beginning of year                    261,109     185,104     214,983

--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $ 200,606   $ 261,109   $ 185,104
----------------------------------------------------------------==================================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST  FINANCIAL  CORPORATION
Notes  to  Consolidated   Financial  Statements
December 31, 1998, 1997, and 1996
Dollars in thousands except per share data


1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   INTRUST Financial Corporation (the "Company") is a bank holding company incorporated under the laws of the state of Kansas and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of INTRUST Bank, N.A., Wichita, Kansas, Will Rogers Bank, Oklahoma City, Oklahoma (the "Subsidiary Banks") (In 1996, The First Bank, Moore, Oklahoma was merged into Will Rogers Bank), NestEgg Consulting Inc., INTRUST Capital Trust and INTRUST Community Development Corporation (the "Subsidiaries"). The Company's primary business is providing customers in Kansas and Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage services.

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

   b) INVESTMENT SECURITIES - Debt securities and equity securities which have a readily determinable market value that may be sold in response to changes in interest rates or prepayment risk are classified as available-for-sale and are carried at estimated market value with unrealized gains and losses reported as a separate component of stockholders' equity, net of income taxes. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities, which do not have a readily determinable market value, are carried at cost. Gains and losses on the sale of investment securities are included as a component of noninterest income. Applicable income taxes, if any, are included in income taxes. The basis of the securities sold is determined by the specific identification of each security.

   c) LOANS HELD-FOR-SALE - Loans originated and/or intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

   d) LOANS - Certain loans are made on a discount basis. The unearned discount applicable to such loans is taken into income on scheduled payment dates by use of the straight-line method. Income so recognized does not differ materially from income that would be recognized under the interest method of accounting.

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

   From time to time, the Company sells loans, primarily through individual loan or bulk sale transactions and through securitization transactions. The carrying amount of loans sold is removed from the Company's statements of financial condition at the date of sale. The Company allocates the carrying amount of the loans between the loans sold and any interest retained based on their relative fair values. Fair value of any interest retained is based on discounted cash flow analysis performed by the Company. Gains and losses on the sale of loans are recorded based on the net proceeds received less the allocated carrying amount of the loans sold.

   e) PROVISION FOR LOAN LOSSES - Each period the provision for loan losses in the consolidated statements of income and comprehensive income results from the combination of a) an estimate by management of loan losses that occurred during the current period and b) the ongoing adjustment of prior estimates of losses occurring in prior periods.

   To serve as a basis for making this provision each quarter, the Company maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting bank customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral or the loan's observable market price.

   The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the consolidated statements of financial condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is written down, reducing the allowance for loan losses. If, subsequent to a write-down, the Company is able to collect additional amounts from the customer or obtain control of collateral worth more than earlier estimated, a recovery is recorded, increasing the allowance for loan losses.

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

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   g) OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair market value at the date of settlement, foreclosure or abandonment. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred. These assets are included as a component of other assets in the consolidated statements of financial condition and amounted to $114 and $665 at December 31, 1998 and 1997, respectively.

   h) GOODWILL AND CORE DEPOSIT PREMIUM - The excess of cost over fair value of net assets acquired is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship. These assets are included as a component of other assets and amounted to $13,369 and $15,001, net of accumulated amortization, at December 31, 1998 and 1997, respectively.

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

   k) FIDUCIARY INCOME - Fiduciary income is recorded on the accrual basis.

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

                                                     1998       1997       1996
--------------------------------------------------------------------------------
Net income for basic earnings per share            $19,534    $16,664     $1,680
Interest expense on convertible debt,
  net of taxes                                         652        656          *
--------------------------------------------------------------------------------
Net income for diluted earnings per share          $20,186    $17,320     $1,680
---------------------------------------------------=============================

Weighted average shares for basic earnings
  per share                                      2,147,118  2,193,268  2,285,337
Shares issuable upon exercise of stock options      35,468      2,262          *
Shares issuable upon conversion of capital notes   371,644    373,967          *
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings
  per share                                      2,554,230  2,569,497  2,285,337
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

                                            1998           1997           1996
--------------------------------------------------------------------------------
Interest                                  $69,636        $59,974        $56,474
Income taxes                                3,626          4,285          8,947

Noncash investing and financing activities included the following:

                                            1998           1997           1996
--------------------------------------------------------------------------------

Loans transferred to other assets          $2,098         $3,145         $3,281
Investments transferred from
  held-to-maturity at amortized cost            0         (3,651)             0
Investments transferred to available-
  for-sale at estimated market value            0          4,118              0


2) ACQUISITIONS

   The following acquisition was made during 1996:
          Company Acquired               Acquisition Date         Purchase Price
          ----------------               ----------------         --------------
          NestEgg Consulting Inc.        November 1, 1996               $75

   The above transaction has been accounted for as a purchase, and accordingly, the acquired assets and liabilities have been recorded at their fair value at acquisition date and the operating results of the acquisition is included in the Company's consolidated income and comprehensive income statements from the date of acquisition. Excess of cost over fair value of the net assets acquired arising from this transaction is amortized using the straight-line method over a 15-year period.

   The effect on results of operations, had the transaction occurred at the beginning of the year of acquisition, was not significant.

3) INVESTMENT SECURITIES

   The amortized cost and estimated fair values of investment securities are as follows at December 31:
                                                 Gross        Gross
 1998                            Amortized    Unrealized   Unrealized    Fair
 ----                               Cost         Gains       Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity              $ 33,310      $  218        $  0     $ 33,528
    Available-for-sale              20,063         165           0       20,228
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity               116,656         784          17      117,423
    Available-for-sale             187,015         815         231      187,599
U.S. Government Agency
  mortgage-backed securities
    Held-to-maturity                12,901         453           0       13,354
    Available-for-sale                 517          93           0          610
Obligations of state and
  political subdivisions:
    Held-to-maturity                13,438         562           0       14,000
    Available-for-sale                 102           0           0          102
Equity Securities:
    Carried at cost                  2,763           0           0        2,763
    Available-for-sale                  51         162           0          213
--------------------------------------------------------------------------------
    Total held-to-maturity        $176,305      $2,017        $ 17     $178,305
----------------------------------==============================================
    Total available-for-sale      $207,748      $1,235        $231     $208,752
----------------------------------==============================================
    Total equity at cost          $  2,763      $    0        $  0     $  2,763
----------------------------------==============================================

                                                Gross        Gross
 1998                            Amortized    Unrealized   Unrealized    Fair
 ----                               Cost         Gains       Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity              $ 85,969      $  179        $ 18     $ 86,130
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity               153,037         291         145      153,183
    Available-for-sale              29,968           0          25       29,943
U.S. Government Agency
  mortgage-backed securities:
    Held-to-maturity                14,532         528           1       15,059
    Available-for-sale               2,580         687           0        3,267
Obligations of state and
  political subdivisions:
    Held-to-maturity                17,383         699          14       18,068
    Available-for-sale                 136           0           0          136
Other Securities:
    Held-to-maturity                    50           0           0           50
Equity Securities at cost            2,833           0           0        2,833
--------------------------------------------------------------------------------
    Total held-to-maturity        $270,971      $1,697        $178     $272,490
----------------------------------==============================================
    Total available-for-sale      $ 32,684      $  687        $ 25     $ 33,346
----------------------------------==============================================
    Total equity at cost          $  2,833      $    0        $  0     $  2,833
----------------------------------==============================================

   Proceeds from sales of investment securities during 1998, 1997 and 1996 were $161, $1,463 and $472, respectively. Gross realized gains on sales of available-for-sale securities were $126, $165 and $37 in 1998, 1997 and 1996, respectively. No losses were realized on sales of available-for-sale securities in 1998, 1997 or 1996.

   The amortized cost and estimated fair value of investment securities (other than equity securities) at December 31, 1998, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized           Fair
                                                         Cost             Value
--------------------------------------------------------------------------------
Due in one year or less:
   Held-to-maturity                                    $107,457         $108,040
   Available-for-sale                                    35,071           35,175
Due after one year through five years:
   Held-to-maturity                                      54,606           55,566
   Available-for-sale                                   172,524          173,262
Due after five years through ten years:
   Held-to-maturity                                      13,613           14,000
   Available-for-sale                                         0                0
Due after ten years:
   Held-to-maturity                                         629              699
   Available-for-sale                                       102              102
--------------------------------------------------------------------------------
     Total held-to-maturity                            $176,305         $178,305
-------------------------------------------------------=========================
     Total available-for-sale                          $207,697         $208,539
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

   Investment securities, which are under the Company's control, with a book value of $326,120 and $262,873 at December 31, 1998 and 1997, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.


4) LOANS HELD-FOR-SALE

   Loans  held-for-sale  at December 31, 1998 and 1997  consisted of $34,834 and
$16,422,   respectively,   of  mortgage  loans  accounted  for  at  cost,  which
approximated market value.

   During 1997, the Company sold a portion of its credit card portfolio to a third party. These loans, which aggregated $118,728, had been written down to their estimated market value of $89,158 in 1996, and then were written down an additional $4,645 prior to their ultimate disposition in 1997.


5) LOANS

   The composition of the loan portfolio at December 31, is as follows:
                                                        1998             1997
--------------------------------------------------------------------------------
Commercial, financial and agricultural              $  707,326       $  623,707
Real estate-construction                                38,137           29,179
Real estate-mortgage                                   250,282          230,133
Installment, excluding credit card                     299,884          259,074
Credit card                                            119,149          120,366
--------------------------------------------------------------------------------
   Subtotal                                          1,414,778        1,262,459
Allowance for loan losses                              (21,703)         (17,932)
--------------------------------------------------------------------------------
   Net Loans                                        $1,393,075       $1,244,527
----------------------------------------------------============================

   Certain directors of the Company or related parties of these directors had loans from the Subsidiary Banks aggregating $32,176 and $36,051 at December 31, 1998 and 1997, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.

   Transactions involving loans to directors or related parties of these directors were as follows:

--------------------------------------------------------------------------------
Loans at December 31, 1997                                             $ 36,051
Additions                                                                54,133
Repayments                                                              (58,008)
--------------------------------------------------------------------------------
   Loans at December 31, 1998                                          $ 32,176
-----------------------------------------------------------------------=========

   The following table discloses information about the recorded investment in loans that the Company has classified as impaired:

                (A)               (B)              (C)                (D)
                           Amount in (A) for                   Amount in (A) for
                           Which There Is a      Allowance     Which There Is No
           Total Impaired  Related Allowance  Associated With  Related Allowance
 Year End       Loans      for Credit Losses   Amounts in (B)  for Credit Losses
 --------  --------------  -----------------  ---------------  -----------------
   1998        $2,054            $  262             $130             $1,792
   1997        $3,397            $1,879             $665             $1,518

   The average recorded investment in impaired loans for the years ended December 31, 1998 and 1997, was $2,655 and $3,579, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $0 and $240 for the years ended December 31, 1998 and 1997.


6)  ALLOWANCE FOR LOAN LOSSES

   Transactions in the allowance for loan losses were as follows:
                                                     1998       1997      1996
--------------------------------------------------------------------------------
Balance at beginning of year                       $17,932    $15,536  $ 25,892
Provision charged to expense                        11,090      8,240    20,151
Transfer to write down loans held-for-sale               0          0   (11,645)
Loans charged off                                   (9,180)    (7,783)  (21,829)
Recoveries                                           1,861      1,939     2,967
--------------------------------------------------------------------------------
   Balance at end of year                          $21,703    $17,932  $ 15,536
--------------------------------------------------==============================

   The Company recorded net charge-offs on its credit card portfolio in 1998, 1997 and 1996 of $4,000, $3,500 and $17,700, respectively. The 1996 provision for loan losses was increased in recognition of the increased level of charge-offs.


7) LAND, BUILDINGS AND EQUIPMENT

   A summary of land, buildings and equipment is as follows:
                                                              December 31,
                                                           1998          1997
--------------------------------------------------------------------------------
Land                                                     $  5,043      $  5,495
Buildings and improvements                                 32,544        30,418
Furniture, fixtures and equipment                          30,099        27,244
--------------------------------------------------------------------------------
                                                           67,686        63,157
Less accumulated depreciation                             (38,177)      (36,628)
--------------------------------------------------------------------------------
   Total                                                  $29,509       $26,529
----------------------------------------------------------======================

   Depreciation expense for the years 1998, 1997 and 1996 was approximately $4,161, $4,099 and $4,269, respectively.


8) TIME DEPOSITS

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 1998 and 1997 were $134,863 and $139,729, respectively. Interest expense on this classification of time deposits for the years ended December 31, 1998, 1997 and 1996 totaled $7,897, $7,569 and $7,116, respectively.

   At December  31,  1998,  the  scheduled  maturities  of time  deposits are as follows:
 1999                                                                  $413,403
 2000                                                                    86,299
 2001                                                                    21,492
 2002                                                                    11,561
 2003 and thereafter                                                     22,262
--------------------------------------------------------------------------------
   Total                                                               $555,017
-----------------------------------------------------------------------=========


9) SHORT-TERM BORROWINGS

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 1998, 1997 and 1996, was $244,215, $191,185 and $173,645, respectively. For the years ended December 31, 1998, 1997 and 1996, the weighted average interest rate on these borrowings was 4.8%, 5.0% and 5.0%, respectively, on average balances outstanding of $230,757, $164,858 and $135,669, respectively.


10) LONG-TERM DEBT AND CAPITAL SECURITIES

NOTES PAYABLE
   Notes payable at December 31, 1998 consists of a term loan from another financial institution with an unpaid principal balance of $12,500. The term loan carries a floating rate of interest and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The floating interest rate reprices based on a Eurodollar interest period selected by the Company. The rate on the indebtedness is computed based on a premium to the lender's Eurodollar Base Rate. The indebtedness is secured by the outstanding common stock of INTRUST Bank N.A. At December 31, 1998, the interest rate on the term loan was 6.89%.

   The Company has a $10,000 line of credit agreement, subject to annual renewal, with the financial institution that has issued the term loan. At December 31, 1998, there was no outstanding principal balance under this credit facility. There was an outstanding balance of $8,000 as of December 31, 1997. The interest rate on the line of credit is calculated in the same manner as the term loan.

   In accordance with the term loan and line of credit agreements, certain covenants exist that require the Company to meet specifications regarding levels of capitalization, nonperforming assets, total indebtedness and net worth, among others. At December 31, 1998, the Company was in compliance with these covenants.

CONVERTIBLE CAPITAL NOTES
   The convertible subordinated capital notes (the "notes") bear interest at 9%. The notes are convertible, at the note holder's option, into the Company's common stock at a conversion price of $30 per share. The principal amount of the notes matures on December 22, 1999, and may be redeemed, at the option of the Company, at any time at par. At maturity, to the extent that the notes have not been previously retired through redemption or conversion, the principal amount of the notes will be repaid either in cash, if the note holder so elects, but only to the extent the Company has qualified funds (as defined) to do so or by exchange for the Company's common stock based upon the market value (as defined) of the Company's common stock at the maturity date of the notes.

   At December 31, 1998, 381,427 shares of the Company's unissued common stock were reserved for conversion of the notes. In 1998, notes, with a face value of $36 were redeemed for cash, and notes, with a face value of $105, were converted into 3,502 shares of the Company's common stock. There were no notes redeemed for cash or converted to common stock during 1997.


11) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S SUBORDINATED DEBENTURES

   In January 1998, INTRUST Capital Trust ("Trust"), a special purpose subsidiary of the Company, issued $57,500,000 in cumulative trust preferred securities. These preferred securities, which qualify as capital for regulatory reporting purposes, have a dividend rate of 8.24%, and will mature on January 31, 2028, unless called or extended by the Company.

   The Company owns 100% of the common stock of Trust, and the only assets of Trust consist of the 8.24% subordinated debentures due January 31, 2028 issued by the Company to Trust. The Company has issued Back-up Obligations to Trust, which, when taken in the aggregate, constitute the full and unconditional guaranty by the Company of all of the Trust's obligations under the preferred securities.

   The subordinated debentures may be called by the Company at any time after January 30, 2003, provided the Company has received prior approval by the Federal Reserve. Also, the Company may call the subordinated debentures, subject to regulatory approval, in the event changes are made to existing income tax law or regulations that would affect the income tax treatment of the preferred securities or subordinated debentures, or if the Company is advised that there is more than an insubstantial risk of impairment of the Company's ability to treat the preferred securities as capital for regulatory reporting purposes. In the event the Company elects to redeem the subordinated debentures prior to their stated maturity, a mandatory redemption of the preferred securities will occur. As long as the Company is not in default in the payment of interest on the subordinated debentures and Trust is not in arrears on any payments due on the preferred securities, the Company may elect to extend the maturity of the subordinated debentures to a date not later than January 31, 2037.

   Interest on the subordinated debentures and distributions on the preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.


12) EMPLOYEE BENEFIT PLANS

EMPLOYEE RETIREMENT PLAN
   The Company's employee retirement plan covers substantially all full-time employees who meet eligibility requirements as to age and tenure. The plan provides retirement benefits that are a function of both the years of service and the highest level of compensation during any consecutive five-year period during the ten-year period preceding retirement. The Company's funding policy is to fund the amount necessary to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Plan assets are invested primarily in U.S. Government and Federal agency securities, corporate obligations, mutual funds and listed stocks. Pension expense for 1998, 1997 and 1996 was $943, $321 and $357, respectively.

   The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements.
                                                                December 31,
                                                               1998      1997
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation:
   Vested                                                     $ 7,649   $ 6,887
   Non-vested                                                     178       123
--------------------------------------------------------------------------------
     Total                                                    $ 7,827   $ 7,010
--------------------------------------------------------------==================

Change in projected benefit obligation
   Projected benefit obligation at beginning of year          $ 8,821   $ 7,838
   Service cost                                                   781       647
   Interest cost                                                  596       514
   Plan amendments                                                372         0
   Actuarial gain                                                 506       208
   Benefits paid                                               (1,207)     (386)
   Special termination benefits                                   527         0
--------------------------------------------------------------------------------
   Projected benefit obligation at end of year                 10,396     8,821
--------------------------------------------------------------------------------

Change in plan assets
   Fair value of plan assets at beginning of year              10,288     8,572
   Actual return on plan assets                                   938     1,430
   Employer contribution                                          604       672
   Benefits paid                                               (1,207)     (386)
--------------------------------------------------------------------------------
   Fair value of plan assets at end of year                    10,623    10,288
--------------------------------------------------------------------------------

Funded status                                                     227     1,467
Unrecognized net transition asset being
  amortized over 15 years                                        (285)     (380)
Unrecognized net (gain) loss due from assumptions made            348       (85)
Unrecognized prior service cost                                    (7)     (380)
--------------------------------------------------------------------------------
   Prepaid pension cost                                       $   283   $   622
--------------------------------------------------------------==================

   Pension expense is comprised of the following:
                                                       1998     1997     1996
--------------------------------------------------------------------------------
Service cost-benefits earned during the year            $ 781    $ 647    $ 649
Interest cost on projected benefit obligation             596      514      517
Return on plan assets                                    (865)    (698)    (667)
Amortization of transition asset                          (95)     (95)     (95)
Prior service cost recognized                              (1)     (47)     (47)
Net loss from settlement                                  527        0        0
--------------------------------------------------------------------------------
       Total                                            $ 943    $ 321    $ 357
--------------------------------------------------------========================

   The weighted average discount rate used was 7.00% for each of the past three years. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.

   During 1998, the Company recognized $527 in pension expense arising from an early retirement program that was offered to employees that met certain eligibility requirements as to age. No such program was offered in 1997 or 1996.

DEFERRED COMPENSATION
   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9%, depending on individual agreements. At December 31, 1998 and 1997, $4,091 and $4,043 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. Expense recognized in 1998, 1997 and 1996 was $726, $656 and $603, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income and comprehensive income.

DEFINED CONTRIBUTION PLAN
   The Company has a defined contribution plan in which all employees who have been with the Company at least one year may elect to participate. The Company matches employee contributions up to 6% of salary. The matching percentage varies based on employee tenure with the Company. The Company's contributions to the defined contribution plan in 1998, 1997 and 1996 were $675, $622 and $402, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of income and comprehensive income.

   STOCK  INCENTIVE  PLAN
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price of any options granted under the Plan cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant. Options to acquire 750 shares of the Company's common stock were exercised in 1998. At December 31, 1998, there were options granted and unexercised for a total of 119,750 shares. The options outstanding have exercise prices between $58 and $130, with a weighted average exercise price of $88. Of the 119,750 shares granted, 33,750 were exercisable at December 31, 1998.


13) INCOME TAXES

   The provision (benefit) for income taxes from operations includes the following components:

                                            1998          1997         1996
--------------------------------------------------------------------------------
Current:
   Federal                                $12,379       $(4,717)     $ 7,174
   State                                       83           424          686
--------------------------------------------------------------------------------
                                           12,462        (4,293)       7,860
--------------------------------------------------------------------------------
Deferred:
   Federal                                 (2,203)       13,276       (6,631)
   State                                    1,931           277       (1,178)
--------------------------------------------------------------------------------
                                             (272)       13,553       (7,809)
--------------------------------------------------------------------------------
     Total                                $12,190       $ 9,260      $    51
------------------------------------------======================================

   The provision (benefit) for income taxes noted above produced effective income tax rates of 38.4%, 35.7% and 2.9% for the years ended December 31, 1998, 1997 and 1996, respectively. The reconciliations of these effective income tax rates to the federal statutory rates are shown below:

                                                 1998        1997        1996
--------------------------------------------------------------------------------
Total income tax as reported                     38.4%       35.7%        2.9%
Tax exempt income                                 1.3         2.0        38.1
Amortization of excess purchase price over
   net assets acquired                           (1.8)       (2.1)      (19.2)
State income tax, net of federal income
   tax benefit                                   (4.1)       (1.7)       18.5
Other                                             1.2         1.1        (5.3)
--------------------------------------------------------------------------------
     Federal statutory rate                      35.0%       35.0%       35.0%
-------------------------------------------------===============================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented as follows:

                                                          1998          1997
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                           $ 8,218       $ 6,936
   Deposits                                              2,036         2,084
   Deferred compensation                                 1,549         1,568
   Net operating loss carryforwards                      1,194         2,854
   Buildings and equipment                                 328           232
   Investment securities                                   181           392
   Other real estate owned                                 172           176
   Other                                                   341           328
--------------------------------------------------------------------------------
    Total gross deferred tax assets                     14,019        14,570
   Less valuation allowances                               773         1,273
--------------------------------------------------------------------------------
    Deferred tax assets, net of valuation allowances    13,246        13,297
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Unrealized gain on available-for-sale securities       (402)         (265)
   Pension                                                (324)         (475)
   Prepaid loan fees                                      (265)         (314)
   Loans                                                  (206)         (292)
   Core deposit premium                                    (22)          (43)
   Other                                                   (26)          (43)
--------------------------------------------------------------------------------
    Total gross deferred tax liabilities                (1,245)       (1,432)
--------------------------------------------------------------------------------
    Net deferred tax assets                            $12,001       $11,865
-------------------------------------------------------=========================

   At December 31, 1998, current income taxes payable of $590 were included in accounts payable and accrued liabilities. At December 31, 1997, current income taxes receivable of $8,268 were included in other assets. The net deferred tax assets noted above were included in other assets.

   At December 31, 1998, the Company had net operating loss deductions available for carryforward of approximately $16,538 for state purposes that expire in varying amounts from 1999 through 2006.

   The valuation allowance at December 31, 1998 is attributable to certain net operating loss carryforwards for state tax purposes.


14) COMMITMENTS AND CONTINGENT LIABILITIES

   At December 31, 1998, the Subsidiary Banks were required to have $9,637 held as reserves with the Federal Reserve Bank.

   At December 31, 1998, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized as follows:
                                                                   Minimum
                                                                   Payments
---------------------------------------------------------------------------
1999                                                                $ 3,219
2000                                                                  3,208
2001                                                                  3,040
2002                                                                  2,894
2003                                                                  2,045
Remainder                                                             7,644
---------------------------------------------------------------------------
  Total                                                             $22,050
--------------------------------------------------------------------=======

   Lease rentals included in net occupancy and equipment expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,462, $1,057 and $912, respectively.

   Payments on long-term data processing  agreements included in data processing
expense  for  the  years  ended  December  31,  1998,   1997  and  1996  totaled
approximately $1,621, $1,559 and $1,499, respectively.

   One of the Company's data processing agreements has a term of eight years ending in the year 2003. The Company has the option to terminate this data processing agreement by paying a cancellation fee that is based on the number of months remaining under the original contract term.


   The Company and its Subsidiaries are involved in certain claims and suits arising in the ordinary course of business. In the opinion of management, based in part on the advice of legal counsel, potential liabilities arising from these claims, if any, would not have a significant effect on the Company's consolidated financial position or future results of operations.


15) STOCKHOLDERS' EQUITY

DIVIDEND RESTRICTION
   The Company's ability to pay dividends on its common stock and interest on its indebtedness is dependent upon funds provided by dividends from the Subsidiaries and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded these requirements at December 31, 1998. The payment of dividends by the Subsidiaries is restricted only by regulatory authority. At December 31, 1998, approximately $13,274 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

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

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1998, the consolidated ratios of the Company and for each of the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

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

                                                                                         To Be Well
                                                                      For Capital     Capitalized Under
                                                                       Adequacy       Prompt Corrective
                                                      Actual           Purposes       Action Provisions
                                                 ----------------   ---------------   -----------------
                                                  Amount    Ratio    Amount   Ratio    Amount    Ratio
                                                 --------   -----   -------   -----   --------   ------
As of December 31, 1998:
     Total Capital (to Risk Weighted Assets):
      Consolidated                               $194,282   11.4%   $136,689   8.0%      N/A
      INTRUST Bank, N.A.                         $175,217   10.8%   $129,845   8.0%   $162,306   10.0%
      Will Rogers Bank                           $ 12,755   16.3%   $  6,277   8.0%   $  7,846   10.0%
     Tier 1 Capital (to Risk Weighted Assets):
      Consolidated                               $158,423    9.3%   $ 68,344   4.0%      N/A
      INTRUST Bank, N.A.                         $154,921    9.5%   $ 64,922   4.0%   $ 97,384    6.0%
      Will Rogers Bank                           $ 11,965   15.3%   $  3,138   4.0%   $  4,707    6.0%
     Tier 1 Capital (to Average Assets):
      Consolidated                               $158,423    7.7%   $ 83,332   4.0%      N/A
      INTRUST Bank, N.A.                         $154,921    7.9%   $ 78,444   4.0%   $ 98,055    5.0%
      Will Rogers Bank                           $ 11,965    9.7%   $  5,008   4.0%   $  6,260    5.0%

As of December 31, 1997:
     Total Capital (to Risk Weighted Assets):
      Consolidated                               $136,903    9.2%   $118,870   8.0%      N/A
      INTRUST Bank, N.A.                         $149,456   10.7%   $111,365   8.0%   $139,206   10.0%
      Will Rogers Bank                           $ 12,352   13.9%   $  7,104   8.0%   $  8,880   10.0%
     Tier 1 Capital (to Risk Weighted Assets):
      Consolidated                               $116,728    7.9%   $ 59,435   4.0%      N/A
      INTRUST Bank, N.A.                         $132,477    9.5%   $ 55,682   4.0%   $ 83,524    6.0%
      Will Rogers Bank                           $ 11,400   12.8%   $  3,552   4.0%   $  5,328    6.0%
     Tier 1 Capital (to Average Assets):
      Consolidated                               $116,728    6.4%   $ 73,672   4.0%      N/A
      INTRUST Bank, N.A.                         $132,477    7.8%   $ 68,757   4.0%   $ 85,946    5.0%
      Will Rogers Bank                           $ 11,400    9.5%   $  4,885   4.0%   $  6,106    5.0%


16) BUSINESS AND CREDIT CONCENTRATIONS

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


17)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition. The following summarizes those financial instruments, excluding credit card lines of $801,720, with contract amounts representing credit risk:

     Commitments to extend credit                                   $520,888
     Commercial and standby letters of credit                       $ 55,556

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

   The Company has, in the ordinary course of business, securitized and sold both credit card receivables and consumer automobile loans. The most recent transaction was in November 1997, when the Company sold approximately $45,000 of automobile loans. Neither the credit card receivables or the consumer automobile loans sold, or the securities outstanding as a result of these transactions are defined as financial instruments of the Company, however the Company continues to service the related credit card accounts and automobile loans. During 1997, $50,000 of securities related to a previous credit card receivable securitization was repaid.

   As a result of the securitization transactions, the Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, the Company receives servicing fee income. During 1998, 1997 and 1996, the Company recognized $3,465, $4,813 and $6,595, respectively, in servicing fee income, which is included in credit card fees and other service charges, fees and income in the accompanying consolidated statements of income and comprehensive income.

   In connection with these securitization transactions, the Company was required to establish cash reserve accounts for the benefit of the purchasers. These cash reserve accounts represent retained interests in the loans sold as described in Note 1. The retained interests, consisting primarily of the cash reserve accounts, totaled $4,121 and $5,256 at December 31, 1998 and 1997, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.


18) FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE
   The carrying amounts for accrued interest receivable and accrued interest payable are considered reasonable estimates of fair value.

DEPOSIT LIABILITIES
   The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 1998 and 1997. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

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

GUARANTEED  PREFERRED   BENEFICIAL  INTERESTS  IN  THE  COMPANY'S   SUBORDINATED
DEBENTURES
   The fair value of the preferred beneficial interests in the subordinated debentures is based on market price quotations obtained from the American Stock Exchange listings.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT
   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged to enter into similar agreements. The fees associated with the commitments and letters of credit currently outstanding reflect a reasonable estimate of fair value. For further discussion concerning financial instruments with off-balance-sheet risk, refer to note 17.

   The estimated fair values of the Company's financial instruments are as follows:

                                                        December 31, 1998            December 31, 1997
                                                   --------------------------   ---------------------------
                                                    Carrying       Estimated     Carrying       Estimated
                                                      Value        Fair Value      Value        Fair Value
-----------------------------------------------------------------------------------------------------------
Financial assets:
   Cash and due from banks                         $  132,056      $  132,056   $  171,494      $  171,494
   Federal funds sold and securities
      purchased under agreements to resell             68,550          68,550       89,615          89,615
   Investment securities                              387,820         389,820      307,150         308,669
   Loans held-for-sale                                 34,834          34,834       16,422          16,422
   Loans, net                                       1,393,075       1,408,357    1,244,527       1,256,826
   Accrued interest receivable                         15,223          15,223       12,955          12,955
-----------------------------------------------------------------------------------------------------------
Financial liabilities:
   Deposits:
     Demand                                        $  402,178      $  402,178   $  389,053      $  389,053
     Savings and interest-bearing demand              690,159         690,159      599,739         599,739
     Time                                             555,017         562,578      563,974         568,083
   Short-term borrowings                              244,215         244,215      191,185         191,185
   Accrued interest payable                             4,367           4,367        4,678           4,678
   Notes payable                                       12,500          12,500       23,000          23,000
   Convertible capital notes                           11,078          46,897       11,219          32,255
   Guaranteed preferred beneficial interests
      in the Company's subordinated debentures         57,500          61,238            0               0

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

   The fair values presented apply only to financial instruments and, as such, do not include such items as fixed assets, other real estate and assets owned, other assets and liabilities as well as other intangibles which have resulted over the course of business. As a result, the aggregation of the fair value estimates presented herein does not represent, and should not be construed to represent, the underlying value of the Company.


19) SEGMENT REPORTING

   The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has a manager that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has four operating segments: consumer banking, commercial banking, wealth management, and community banking. The consumer banking segment provides personal banking services to customers of the Company. Commercial banking provides banking services to the business customers of the Company. Wealth management offers fiduciary, trust and investment services to its customers. The community banking segment provides comprehensive banking services to customers through bank offices located in communities outside of the Wichita, Kansas metropolitan area, including locations in Kansas and Oklahoma. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. Transactions between segments are accounted for as if each segment is an external customer.

   Listed below is a presentation of profit or loss and asset information for all segments. The only significant noncash items are the loan loss provision, depreciation, and amortization. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments.

                                     Consumer     Commercial       Wealth       Community
Year ended December 31, 1998         Banking       Banking       Management      Banking          Total
----------------------------------------------------------------------------------------------------------
Net interest income-external        $ 50,182      $ 22,856        $    28       $ 13,540       $   86,606
Net interest income-intercompany      (5,606)            0              0          1,046           (4,560)
Noninterest income-external           21,309         5,204         12,593          3,579           42,685
Noninterest income-intercompany          127            25            346             15              513
Provision for loan losses              6,207         3,927              0            956           11,090
Depreciation and amortization          3,068           417            681          1,573            5,739
Segment profit/loss                   16,527        17,228            502          2,156           36,413
Assets                               370,148       841,066          4,853        345,375        1,561,442
Asset expenditures                     5,021           119            661            762            6,563

                                     Consumer     Commercial       Wealth       Community
Year ended December 31, 1998         Banking       Banking       Management      Banking          Total
----------------------------------------------------------------------------------------------------------
Net interest income-external        $ 41,898      $ 19,719        $    3        $ 13,154       $   74,774
Net interest income-intercompany      (2,674)            0             0             206           (2,468)
Noninterest income-external           23,994         3,172         9,543           3,675           40,384
Noninterest income-intercompany          187            34           199              39              459
Provision for loan losses              5,360         1,550             0           1,330            8,240
Depreciation and amortization          3,443           422           665           1,629            6,159
Segment profit/loss                    9,660        15,682          (525)          1,559           26,376
Assets                               318,786       745,486         2,269         309,706        1,376,247
Asset expenditures                     3,374           126           338             888            4,726

                                     Consumer     Commercial       Wealth       Community
Year ended December 31, 1998         Banking       Banking       Management      Banking          Total
----------------------------------------------------------------------------------------------------------
Net interest income-external        $ 47,674      $ 15,079        $    1        $ 15,071       $   77,825
Net interest income-intercompany        (301)            0             0             603              302
Noninterest income-external           20,992         1,264         6,640           4,597           33,493
Noninterest income-intercompany           82            13            14              25              134
Write-down of loans held-for-sale     17,475             0             0               0           17,475
Provision for loan losses             20,064          (824)            0             911           20,151
Depreciation and amortization          3,307           368           548           1,962            6,185
Segment profit/loss                   (9,473)       12,074          (816)          3,482            5,267
Assets                               349,326       573,431          1,141        325,151        1,249,049
Asset expenditures                     2,350            24            344          1,788            4,506

   Reconciliations of segment revenue, profit or loss, assets, and other items of significance to consolidated amounts are presented below. Corporate level items are derived from the Company's investment portfolio, fixed assets and other activities not considered by management to be operating segments. Revenues are net of interest expense.

Net Revenues:                               1998          1997           1996
--------------------------------------------------------------------------------
   Net revenue from segments              $125,244      $113,149       $111,754
   Net revenue from corporate level
      not allocated to segments             (9,096)       (1,722)        (1,523)
   Net revenue from intercompany income      4,047         2,009           (436)
--------------------------------------------------------------------------------
   Consolidated net revenue               $120,195      $113,436       $109,795
----------------------------------------========================================

Profit:                                     1998          1997           1996
--------------------------------------------------------------------------------
   Profit from segments                    $36,413       $26,376        $ 5,267
   Expenses at corporate level
      not allocated to segments             (4,689)         (452)        (3,536)
--------------------------------------------------------------------------------
   Income before tax                       $31,724       $25,924        $ 1,731
----------------------------------------========================================

Assets:                                     1998          1997           1996
--------------------------------------------------------------------------------
   Assets of segments                   $1,561,442    $1,376,247     $1,249,049
   Corporate level assets                  554,023       547,575        472,353
------------------------------------------------------------------- ------------
   Consolidated assets                  $2,115,465    $1,923,822     $1,721,402
----------------------------------------========================================

                                        Amounts    Amounts not
                                      Reported by  Reported at    Consolidated
Other Items of Significance:    Year    Segments   Segment Level    Amounts
--------------------------------------------------------------------------------
 Net interest income            1998    $86,606     $(9,048)        $77,558
                                1997     74,774      (2,467)         72,307
                                1996     77,825      (1,798)         76,027

 Provision for loan losses
    and write-down of loans
    held-for-sale               1998    $11,090     $     0         $11,090
                                1997      8,240           0           8,240
                                1996     37,626           0          37,626


 Depreciation and amortization  1998    $ 5,739     $ 1,148         $ 6,887
                                1997      6,159         435           6,594
                                1996      6,185         494           6,679

 Asset expenditures             1998    $ 6,563     $ 1,855         $ 8,418
                                1997      4,726         657           5,383
                                1996      4,506         793           5,299

The Company has no operations in foreign countries; therefore, geographic information is not presented.


20) NEW ACCOUNTING STANDARDS

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

   SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998.

   The Company does not anticipate that adoption of any of the above Statements will have a material impact on its operating results or its financial condition.

21) PARENT COMPANY ONLY FINANCIAL STATEMENTS

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Financial Condition
December 31, 1998 and 1997

--------------------------------------------------------------------------------
Dollars in thousands except per share data                 1998          1997
--------------------------------------------------------------------------------

Assets
   Cash                                                  $ 22,349      $  1,852
   Investment securities, held-to-maturity                    607           441
   Equipment                                                   65           305
   Investment in subsidiaries                             184,300       161,250
   Current and deferred income taxes                            0           407
   Other                                                    6,152         3,550
--------------------------------------------------------------------------------
    Total assets                                         $213,473      $167,805
---------------------------------------------------------=======================

Liabilities and Stockholders' Equity
   Liabilities:
     Accounts payable and accrued liabilities            $    764      $    859
     Accrued interest payable                                  99            82
     Current and deferred income taxes                        143             0
     Notes payable                                         12,500        23,000
     Convertible capital notes payable                     11,078        11,219
     Subordinated debentures                               59,278             0
--------------------------------------------------------------------------------
         Total liabilities                                 83,862        35,160
--------------------------------------------------------------------------------

   Stockholders' equity:
     Common stock, $5 par value; 10,000,000 shares
       authorized, 2,418,573 shares issued in 1998
       and 2,415,071 issued in 1997                        12,093        12,075
     Capital surplus                                       12,464        12,377
     Retained earnings                                    139,078       124,877
     Treasury stock                                       (34,626)      (17,081)
     Unrealized securities gains, net of tax                  602           397
--------------------------------------------------------------------------------
         Total stockholders' equity                       129,611       132,645
--------------------------------------------------------------------------------
         Total liabilities and stockholders' equity      $213,473      $167,805
---------------------------------------------------------=======================

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
Dollars in thousands except per share data             1998     1997      1996
--------------------------------------------------------------------------------

Dividends from subsidiaries                          $ 1,538  $ 5,850   $ 1,300
Interest income                                        1,930      126       342
Fees charged subsidiary banks                          2,196    2,110     1,619
Other income                                             244      439         0
--------------------------------------------------------------------------------
   Total income                                        5,908    8,525     3,261
--------------------------------------------------------------------------------

Operating expenses:
  Interest expense                                     6,709    2,571     2,339
  Salaries and employee benefits                       2,313    2,161     1,972
  Other expense                                        1,276    1,035     1,360
--------------------------------------------------------------------------------
   Total operating expenses                           10,298    5,767     5,671
--------------------------------------------------------------------------------

Income (loss) before income tax benefit and equity
  in undistributed net income of subsidiaries         (4,390)   2,758    (2,410)

Income tax benefit                                     2,858    1,614     1,470
--------------------------------------------------------------------------------
Income (loss) before equity in undistributed net
  income of subsidiaries                              (1,532)   4,372      (940)

Equity in undistributed net income of subsidiaries    21,066   12,292     2,620

--------------------------------------------------------------------------------
Net income                                           $19,534  $16,664   $ 1,680
-----------------------------------------------------===========================

Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------
Dollars in thousands                                 1998      1997      1996
--------------------------------------------------------------------------------

Cash provided (absorbed) by operating activities:
  Net income                                       $ 19,534  $ 16,664  $  1,680
  Adjustments  to  reconcile  net  income  to
  net cash  provided  by  operating activities:
   Equity in undistributed net income
    of subsidiaries                                 (21,066)  (12,292)   (2,620)
   Depreciation                                         367       466       475
   Accretion of discount on investment securities       (19)      (30)      (41)
   Loss on retirement of capital notes                  114         0       241
   Increase in other assets                            (278)     (968)     (772)
   Increase (decrease) in accounts payable and
    accrued liabilities                                 (78)       97      (483)
   Increase (decrease) in current and deferred
    income taxes                                        550      (890)      150
--------------------------------------------------------------------------------
   Net cash provided (absorbed) by operating
    activities                                         (876)    3,047    (1,370)
--------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
   Capital expenditures                                (127)      (26)      (13)
   Investments purchased                               (751)        0         0
   Investment securities matured or called              604       165       165
   Investment in subsidiaries                        (1,779)   (1,884)   (1,147)
--------------------------------------------------------------------------------
    Net cash absorbed by investing activities        (2,053)   (1,745)     (995)
--------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
   Payments on notes payable                        (10,500)   (2,500)   (2,500)
   Proceeds from notes payable                            0     8,000         0
   Retirement of capital notes                         (150)        0      (424)
   Proceeds from subordinated debt, net of
    issuance costs                                   56,954         0         0
   Dividends paid                                    (5,333)   (4,161)   (3,542)
   Purchase of treasury stock, net                  (17,545)   (2,282)  (11,643)
--------------------------------------------------------------------------------
    Net cash provided (absorbed) by financing
     activities                                      23,426      (943)  (18,109)
--------------------------------------------------------------------------------
    Increase (decrease) in cash                      20,497       359   (20,474)

Cash at beginning of year                             1,852     1,493    21,967

--------------------------------------------------------------------------------
Cash at end of year                               $  22,349  $  1,852  $  1,493
--------------------------------------------------==============================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To INTRUST Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






                                                         ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma
February 19, 1999

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

        This item is not applicable to the Company.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

         Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 1999, 2000 and 2001 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

        RONALD L. BALDWIN, 45, 1999, has been director of the Company and Vice Chairman of IB since 1996. From 1976 until 1996, Mr. Baldwin was employed by Fourth Financial Corporation, an $8 billion banking institution headquartered in Wichita, Kansas. He served Fourth Financial Corporation as executive vice-president.

        RICK L. BEACH, 48, has been Executive Vice President and Chief Credit Officer of the Company since January 1997. He was Senior Vice President of the Company from 1995 to 1997 and Vice President from 1988 to 1995.

        C. ROBERT BUFORD, 65, 2000, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, managing partner of Grand Bluffs Development Co., a real estate development firm, and a director of Barrett Resources Corporation, an oil and gas production and operation firm.

        FRANK L. CARNEY, 60, 2001, has been a director of the Company since 1982. Since 1979, he has been self-employed in a private investment company, Carney Enterprises. From January 1994 to December 1994, Mr. Carney was vice-chairman of Turbochef, Inc. Since January 1994, Mr. Carney has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company. In June 1996, he became President and Manager of P.J. Wichita, L.L.C., a development stage company. In December 1997, he became President and Manager of P.J. Nor-Cal, L.L.C., a development stage company.

        RICHARD G. CHANCE, 51, 1999, has been a director of the Company since 1990. During the past five years, he has been President and Chief Executive Officer of Chance Industries, Inc., producer of amusement rides and manufacturer of transit coaches, trams, and replica trolleys.

        CHARLES Q. CHANDLER, 72, 2001, has been Chairman of the Board and Chief Executive Officer of the Company since 1982. He was Chairman of the Board and Chief Executive Officer of IB from 1975 until 1996. Mr. Chandler was employed by IB since 1950. In 1992, he became a director of Western Resources, Inc., a Kansas utility company. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

        CHARLES Q. CHANDLER IV, 45, 2000, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. In 1996, he was elected Chairman and President of IB.
Mr. Chandler is the son of Charles Q. Chandler.

        GEORGE T. CHANDLER, 77, 2000, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt, Kansas. Mr. Chandler is an uncle of Charles Q. Chandler.

        STEPHEN L. CLARK, 57, 2000, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Clark has been owner of Clark Investment Group which primarily invests in real estate development including office buildings and self-storage units.

        ROBERT L. DARMON, 74, 2000, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970.

        CHARLES W. DIEKER, 63, 2001, has been a director of the Company since 1982. Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

        MARTIN K. EBY Jr., 64, 2000, has been a director of the Company since 1982. During the past five years, Mr. Eby has been Chief Executive Officer and Chairman of the Board of Eby Corporation, which is the parent company of Martin
K. Eby Construction Co. Inc. He is Chairman of the Company's Audit Committee. In 1992, Mr. Eby became a director of SBC Communications, Inc.

        RICHARD M. KERSCHEN, 57, 2001, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kerschen has been Chairman of the Board and President of The Law Company, Inc. a commercial real estate construction company.

        THOMAS D. KITCH, 55, 2001, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kitch has been a practicing attorney with the law firm of Fleeson, Gooing, Coulson & Kitch, LLC.

        ERIC T. KNORR, 56, 1999, has been a director of the Company since 1990. He was Chairman of the Board of Dulaney, Johnston & Priest, general insurance (property and casualty) independent agents, for ten years until January 1996 when he became Chairman Emeritus.

        CHARLES G. KOCH, 63, 2001, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated energy company.

        J.V. LENTELL, 60, 1999, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. In 1995, he became a director of Renters Choice, Inc.

        WILLIAM B. MOORE, 46, 1999, has been a director of the Company since April 1997 and an advisory director of IB from 1993 to 1997. Mr. Moore has been Chairman of the Board of Kansas Gas and Electric Company since 1995. From 1992 to 1995, he was Vice President-Finance of Western Resources, the parent company of Kansas Gas and Electric Company. In 1997, he became Executive Vice President, Chief Financial Officer, Treasurer of Western Resources.

        PAUL A. SEYMOUR Jr., 75, 1999, has been a director of the Company since 1982. Mr. Seymour was President of Arrowhead Petroleum Inc. until it ceased operations in 1990. Since that time he has been active as a private investor.

        DONALD C. SLAWSON, 65, 1999, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate development.

        JOHN T. STEWART III, 63, 2000, has been a director of the Company since 1982. During the past five years, Mr. Stewart's principal occupation has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, Caldwell State Bank, Caldwell, Kansas and First National Bank, Wellington, Kansas.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

        SUMMARY COMPENSATION TABLE
        The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four executive officers during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                                        Long Term
                                                                                       Compensation
                                                     Annual Compensation                  Awards
                                           ---------------------------------------
          (a)                       (b)        (c)          (d)           (e)              (f)              (g)
                                                                      Other Annual      Securities       All Other
                                                                      Compensation      Underlying     Compensation
Name and Principal Position        Year     Salary($)    Bonus($)        ($)(1)         Options (#)         ($)
----------------------------------------------------------------------------------------------------------------------
C.Q. Chandler                      1998     $229,175     $ 85,545       $38,923            3,000          $84,383
COB & CEO of the Company           1997     $263,333     $ 62,500       $22,360            5,000          $74,148
                                   1996     $330,000     $      0       $22,360                0          $69,006

C.Q. Chandler IV                   1998     $346,673     $171,080       $12,729            7,500          $19,610
President of the Company,          1997     $325,000     $148,500       $12,729           10,000          $20,209
Chairman, President of IB          1996     $262,500     $      0       $     0            7,500          $15,735

J.V. Lentell                       1998     $236,673     $ 90,488       $     0            3,000          $10,000
Director of the Company            1997     $228,333     $ 80,500       $     0            5,000          $ 9,500
Vice Chairman of IB                1996     $219,167     $      0       $     0            5,000          $ 9,500

R.L. Baldwin                       1998     $218,341     $ 83,644       $     0            3,000          $ 2,500
Director of the Company            1997     $206,667     $ 73,500       $     0            5,000          $ 2,188
Vice Chairman of IB                1996     $168,455     $      0       $     0            5,000          $     0

R.L. Beach                         1998     $126,672     $ 42,354       $     0            2,000          $ 5,244
Executive Vice President of the    1997     $108,333     $ 33,000       $     0            2,500          $ 3,250
Company and of IB


        R.L. Baldwin became an employee and executive officer of IB in February of 1996; the table reflects compensation paid to Mr. Baldwin subsequent to such time. R.L. Beach became an executive officer in January of 1997. There were no other individuals who were considered executive officers of the Company at December 31, 1998.

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

         (2) The amounts shown for "All other Compensation" include the following for the current year:

                                   C.Q.       C.Q.        J.V.     R.L.    R.L.
                                 Chandler  Chandler IV  Lentell  Baldwin  Beach
                                 -----------------------------------------------
Above-market amounts earned on
  deferred compensation plans    $77,602     $ 9,610    $     0  $    0  $    0
Company contributions to
  401(k) plan                      6,781      10,000     10,000   2,500   5,244
                                 -----------------------------------------------
                                 $84,383     $19,610    $10,000  $2,500  $5,244
                                 ==============================================

         STOCK OPTION PLAN
         The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant. Options to acquire 750 shares of the Company's common stock were exercised in 1998. At December 31, 1998, there were options granted and unexercised for a total of 119,750 shares. The options outstanding have exercise prices between $58 and $130, with a weighted average exercise price of $88. Of the 119,750 shares granted, 33,750 were exercisable at December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                           Individual Grants                                         Price Appreciation for Option Term
---------------------------------------------------------------------------------    ------------------------------------
      (a)               (b)             (c)             (d)            (e)                 (f)                (g)

                    Securities       % of Total      Exercise
                    Underlying    Options Granted    or Base
                      Options     to Employees in     Price
Name                    (#)         Fiscal Year       ($/Sh)      Expiration Date          5%($)             10%($)
---------------------------------------------------------------------------------   -------------------------------------
C.Q. Chandler          3,000            8.5%           $130          12/08/08            $377,271         $  753,559
C.Q. Chandler IV       7,500           21.1%           $130          12/08/08            $943,178         $1,883,898
J.V. Lentell           3,000            8.5%           $130          12/08/08            $377,271         $  753,559
R.L. Baldwin           3,000            8.5%           $130          12/08/08            $377,271         $  753,559
R.L. Beach             2,000            5.6%           $130          12/08/08            $251,514         $  502,373

                     AGGREGATE FISCAL YEAR-END OPTION VALUES

                          Number of Securities          Value of Unexercised
                     Underlying Unexercised Options     In-the-Money Options
                          at December 31, 1998          at December 31, 1998
                     ------------------------------   -------------------------
Name                   Exercisable/Unexercisable      Exercisable/Unexercisable
----------------       -------------------------      -------------------------
C.Q. Chandler                13,000/15,000                $908,000/$752,000
C.Q. Chandler IV             10,550/23,700                $682,600/$910,900
J.V. Lentell                  4,500/11,000                $282,000/$443,000
R.L. Baldwin                  3,000/10,000                $174,000/$371,000
R.L. Beach                    1,500/5,500                  $87,000/$185,500

         The fair market value of the Company's common stock, used to calculate the value of in-the-money options, was $130.00 per share as determined in the local over-the-counter market by the National Quotation Bureau, Incorporated.

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

                                     PENSION PLAN TABLE
REMUNERATION                      YEARS OF CREDITED SERVICE
------------    ----------------------------------------------------------------
                   15        20         25         30         35         40
  $100,000      $20,021   $ 26,694   $ 33,368   $ 40,041   $ 46,715   $ 51,715
   150,000       31,271     41,694     52,118     62,541     72,965     80,465
   200,000       42,521     56,694     70,868     85,041     99,215    109,215
   250,000       53,771     71,694     89,618    107,541    125,465    137,965
   300,000       65,021     86,694    108,368    130,041    151,715    166,715
   350,000       76,271    101,694    127,118    152,541    177,965    195,465
   400,000       87,521    116,694    145,868    175,041    204,215    224,215

        The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 1998, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                       COVERED       COMPLETED YEARS OF  TOTAL YEARS OF CREDITED
                   COMPENSATION AS  CREDITED SERVICE AS     SERVICE AT NORMAL
NAME                 OF 12/31/98        OF 12/31/98         RETIREMENT AGE(65)
--------------------------------------------------------------------------------
C.Q. Chandler (1)     $229,175             48.75                  41.50
C.Q. Chandler IV       346,673             23.00                  42.50
J.V. Lentell           236,673             32.83                  37.42
R.L. Baldwin           218,341              2.92                  21.40
R.L. Beach             126,672             11.00                  28.00

        (1) C.Q. Chandler elected in writing, as permitted under the plan, to commence receipt of his normal retirement benefit in the form of a lump sum payment. This payment was received by C.Q. Chandler in December 1992.

        COMPENSATION OF DIRECTORS
        The directors of the Company receive no remuneration for serving in that capacity. However, the directors of the Company are also directors of IB, and in that capacity receive fees of $1,250 per quarter and $600 for each board meeting attended. In addition, directors who are not full-time bank employees of IB receive $150 for each Discount Committee and CRA Committee meeting attended, $200 for each Audit Committee meeting attended and for attendance by the chairman at the Trust Department Examining Committee, and $100 for all other committee meetings attended.

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


        CHANGE-IN-CONTROL ARRANGEMENTS
        Under unfunded Executive Deferred Compensation Plans established in 1983, 1984, and 1986 by IB and in 1990 by the Company, in which C.Q. Chandler and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 1998, for C.Q. Chandler and C.Q. Chandler IV, would have been $1,711,543 and $3,090,855 respectively.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

        The following table sets forth information as of February 3, 1999 relating to the beneficial ownership of the Company's common stock and capital notes by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                 SHARES OF COMMON STOCK
                                                 BENEFICIALLY OWNED(1)
                                                 -----------------------------
                                                               SHARES ISSUABLE
                                                  OWNED AT     UPON CONVERSION   FACE AMOUNT
                                                 FEBRUARY 3,     OF CAPITAL      OF CAPITAL
NAME                    ADDRESS                    1999(2)        NOTES(3)         NOTES
---------------------------------------------------------------------------------------------
Ronald L. Baldwin       9414 E. Woodspring         5,217(4)           93(4)      $    2,800
                        Wichita, KS  67226

Rick L. Beach           123 E. Hamlin Rd.          1,630(5)            0         $        0
                        Andover, KS  67002

C. Robert Buford        9176 E. 13th St.           2,053             293         $    8,800
                        Wichita, KS  67206

Frank L. Carney         1740 Barrier Cove          1,132             732         $   22,000
                        Wichita, KS  67206

Richard G. Chance       676 S. 119th St. W.          180               0         $        0
                        Wichita, KS  67235

Charles Q. Chandler     Box One                   78,274(6)       16,802(6)      $  504,100
                        Wichita, KS  67201

Charles Q. Chandler IV  Box One                   50,536(7)       20,766(7)      $  623,000
                        Wichita, KS  67201

Anderson W. Chandler    4718 West Hills Dr.      276,932(8)       37,752(8)      $1,132,600
                        Topeka, KS  66606

David T. Chandler       c/o First National Bank  266,836(8)       38,144(8)      $1,144,400
                        Pratt, KS  67124

George T. Chandler      c/o First National Bank  225,206(8)       18,546(8)      $  556,400
                        Pratt, KS  67124

Stephen L. Clark        1625 N. Gatewood              25               0         $        0
                        Wichita, KS  67206

Robert L. Darmon        8509 Huntington            5,880(9)        1,140(9)      $   34,200
                        Wichita, KS  67206

Charles W. Dieker       632 Birkdale Dr.           2,866             366         $   11,000
                        Wichita, KS  67230

Martin K. Eby, Jr.      P.O. Box 1679              6,798           2,398         $   72,000
                        Wichita, KS  67201

Richard M. Kerschen     144 Rutland                   25               0         $        0
                        Wichita, KS  67206

Thomas D. Kitch         115 S. Rutan                  25               0         $        0
                        Wichita, KS  67218

Eric T. Knorr           P.O. Box 206              31,590(10)       2,455(10)     $   73,690
                        Wichita, KS  67201

Charles G. Koch         P.O. Box 2256             99,084           8,566         $  257,000
                        Wichita, KS  67201

J.V. Lentell            1700 Laurel Cove           4,625(11)           0         $        0
                        Wichita, KS  67206

William B. Moore        2764 N. North Shore Ct.      100               0         $        0
                        Wichita, KS  67205

Paul A. Seymour, Jr.    8500 Killarney Place     121,031(12)      20,131(12)     $  604,000
                        Wichita, KS  67206

Donald C. Slawson       104 South Broadway,        4,420(13)       2,320         $   69,600
                        Suite 200
                        Wichita, KS  67202

John T. Stewart III     P.O. Box 2               145,226          24,106         $  723,200
                        Wellington, KS  67152

Directors and Executive
Officers as a Group (22 persons)                 785,923(14)     118,714(14)     $3,561,790

(1) Including and excluding shares issuable upon conversion of the Convertible Capital Notes ("capital notes"), the officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:

                               Percentage Ownership of Common Stock
                               ------------------------------------
                               Including Shares  Excluding Shares
                                 Issuable Upon    Issuable Upon     Percentage
                                 Conversion of    Conversion of    Ownership of
                                 Capital Notes    Capital Notes    Capital Notes
                                 -------------    -------------    -------------
     Charles Q. Chandler III         3.79%            3.00%            4.55%
     Charles Q. Chandler IV          2.45%            1.46%            5.62%
     Anderson W. Chandler*          13.36%           11.76%           10.22%
     David T. Chandler*             12.87%           11.24%           10.33%
     George T. Chandler*            10.97%           10.16%            5.02%
     Eric T. Knorr                   1.55%            1.43%            0.67%
     Charles G. Koch                 4.85%            4.45%            2.32%
     Paul A. Seymour, Jr.            5.89%            4.96%            5.45%
     John T. Stewart III             7.05%            5.95%            6.53%


  *Includes shares directly owned and shares controlled as co-trustees. See (8).

     The Directors and Executive Officers as a group beneficially owned 35.96% of the Company's common stock including shares issuable upon conversion of the capital notes, 32.28% of the common stock excluding shares issuable upon conversion of the capital notes, and 32.15% of the capital notes.

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

(4) Mr. Baldwin's beneficial ownership includes 2,124 share of common stock, currently exercisable options to purchase 3,000 shares of common stock and $2,800 of capital notes (93 shares) over which he shares voting and investment powers with his wife, Cindy Baldwin.

(5) Includes currently exercisable options to purchase 1,500 shares of common stock.

(6) Includes currently exercisable options to purchase 13,000 shares of Common Stock. Does not include 206,660 shares of common stock and $556,400 of capital notes, convertible into 18,546 shares of common stock, beneficially owned by George T. Chandler (uncle), and 19,220 shares of common stock and $623,000 of capital notes, convertible into 20,766 shares of common stock, beneficially owned by Charles Q. Chandler IV (son).

(7) Includes currently exercisable options to purchase 10,550 shares of common stock. Does not include 95 shares of common stock owned by Marla J. Chandler (wife).

(8) Anderson, David and George Chandlers' beneficial ownership is comprised of the following:

     (a) Shares beneficially owned by all three over which they share voting and investment power:

          (1) 110,120 shares of common stock and $550,600 of capital notes (18,353 shares) held as co-trustees for the Olive C. Clift Trust.

     (b) Shares beneficially owned by David and George Chandler over which they share voting and investment power:

          (1) 10 shares of common stock held as co-trustees for the George T. Chandler Trust #1.

          (2) 1,160 shares of common stock and $5,800 of capital notes (193 shares) held as co-trustees for the Barbara A. Chandler Trust #1.

          (3) 95,370 shares of common stock held as partners in Chandler Enterprises, L. P.

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

     (e) 2,852 shares of common stock and $15,200 of capital notes (506 shares) held in David Chandler's name over which he has sole voting and investment power.

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


(10) Mr. Knorr's beneficial ownership is comprised of: (a) $29,200 of capital notes (973 shares) held in his name; (b) 1,252 shares of common stock held by him in an Individual Retirement Account; (c) 20,855 shares of common stock and $8,400 of capital notes (280 shares) held in a trust with his wife, Darlene R. Knorr over which he has sole voting and investment power;
     (d) 1,488 shares of common stock and $8,890 of capital notes (296 shares) held in a trust over which he has sole voting and investment power, (e) 5,440 shares of common stock and $27,200 of capital notes (906 shares) held jointly with his wife over which he has shared voting and investment power; and (f) 100 shares of common stock held by Eric T. Knorr, Custodian for Elizabeth T. Knorr under the Uniform Gifts To Minors Act over which he has sole voting and investment power. Does not include 200 shares of common stock, owned by Darlene R. Knorr, in which Mr. Knorr disclaims beneficial ownership.

(11) Includes currently exercisable options to purchase 4,500 shares of common stock.

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

(14) Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

        CERTAIN BUSINESS RELATIONSHIPS
        Neither the Company nor any of its subsidiaries entered into during 1998 or has proposed to enter into any other material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

        INDEBTEDNESS OF MANAGEMENT
        There are outstanding loans by certain of the Subsidiary Banks to other officer and directors of the Company or its subsidiaries or to their immediate family members or associates, but all such loans have been made in compliance with applicable regulations, in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, and the same underwriting standards as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT.SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  The following documents are filed as a part of this Report.

     1. Financial Statements - The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report:

          Report of Independent Public Accountants

          Consolidated Statements of Financial Condition as of December 31, 1998
               and 1997

          Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

          Consolidated  Statements of  Stockholders'  Equity for the years ended
               December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31,
               1998, 1997 and 1996

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

     3.   Exhibits:
          Number                       Description
          ------                       -----------

          3(a) Restated Bylaws of the Registrant, as amended through December 1997 (incorporated herein by reference to Exhibit 3(a) to Registrant's 1997 10-K, File No. 2-78658)

          3(b) Restated Articles of Incorporation of Registrant, as amended through December 1997 (incorporated herein by reference to Exhibit 3(b) to Registrant's 1997 10-K, File No. 2-78658)

          4(a) Trust Indenture, dated as of December 1, 1987, between First Bancorp of Kansas and Boatmen's First National Bank of Kansas City (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement No. 33-17564)

          4(b) Amended and Restated Trust Agreement, dated as of January 21, 1998 among INTRUST Financial Corporation, State Street Bank and Trust Company, Wilmington Trust Company, the Administrative Trustees, and several Holders described therein (appears herein as exhibit)

          4(c)  Indenture,   dated  as  of  January  21,  1998  between  INTRUST
                Financial Corporation and State Street Bank and Trust Company (appears herein as exhibit)

          4(d) Preferred Securities Guaranty Agreement, dated as of January 21, 1998 between INTRUST Financial Corporation and State Street Bank and Trust Company (appears herein as exhibit)

          4(e) Agreement as to Expenses and Liabilities, dated as of January 21, 1998 between INTRUST Financial Corporation and INTRUST Capital Trust (appears herein as exhibit)


         10(a)* Description of INTRUST Bank, N.A.  Executive  Officers' Deferred
                Compensation Plans (incorporated herein by reference to Exhibit 10(h) to Registrant's 1993 10-K, File No. 2-78658)

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

         21     Subsidiaries of the Registrant (appears herein as exhibit)

         27     Financial Data Schedule (appears herein as exhibit)

    * Exhibit relates to management compensation

(b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of 1998.

(c)     See above

(d)     See attached Exhibit 27.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTRUST Financial Corporation

Date:  March 9, 1999                    By  /s/ C. Q. Chandler
                                            -------------------------------
                                                C. Q. Chandler
                                                Chairman of the Board
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 9, 1999                        /s/ C. Q. Chandler
                                            ------------------------------
                                                C. Q. Chandler
                                                Director, Chairman of the Board
                                                  and Chief Executive Officer


Date:  March 9, 1999                        /s/ Jay L. Smith
                                            ------------------------------
                                                Jay L. Smith
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)


Date:  March 9, 1999                        /s/ Ronald L. Baldwin
                                            ------------------------------
                                                Ronald L. Baldwin
                                                Director


Date:  March 9, 1999                        /s/ C. Robert Buford
                                            ------------------------------
                                                C. Robert Buford
                                                Director


Date:  March 9, 1999                        /s/ Frank L. Carney
                                            ------------------------------
                                                Frank L. Carney
                                                Director


Date:  March 9, 1999                        /s/ Richard G. Chance
                                            ------------------------------
                                                Richard G. Chance
                                                Director


Date:  March 9, 1999                        /s/ C. Q. Chandler IV
                                            ------------------------------
                                                C. Q. Chandler IV
                                                Director


Date:  March 9, 1999                        /s/ George T. Chandler
                                            ------------------------------
                                                George T. Chandler
                                                Director

Date:  March 9, 1999                        /s/ Stephen L. Clark
                                            ------------------------------
                                                Stephen L. Clark
                                                Director


Date:  March 9, 1999                        /s/ R. L. Darmon
                                            ------------------------------
                                                R. L. Darmon
                                                Director


Date:  March 9, 1999                        /s/ Charles W. Dieker
                                            ------------------------------
                                                Charles W. Dieker
                                                Director


Date:  March 9, 1999                        /s/ Martin K. Eby, Jr.
                                            ------------------------------
                                                Martin K. Eby Jr.
                                                Director


Date:  March 9, 1999                        /s/ Richard M. Kerschen
                                            ------------------------------
                                                Richard M. Kerschen
                                                Director


Date:  March 9, 1999                        /s/ Thomas D. Kitch
                                            ------------------------------
                                                Thomas D. Kitch
                                                Director


Date:  March 9, 1999                        /s/ Eric T. Knorr
                                            ------------------------------
                                                Eric T. Knorr
                                                Director


Date:  March 9, 1999
                                            ------------------------------
                                                Charles G. Koch
                                                Director


Date:  March 9, 1999                        /s/ J. V. Lentell
                                            ------------------------------
                                                J. V. Lentell
                                                Director


Date:  March 9, 1999                        /s/ William B. Moore
                                            ------------------------------
                                                William B. Moore
                                                Director


Date:  March 9, 1999                        /s/ Paul A. Seymour, Jr.
                                            ------------------------------
                                                Paul A. Seymour, Jr.
                                                Director


Date:  March 9, 1999                        /s/ Donald C. Slawson
                                            ------------------------------
                                                Donald C. Slawson
                                                Director


Date:  March 9, 1999                        /s/ John T. Stewart III
                                            ------------------------------
                                                John T. Stewart III
                                                Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to
Section 12 of the Act. Concurrently with the filing of this Form 10-K, Registrant is furnishing the Commission, for its information, four copies of INTRUST Financial Corporation's Annual Report to Shareholders.

                                INDEX TO EXHIBITS



EXHIBIT #                DESCRIPTION
---------                -----------

  4(b)     Amended and Restated Trust Agreement (Trust Preferred Securities)

  4(c)     Indenture (Trust Preferred Securities)

  4(d)     Guaranty Agreement (Trust Preferred Securities)

  4(e)     Agreement as to Expenses and Liabilities (Trust Preferred Securities)

 11        Computation of Earnings Per Share

 21        Subsidiaries of the Registrant

 27        Financial Data Schedule