Form 10-Q
period 1999-03-31
INTRUST FINANCIAL CORP /
filed 1999-05-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 15, 1999, there were 2,031,903 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Financial Condition
            (Unaudited - dollars in thousands except per share data)

                                                      March 31,     December 31,
Assets                                                  1999            1998
-------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                           $  102,556     $  132,056
   Federal funds sold and securities purchased
      under agreements to resell                         40,170         68,550
-------------------------------------------------------------------------------
        Total cash and cash equivalents                 142,726        200,606
-------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $154,546 for
      1999 and $178,305 for 1998)                       153,085        176,305
   Available-for-sale, at market                        213,212        208,752
   Equity, at cost                                        2,769          2,763
-------------------------------------------------------------------------------
        Total investment securities                     369,066        387,820
-------------------------------------------------------------------------------
Loans held-for-sale                                      30,665         34,834
Loans, net of allowance for loan losses of
   $22,718 in 1999 and $21,703 in 1998                1,446,964      1,393,075
Land, buildings and equipment, net                       30,028         29,509
Other assets                                             72,877         69,621
-------------------------------------------------------------------------------
      Total assets                                   $2,092,326     $2,115,465
-----------------------------------------------------==========================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
   Deposits                                          $1,617,046     $1,647,354
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                  233,327        241,955
      Other                                               9,675          2,260
-------------------------------------------------------------------------------
        Total short-term borrowings                     243,002        244,215
-------------------------------------------------------------------------------

   Accounts payable and accrued liabilities              18,153         13,207
   Notes payable                                         12,500         12,500
   Convertible capital notes                             10,755         11,078
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                 57,500         57,500
-------------------------------------------------------------------------------
          Total liabilities                           1,958,956      1,985,854
-------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,427,900 shares issued in 1999
     and 2,418,573 issued in 1998                        12,139         12,093
   Capital surplus                                       12,698         12,464
   Retained earnings                                    143,556        139,078
   Treasury stock, at cost (395,518 shares in 1999
     and 391,824 shares in 1998)                        (35,114)       (34,626)
   Unrealized securities gains, net of tax                   91            602
-------------------------------------------------------------------------------
          Total stockholders' equity                    133,370        129,611
-------------------------------------------------------------------------------
      Total liabilities and stockholders' equity     $2,092,326     $2,115,465
-----------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                                              Three Months
                                                             Ended March 31,
                                                       ------------------------
                                                            1999        1998
-------------------------------------------------------------------------------
Interest income:
   Loans                                                  $30,445     $29,101
   Investment securities                                    5,473       4,937
   Federal funds sold and securities purchased
     under agreements to resell, and other                    601       1,966
-------------------------------------------------------------------------------
       Total interest income                               36,519      36,004
-------------------------------------------------------------------------------
Interest expense:
   Deposits                                                12,577      12,570
   Federal funds purchased and securities sold
     under agreement to repurchase                          2,569       2,616
   Convertible capital notes                                  241         252
   Subordinated debentures                                  1,185         921
   Other borrowings                                           293         411
-------------------------------------------------------------------------------
       Total interest expense                              16,865      16,770
-------------------------------------------------------------------------------
       Net interest income                                 19,654      19,234
Provision for loan losses                                   2,280       3,600
-------------------------------------------------------------------------------
       Net interest income after provision
         for loan losses                                   17,374      15,634
-------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                      2,750       2,434
   Wealth management fees                                   3,247       2,572
   Credit card fees                                         2,187       2,351
   Securities gains                                           163         126
   Other service charges, fees and income                   2,749       4,061
-------------------------------------------------------------------------------
       Total noninterest income                            11,096      11,544
-------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                           9,999       9,199
   Net occupancy and equipment expense                      2,392       2,149
   Advertising and promotional activities                     900         870
   Data processing expense                                  1,088         955
   Supplies                                                   540         597
   Postage and dispatch                                       494         526
   Goodwill amortization                                      403         405
   Deposit insurance assessment                                63          59
   Other                                                    3,265       3,894
-------------------------------------------------------------------------------
       Total noninterest expenses                          19,144      18,654
-------------------------------------------------------------------------------
       Income before provision for income taxes             9,326       8,524
Provision for income taxes                                  3,626       3,142
-------------------------------------------------------------------------------
       Net income                                           5,700       5,382
Other comprehensive income                                   (511)       (419)
-------------------------------------------------------------------------------
       Comprehensive income                               $ 5,189     $ 4,963
----------------------------------------------------------=====================
Per share data:
   Basic earnings per share                                 $2.80       $2.48
----------------------------------------------------------=====================
   Diluted earnings per share                               $2.40       $2.16
----------------------------------------------------------=====================
Cash Dividends                                              $0.60       $0.50
----------------------------------------------------------=====================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                               1999      1998
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                 $  5,700  $  5,382
Adjustments   to  reconcile  net  income  to  net
  cash  provided  by  operating activities:
   Provision for loan losses                                   2,280     3,600
   Provision for depreciation and amortization                 1,774     1,740
   Amortization of premium and accretion of discount on
         investment securities                                   (20)     (324)
   Gain on sale of investment securities                        (163)     (126)
   Loss on retirement of convertible capital notes               144         0
   Changes in assets and liabilities:
    Loans held for sale                                        4,169    (4,051)
    Prepaid expenses and other assets                         (2,025)       20
    Income taxes                                               3,571     8,099
    Interest receivable                                         (821)   (1,186)
    Interest payable                                           2,035     2,006
    Other liabilities                                         (1,011)   (1,316)
    Other                                                          0        72
--------------------------------------------------------------------------------
     Net cash provided by operating activities                15,633    13,916
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                         (32,000) (101,171)
   Investment securities matured or called                    49,877    51,631
   Proceeds from sale of investment securities                   214       161
   Net increase in loans                                     (56,700)   (2,909)
   Purchases of land, buildings and equipment                 (1,622)     (805)
   Proceeds from sale of equipment                                 1         5
   Proceeds from sale of other real estate
     and repossessions                                           336       883
   Other                                                        (202)   (2,424)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities               (40,096)  (54,629)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                       (30,308)   34,104
   Net increase (decrease) in short-term borrowings           (1,213)   21,050
   Payments on notes payable                                       0    (8,000)
   Retirement of convertible capital notes                      (187)        0
   Proceeds from subordinated debentures                           0    57,500
   Cash dividends                                             (1,221)   (1,086)
   Purchase of treasury stock                                   (488)     (348)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities    (33,417)  103,220
--------------------------------------------------------------------------------

       Increase (decrease) in cash and cash equivalents      (57,880)   62,507

Cash and cash equivalents at beginning of period             200,606   261,109
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $142,726  $323,616
------------------------------------------------------------====================

Supplemental disclosures
   Interest paid                                             $14,830   $14,764
   Income tax paid (refunded)                                $    33   $(4,957)

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

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1998 INTRUST
Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1998 Form 10-K for additional disclosure.


2.  Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the three months ended March 31, 1999 and 1998 (in thousands):
                                                        1999          1998
                                                     ---------     ---------
            Balance, January 1                        $21,703       $17,932
            Additions:
                  Provision for loan losses             2,280         3,600
                                                     ---------     ---------
                                                       23,983        21,532
            Deductions:
                  Loans charged off                     1,868         2,199
                  Less recoveries on loans
                      previously charged off              603           406
                                                     ---------     ---------
                  Net loan losses                       1,265         1,793
                                                     ---------     ---------
            Balance, March 31                         $22,718       $19,739
                                                     =========     =========

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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $11,000 at March 31, 1999 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


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
                                                           Three Months Ended
                                                                March 31,
-------------------------------------------------------------------------------
                                                            1999         1998
-------------------------------------------------------------------------------
Net income for basic earnings per share                    $5,700       $5,382
Interest expense on convertible debt, net of taxes            149          164
-------------------------------------------------------------------------------
Net income for diluted earnings per share                  $5,849       $5,546
-----------------------------------------------------------====================

Weighted average shares for basic earnings per share    2,033,548    2,171,292
Shares issuable upon exercise of stock options             39,482       28,066
Shares issuable upon conversion of capital notes          359,728      373,967
-------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share  2,432,758    2,573,324
--------------------------------------------------------=======================


Pro forma disclosures of earnings per share, as if the fair value based method of accounting as defined in SFAS No. 123 had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method followed by the Company.


4.  Segment Reporting

   Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in total segment assets from amounts disclosed in the last annual report, and there has been no change in the basis of segmentation or in the measurement of profit or loss since the last annual report.

                                                    Three Months Ended March 31,
                                                        1999             1998
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                                  $19,618         $19,481
    Commercial lending                                  7,103           7,037
    Wealth management                                   3,759           3,114
    Community banking                                   4,627           4,193

 Intercompany revenues
    Consumer banking                                  $(2,448)        $  (730)
    Commercial lending                                      0               6
    Wealth management                                     120              82
    Community banking                                      80             377

 Segment profit
    Consumer banking                                  $ 5,196         $ 5,486
    Commercial lending                                  4,538           4,996
    Wealth management                                     686             111
    Community banking                                     857             645
--------------------------------------------------------------------------------
       Profit from segments                            11,277          11,238
       Expenses at corporate level not
         allocated to segments                         (1,951)         (2,714)
 -------------------------------------------------------------------------------
       Consolidated income before tax                 $ 9,326         $ 8,524
 -----------------------------------------------------==========================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended March 31, 1999 was $5,700,000, increasing 5.9% over comparable 1998 amounts and establishing a new quarterly record for the Company. The Company continues to experience solid growth in its principal markets, leading to increased net interest income and noninterest income. Average loans for the quarter increased 13.8% over 1998 levels, and wealth management fee income increased 26.2% over comparable period 1998 amounts. There have been no significant credit quality issues in the first quarter of 1999. Nonaccrual and past due loans have increased 4.2% over prior year amounts, comparing favorably to the overall increase in the Company's loan portfolio.

NET INTEREST INCOME. The Company's net interest income increased nominally from prior year amounts. First quarter, 1999 net interest income was $420,000, or 2.2% greater than comparable 1998 amounts. As noted above, the Company has experienced significant lending growth, with total loans averaging $1,431,593,000 this quarter. However, the Company continues to operate in very competitive markets, and has experienced a 23 basis point decline in its interest spread. Much of the margin compression is attributable to an overall decline in yields on interest-earning assets. Yields have declined 55 basis
points,   and  the  decline   would  have  been  greater  but  for  the  greater
concentration of interest-earning assets invested in loans. Loans as a percentage of interest-earning assets averaged 77.1% in 1999, compared to 73.1% in 1998.

Funding costs did decline somewhat in 1999 when compared to 1998 amounts. The cost of interest-bearing liabilities in the first quarter of 1999 was 4.26%, compared to 4.58% during the same period of 1998. Competition for funds remains significant, but the Company's lead bank has seen a net increase in the number of deposit accounts serviced of 4.5% over the last twelve months. Noninterest-bearing demand deposits comprised 21.5% of total deposits at quarter-end, 1999, compared to 23.1% in 1998. In addition to its efforts to increase its deposit base, the Company continues to evaluate alternative funding sources.


PROVISION FOR LOAN LOSSES. The provision for loan losses for the first quarter of 1999 was $2,280,000, decreasing $1,320,000 from the amount recorded in the first quarter of 1998. Net charge-offs in 1999 declined 29.4% from 1998 levels. Nonaccrual and past due loans did increase modestly over comparable prior year amounts ($244,000), but have declined as a percentage of total loans. Nonaccrual and loans past due 90 days or more comprised .41% of total loans (excluding loans held for sale) at March 31, 1999, compared to .46% at March 31, 1998.

The Company's allowance for loan losses at March 31, 1999 was equal to 1.55% of total loans, and 377% of loans considered risk elements. Comparable amounts at December 31, 1998 and March 31, 1998 were 1.53% and 355%, and 1.56% and 342%, respectively. All segments of the loan portfolio are performing as had been expected, and there have been no significant, unanticipated losses in the loan portfolio in 1999. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio. Should the Company's assessment of its credit risk for the rest of the year remain consistent with that of the first quarter, it is expected that the 1999 provision for loan losses will be slightly less than the amount recorded in 1998.

Summary of Loan Loss Experience
------------------------------------------------------------------------------
                                                            March 31,
                                                     1999               1998
------------------------------------------------------------------------------
Amount of loans at period-end                    $1,469,682        $1,262,644
-------------------------------------------------=============================
YTD Average loans outstanding                    $1,431,593        $1,257,641
-------------------------------------------------=============================

Beginning balance of allowance for loan losses      $21,703           $17,932

Loans charged-off
   Commercial, Financial and Agricultural               241               361
   Credit Card                                        1,181             1,318
   Installment                                          446               520
------------------------------------------------------------------------------
Total loans charged off                               1,868             2,199
------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural               248               133
   Real Estate-Mortgage                                   3                 5
   Credit Card                                          234               204
   Installment                                          118                64
------------------------------------------------------------------------------
Total recoveries                                        603               406
------------------------------------------------------------------------------

Net loans charged off                                 1,265             1,793

Provision charged to expense                          2,280             3,600
--------------------------------------------------------------------------------
Ending balance of allowance for loan losses         $22,718           $19,739
-------------------------------------------------=============================

Net charge-offs/average loans                         0.09%             0.14%
-------------------------------------------------=============================

Allowance for loan losses/loans at period-end         1.55%             1.56%
-------------------------------------------------=============================


The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                           March 31, 1999      December 31, 1998
--------------------------------------------------------------------------------
                                                    Percent              Percent
                                           Amount  Of Total     Amount  of Total
--------------------------------------------------------------------------------
Commercial, Financial and Agricultural  $  732,478   49.8%   $  707,326    50.0%
Real Estate-Construction                    41,839    2.9        38,137     2.7
Real Estate-Mortgage                       270,464   18.4       250,282    17.7
Installment, excluding credit card         313,991   21.4       299,884    21.2
Credit card                                110,910    7.5       119,149     8.4
--------------------------------------------------------------------------------
  Subtotal                               1,469,682  100.0%    1,414,778   100.0%
Allowance for loan losses                  (22,718)             (21,703)
--------------------------------------------------------------------------------
  Total                                 $1,446,964           $1,393,075
----------------------------------------========================================

As noted above, loans considered risk elements, as presented in the following table, totaled .41% of total loans, declining from prior quarter levels. Management is not aware of issues that would significantly impact the credit quality of the loan portfolio in 1999. Management believes the allowance for loan losses to be adequate at this time.

                                                     March 31,    December 31,
                                                       1999           1998
--------------------------------------------------------------------------------
Loan Categories
   Nonaccrual Loans                                   $5,059         $5,027
   Past Due 90 days or more                              960          1,090
--------------------------------------------------------------------------------
       Total                                          $6,019         $6,117
-----------------------------------------------------===========================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at March 31, 1999. Growth in the Company's loan portfolio has, however, resulted in an overall decline in liquidity levels. The Company's loan/deposit ratio at March 31, 1999 was 90.9%, compared to 79.6% at March 31, 1998 and 85.9% at December 31, 1998. The Company continues to maintain an investment portfolio with a relatively short weighted average maturity. At March 31, 1999, the average maturity of United States government and agency securities in the investment portfolio was 1 year and 5 months, and the average maturity of municipal securities was 3 years and 10 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 1999, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company is experiencing in its loan portfolio, it has started classifying purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.


As has been disclosed in previous filings, in January, 1998, a statutory business trust of the Company issued $57,500,000 in cumulative trust preferred securities. These preferred securities, which qualify as capital for regulatory reporting purposes, have a distribution rate of 8.24%, and will mature on January 31, 2028, unless called or extended by the Company. The Company owns 100% of the common stock of the trust, and the only assets of the trust consist of the 8.24% subordinated debentures due January 31, 2028 issued by the Company to the trust. The Company has issued Back-up Obligations to the trust, which, when taken in the aggregate, constitute the full and unconditional guarantee by the Company of all of the trust's obligations under the preferred securities.

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 1999, the Company's total capital to risk-weighted assets ratio was 11.4% and its Tier 1 capital to risk-weighted assets ratio was 9.4%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. First quarter noninterest income declined $448,000 from prior year levels. Included in 1998's first quarter noninterest income was a $1.5 million gain on the disposition of the Company's national merchant processing business. Excluding this non-recurring event, noninterest income increased 10.5% over 1998 levels.

Service charges on deposit accounts increased 13.0% over 1998 levels. Growth in the number of deposit accounts serviced, combined with increases in the number of customers utilizing the Company's cash management services are the principal reasons for the increase in this revenue line item. As discussed in previous filings, the Company has significantly increased its investment in the wealth management area. Assets under management in this area have increased 17.9% over comparable 1998 amounts, and this has led to a 26.2% increase in this source of fee income. Credit card fees declined 7.0% in 1999. Year-over-year, gross fees increased modestly (2.7%), but additional costs associated with the Company's affinity groups resulted in a decline in net credit card fees. Securities gains recognized in the first quarter were the result of a contractual agreement specifying the sale over a three year period of some stock acquired in a previous acquisition. 1999 was the last installment of that agreement.

Other service charges, fees and income declined $1,312,000 from 1998 levels. As noted above, the Company, during the first quarter of 1998, elected to sell its national merchant processing business. The Company continues to process merchant accounts, but believes that its efforts can be more productive if focused on its regional trade territory. The sale of this national merchant processing business resulted in the recognition of a $1.5 million gain on the disposition of the business. Excluding this gain from 1998 results, other service charges, fees and income would have increased 7.3% over 1998 levels.

Total noninterest expenses in the first quarter increased 2.6% over comparable 1998 amounts. Salaries and employee benefit costs increased 8.7% over prior year levels. Increases in health care costs and the Company's 401k match accounted for approximately 13% of the increase in salaries and employee benefits. In addition, the number of full-time equivalent employees employed by the Company at March 31, 1999 was 920, an increase of 29 over March 31, 1998 levels.

Net occupancy and equipment costs increased 11.3% over prior year amounts. The Company has replaced fully-depreciated technology equipment, replaced two facilities, and opened a new branch in Andover, Kansas in the second half of 1998. Data processing expense increased $133,000 over 1998 levels as increased account volumes resulted in increased data processing expense, and the Company continued to expend development efforts on its Internet site and enhancement of its Internet banking products. Other noninterest expenses declined $629,000 from 1998 amounts. The sale of the national merchant processing business resulted in a lesser level of merchant processing expense. The Company also experienced reductions in its net interchange expense, and costs associated with repossessed assets. Year-over-year changes in other noninterest expense categories were relatively modest.


YEAR 2000 ISSUES. As described in previous filings, the Company, along with other financial institutions, face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency amounts.

The Company has been actively engaged in efforts to assess, renovate, test and implement necessary changes to its existing systems. The Company outsources its principal data processing activities to third party vendors, and all significant software application systems are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the problems associated with the Y2K issue. At March 31, 1999, the Company has completed its assessment and renovation phases. 95% of the renovated systems have been validated and tested, and 75% of the implementation plan has been completed. The Company believes it is on schedule to complete its Y2K plan in the second quarter of 1999.

The Company does not expect its Y2K efforts to have a material impact on its financial position or its results of operations. Payments to third parties as a result of work performed in connection with Y2K have not been material. As the Company's major systems are outsourced to third parties, the Company is not responsible for the actual renovation of code for these systems. Y2K has, however, delayed the Company's ability to implement system enhancements that might have otherwise increased efficiencies. The failure to have these enhancements in place does not present the Company with operational difficulties or impact the Company's ability to adequately serve its customers.

The failure of the Company's customers to adequately prepare for Y2K could have an adverse effect on such customer's operations and profitability, thereby impacting the customer's ability to repay loans in accordance with their terms. The Company has completed a survey of its customer base on their Y2K efforts. Survey results were generally favorable. The Company has addressed the prospect of any additional risk associated with its lending portfolio arising from Y2K issues in the normal course of its overall risk analysis.

It is possible that Y2K may result in a greater demand for liquidity at the Company's subsidiary banks. The Company's overall liquidity plan for its subsidiary banks is substantially complete. The Company intends to test this plan in the second quarter of 1999. The modification of the Company's contingency planning documents for Y2K issues is also substantially complete, and should be tested in the second quarter.

NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This Statement became effective in the first fiscal quarter of 1999.

The adoption of Statement No. 134 did not have a material impact on the operating results or financial condition of the Company. The Company does not anticipate that adoption of Statement No. 133 will have a material impact on its operating results or its financial condition.

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


INTRUST Financial Corporation




Date:  May 14, 1999                           By:  /s/ C.Q. Chandler IV
                                                  ---------------------
                                                  C. Q. Chandler IV
                                                  President
                                                  (Principal Executive Officer)




Date:  May 14, 1999                           By: /s/ Jay L. Smith
                                                  -----------------
                                                  Jay L. Smith
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


       Number                Description
       ------                -----------
           27                Financial Data Schedule