Form 10-Q
period 1999-06-30
INTRUST FINANCIAL CORP /
filed 1999-08-04
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                     For the period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 13, 1999, there were 2,031,262 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                          June 30,  December 31,
Assets                                                      1999        1998
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                            $  102,655     $  132,056
   Federal funds sold and securities purchased
      under agreements to resell                          29,655         68,550
--------------------------------------------------------------------------------
        Total cash and cash equivalents                  132,310        200,606
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $122,140 for 1999
       and $178,305 for 1998)                            121,373        176,305
   Available-for-sale, at market                         231,476        208,752
   Equity, at cost                                         2,776          2,763
--------------------------------------------------------------------------------
        Total investment securities                      355,625        387,820
--------------------------------------------------------------------------------
Loans held-for-sale                                       30,950         34,834
Loans, net of allowance for loan losses of
   $23,508 in 1999 and $21,703 in 1998                 1,530,830      1,393,075
Land, buildings and equipment, net                        30,550         29,509
Other assets                                              72,264         69,621
--------------------------------------------------------------------------------
      Total assets                                    $2,152,529     $2,115,465
------------------------------------------------------==========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                           $1,618,635     $1,647,354
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                   287,264        241,955
      Other                                               10,195          2,260
--------------------------------------------------------------------------------
        Total short-term borrowings                      297,459        244,215
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities               18,696         13,207
   Notes payable                                          12,500         12,500
   Convertible capital notes                              10,736         11,078
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                  57,500         57,500
--------------------------------------------------------------------------------
          Total liabilities                            2,015,526      1,985,854
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,428,433 shares issued in 1999
     and 2,418,573 issued in 1998                         12,142         12,093
   Capital surplus                                        12,711         12,464
   Retained earnings                                     148,323        139,078
   Treasury stock, at cost (396,647 shares in 1999
     and 391,824 shares in 1998)                         (35,263)       (34,626)
   Unrealized securities gains (losses), net of tax         (910)           602
--------------------------------------------------------------------------------
          Total stockholders' equity                     137,003        129,611
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $2,152,529     $2,115,465
------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                             Three Months        Six Months
                                            Ended June 30,     Ended June 30,
                                           -------------------------------------
                                                 1999               1998
--------------------------------------------------------------------------------
Interest income:
   Loans                                   $32,377  $29,494   $62,822   $58,595
   Investment securities                     5,078    5,366    10,551    10,303
   Federal funds sold and securities
      purchased under agreements to
      resell, and other                        350    1,551       951     3,517
--------------------------------------------------------------------------------
       Total interest income                37,805   36,411    74,324    72,415
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                 12,822   12,888    25,399    25,458
   Federal funds purchased and
      securities sold under agreement
      to repurchase                          2,686    2,569     5,255     5,185
   Convertible capital notes                   242      252       483       504
   Subordinated debentures                   1,184    1,185     2,369     2,106
   Other borrowings                            287      375       580       786
--------------------------------------------------------------------------------
       Total interest expense               17,221   17,269    34,086    34,039
--------------------------------------------------------------------------------
       Net interest income                  20,584   19,142    40,238    38,376
Provision for loan losses                    3,030    2,350     5,310     5,950
--------------------------------------------------------------------------------
       Net interest income after
          provision for loan losses         17,554   16,792    34,928    32,426
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts       3,032    2,764     5,782     5,198
   Wealth management fees                    3,317    2,570     6,564     5,142
   Credit card fees                          2,178    2,067     4,365     4,418
   Securities gains                            378        0       541       126
   Other service charges, fees and income    2,924    2,519     5,673     6,580
--------------------------------------------------------------------------------
       Total noninterest income             11,829    9,920    22,925    21,464
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits            9,966    9,350    19,965    18,549
   Net occupancy and equipment expense       2,542    2,143     4,934     4,292
   Advertising and promotional activities      861    1,130     1,761     2,000
   Data processing expense                   1,088      913     2,176     1,868
   Supplies                                    573      612     1,113     1,209
   Postage and dispatch                        542      525     1,036     1,051
   Goodwill amortization                       403      405       806       810
   Deposit insurance assessment                 64       63       127       122
   Other                                     3,526    3,398     6,791     7,292
--------------------------------------------------------------------------------
       Total noninterest expenses           19,565   18,539    38,709    37,193
--------------------------------------------------------------------------------
       Income before provision for
          income taxes                       9,818    8,173    19,144    16,697
Provision for income taxes                   3,832    3,736     7,458     6,878
--------------------------------------------------------------------------------
       Net income                            5,986    4,437    11,686     9,819
Other comprehensive income (loss)           (1,001)     147    (1,512)     (272)
--------------------------------------------------------------------------------
       Comprehensive income                $ 4,985  $ 4,584   $10,174   $ 9,547
-------------------------------------------=====================================
Per share data:
   Basic earnings per share                  $2.95    $2.05     $5.75     $4.53
-------------------------------------------=====================================
   Diluted earnings per share                $2.53    $1.78     $4.93     $3.94
-------------------------------------------=====================================
Cash Dividends                               $0.60    $0.50     $1.20     $1.00
-------------------------------------------=====================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                              1999       1998
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                $  11,686  $   9,819

Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                   5,310      5,950
   Provision for depreciation and amortization                 3,621      3,478
   Amortization of premium and accretion of discount on
         investment securities                                   (32)      (552)
   Gain on sale of investment securities                        (541)      (126)
   Loss on retirement of convertible capital notes               155          0
   Changes in assets and liabilities:
    Loans held for sale                                        3,883    (10,318)
    Prepaid expenses and other assets                           (758)       203
    Income taxes                                               1,083      9,287
    Interest receivable                                         (674)    (2,052)
    Interest payable                                           4,135      3,992
    Other liabilities                                           (336)      (415)
    Other                                                         19        (78)
--------------------------------------------------------------------------------
     Net cash provided by operating activities                27,551     19,188
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                         (77,115)  (145,098)
   Investment securities matured or called                   106,784     89,054
   Proceeds from sale of investment securities                   592        161
   Net increase in loans                                    (143,932)   (45,813)
   Purchases of land, buildings and equipment                 (3,326)    (1,819)
   Proceeds from sale of equipment                                10         17
   Proceeds from sale of other real estate
     and repossessions                                           625      1,865
   Other                                                        (732)    (2,537)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (117,094)  (104,170)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                       (28,719)   (35,859)
   Net increase (decrease) in short-term borrowings           53,244     35,594
   Payments on notes payable                                       0     (8,000)
   Retirement of convertible capital notes                      (201)       (23)
   Proceeds from subordinated debentures                           0     57,500
   Cash dividends                                             (2,440)    (2,171)
   Purchase of treasury stock                                   (637)    (2,742)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities     21,247     44,299
--------------------------------------------------------------------------------

       Increase (decrease) in cash and cash equivalents      (68,296)   (40,683)

Cash and cash equivalents at beginning of period             200,606    261,109
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $ 132,310  $ 220,426
------------------------------------------------------------====================

Supplemental disclosures
   Interest paid                                             $29,951    $30,047
   Income tax paid (refunded)                                $ 6,353    $(2,409)

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


2.  Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the six months ended June 30, 1999 and 1998 (in thousands):

                                                           1999          1998
--------------------------------------------------------------------------------
Balance, January 1                                        $21,703       $17,932
Additions:
      Provision for loan losses                             5,310         5,950
--------------------------------------------------------------------------------
                                                           27,013        23,882
Deductions:
      Loans charged off                                     4,570         4,347
      Less recoveries on loans
          previously charged off                            1,065           807
--------------------------------------------------------------------------------
      Net loan losses                                       3,505         3,540
--------------------------------------------------------------------------------
Balance, June 30                                          $23,508       $20,342
----------------------------------------------------------======================


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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $83,000 at June 30, 1999 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


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

                                                            Six Months Ended
                                                                June 30
--------------------------------------------------------------------------------
                                                             1999         1998
--------------------------------------------------------------------------------
Net income for basic earnings per share                    $11,686      $ 9,819
Interest expense on convertible debt, net of taxes             299          328
--------------------------------------------------------------------------------
Net income for diluted earnings per share                  $11,985      $10,147
-----------------------------------------------------------=====================

Weighted average shares for basic earnings per share     2,032,792    2,166,287
Shares issuable upon exercise of stock options              39,564       32,561
Shares issuable upon conversion of capital notes           359,055      373,605
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share   2,431,411    2,572,453
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

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
--------------------------------------------------------------------------------
                                            1999      1998      1999      1998
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                      $20,205   $15,985   $39,823   $35,466
    Commercial lending                      7,582     7,190    14,685    14,227
    Wealth management                       4,080     3,088     7,839     6,202
    Community banking                       4,632     4,275     9,259     8,468

 Intercompany revenues
    Consumer banking                      $(2,470)  $  (642)  $(4,918)  $(1,372)
    Commercial lending                          0         6         0        12
    Wealth management                          93        19       213       101
    Community banking                         211       307       291       684

 Segment profit
    Consumer banking                      $ 5,784   $ 4,306   $10,980   $ 9,792
    Commercial lending                      4,056     4,131     8,594     9,128
    Wealth management                       1,159       135     1,845       245
    Community banking                         548       813     1,405     1,458
 -------------------------------------------------------------------------------
       Profit from segments                11,547     9,385    22,824    20,623
       Expenses at corporate level not
          allocated to segments            (1,729)   (1,212)   (3,680)   (3,926)
 -------------------------------------------------------------------------------
       Consolidated income before tax     $ 9,818   $ 8,173   $19,144   $16,697
 -----------------------------------------======================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended June 30, 1999 totaled $5,986,000, increasing 5.0% over first quarter results and establishing a new quarterly record for the Company. Second quarter 1999 net income was 34.9% higher than comparable 1998 amounts, and earnings for the first six months of the year have increased 19% over 1998 amounts. Year-to-date 1999 earnings per share (on a diluted basis) are 25.1% higher than 1998 amounts. The Company continues to experience solid growth in its principal markets, leading to increased net interest income and noninterest income. The Company's lending activities continue to generate increased volumes. Average loans in the second quarter were 19.1% higher than comparable levels in 1998. The Company's wealth management activities continue to grow at a rapid rate, with year-to-date fee revenue from this line of business increasing 27.7% in 1999. The Company also recorded a non-recurring gain of $378,000 from the sale of securities during the quarter. While the Company did experience an increase in its net charge-offs in the second quarter, overall credit quality remained sound, as nonaccrual loans and loans past due 90 days or more declined 21% from first quarter levels.

NET INTEREST INCOME. After increasing nominally in the first quarter, the Company's net interest income increased 7.5% over comparable 1998 amounts in the second quarter. The Company recorded a modest increase in its interest spread in the second quarter, reversing a trend that had occurred throughout 1998 and into the first quarter of 1999. The Company's yield on average interest-earning assets increased slightly in the second quarter, as an increasing percentage of its interest-earning assets are comprised of loans. Average loans (including loans available-for-sale) grew approximately $90 million during the quarter and represented 80% of average interest-earning assets in the second quarter. The comparable 1998 percentage was 73.4%. The Company continues to operate in very competitive markets, and does not believe it will be able to significantly increase the percentage of interest-earning assets deployed in loans. While the recent increase by the Federal Reserve in the targeted federal funds rate will result in the upward repricing of a portion of the Company's loan portfolio, the Company does expect, on a long-term basis, to continue to experience compression in its interest margin.

Funding costs continued their modest decline in 1999, falling another two basis points in the second quarter. The cost of interest-bearing liabilities in the second quarter of 1999 was 4.24%, compared to 4.65% during the same period of 1998. While competition for funds remains significant, the Company's lead bank experienced a net increase in the number of deposit accounts serviced during each month of the second quarter. Noninterest-bearing demand deposits comprised 21.5% of total deposits at quarter-end, 1999, compared to 23.1% in 1998. In addition to its efforts to increase its deposit base, the Company continues to evaluate alternative funding sources.


PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $3,030,000 in the second quarter, an increase of $750,000 over first quarter levels. Charge-offs in the quarter increased $834,000 over first quarter levels. The Company charged-off two commercial loans in the second quarter, resulting in a $945,000 increase in charge-offs in this line of business in the second quarter. This increase in charge-offs was mitigated to some degree by a decrease in the level of charge-offs for both the credit card and installment lending categories. Year-to-date, net charge-offs in 1999 are $35,000 less than 1998 levels. Nonaccrual and past due loans have declined 22% from the level recorded at the beginning of the year. Nonaccrual and loans past due 90 days or more comprised .31% of total loans at June 30, 1999. Comparable percentages at March 31, 1999 and June 30, 1998 were .41% and .47%, respectively.

The Company's allowance for loan losses at June 30, 1999 was equal to 1.51% of total loans and 494% of loans considered risk elements. Comparable percentages at March 31, 1999 and December 31, 1998 were 1.55% and 377%, and 1.53% and 355%, respectively. All segments of the loan portfolio are generally performing as had been expected. The charge-offs in the commercial lending segment in the second quarter were in unrelated industries and in different geographical areas. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio. Should the Company's assessment of its credit risk for the rest of the year remain consistent with that of the second quarter, it is expected that the 1999 provision for loan losses will be approximately equal to the amount recorded in 1998.

Summary of Loan Loss Experience
--------------------------------------------------------------------------------
                                                                June 30,
                                                          1999           1998
--------------------------------------------------------------------------------
Amount of loans at period-end                          $1,554,338     $1,303,349
-------------------------------------------------------=========================

YTD Average loans outstanding                          $1,477,805     $1,270,926
-------------------------------------------------------=========================

Beginning balance of allowance for loan losses            $21,703        $17,932

Loans charged-off
   Commercial, Financial and Agricultural                   1,427            743
   Credit Card                                              2,280          2,600
   Installment                                                863          1,004
--------------------------------------------------------------------------------
Total loans charged off                                     4,570          4,347
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural                     298            195
   Real Estate-Mortgage                                         6              8
   Credit Card                                                492            430
   Installment                                                269            174
--------------------------------------------------------------------------------
Total recoveries                                            1,065            807
--------------------------------------------------------------------------------

Net loans charged off                                       3,505          3,540

Provision charged to expense                                5,310          5,950
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses               $23,508        $20,342
----------------------------------------------------------======================

Net charge-offs/average loans                               0.24%          0.28%
----------------------------------------------------------======================

Allowance for loan losses/loans at period-end               1.51%          1.56%
----------------------------------------------------------======================


The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                             June 30, 1999     December 31, 1998
--------------------------------------------------------------------------------
                                                     Percent             Percent
                                           Amount   of Total   Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial  and Agricultural  $  757,817   48.7%  $  707,326    50.0%
Real Estate-Construction                     47,653    3.1       38,137     2.7
Real Estate-Mortgage                        299,852   19.3      250,282    17.7
Installment, excluding credit card          335,924   21.6      299,884    21.2
Credit card                                 113,092    7.3      119,149     8.4
--------------------------------------------------------------------------------
  Subtotal                                1,554,338  100.0%   1,414,778   100.0%
Allowance for loan losses                   (23,508)             (21,703)
--------------------------------------------------------------------------------
  Total                                  $1,530,830           $1,393,075
-----------------------------------------=======================================

As noted above, loans considered risk elements, as presented in the following table, totaled .31% of total loans, declining from prior quarter levels. Management is not aware of issues that would significantly impact the credit quality of the loan portfolio in 1999. Management believes the allowance for loan losses to be adequate at this time.

                                                         June 30,   December 31,
                                                          1999         1998
--------------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans                                    $4,036       $5,027
     Past Due 90 days or more                               721        1,090
--------------------------------------------------------------------------------
Total                                                    $4,757       $6,117
---------------------------------------------------------=======================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at June 30, 1999. Growth in the Company's loan portfolio has, however, resulted in an overall decline in liquidity levels. The Company's loan/deposit ratio at June 30, 1999 was 96.0%, compared to 90.9 % at March 31, 1999 and 85.9% at December 31, 1998.

The Company entered into additional Federal Funds borrowing relationships with other financial institutions during the quarter. At June 30, the Company had aggregate Federal Funds lines of $145 million. In addition, the Company entered into a branch purchase and assumption agreement in the second quarter to purchase certain assets and assume certain liabilities of the Kansas branches of U.S. Bank, N.A. It is anticipated that this transaction, which is scheduled to close in the late third or early fourth quarter of this year, will provide additional liquidity to the Company.

The Company continues to maintain an investment portfolio with a relatively short weighted average maturity. At June 30, 1999, the average maturity of United States government and agency securities in the investment portfolio was 1 year and 6 months, and the average maturity of municipal securities was 3 years and 9 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 1999, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company is experiencing in its loan portfolio, it has started classifying purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 1999, the Company's total capital to risk-weighted assets ratio was 11.1% and its Tier 1 capital to risk-weighted assets ratio was 9.2%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Second quarter noninterest income was $11,829,000, increasing 6.6% over first quarter levels, and increasing 19.2% over second quarter, 1998 amounts. The Company recorded growth in all areas of noninterest income during the quarter. Increased volumes resulted in additional service charge and wealth management fee income. The Company also recorded securities gains of $378,000, as stock issued to one of the Company's subsidiary banks in connection with an initial public offering was sold.

Second quarter service charges on deposit accounts increased 9.7% over 1998 levels. The Company's lead bank continued to experience growth in the number of deposit accounts serviced. Increases have also been realized in the number of customers utilizing the Company's cash management services. These volume increases, when combined with certain repricing initiatives, are the principal reasons for the increase in this revenue line item. The Company has disclosed in previous filings that it has significantly increased its investment in the wealth management area. Assets under management in the wealth management area at June 30, 1999 have increased 41.5% over comparable 1998 amounts, and this has led to a 29.1% increase in second quarter wealth management fee income.

Credit card fee income was essentially unchanged from first quarter amounts, but it did increase approximately 5.4% over comparable 1998 second quarter amounts. Transactional volumes in the second quarter of 1999 did not experience the seasonal fluctuation that they did in 1998, and certain repricing changes made in the second half of 1998 resulted in somewhat higher levels of fee income. These factors combined to offset the Company's increased costs associated with its affinity groups. As noted above, the securities gains recorded this quarter were the result of a non-recurring transaction. One of the Company's subsidiary banks owned certain life insurance policies issued by a mutual insurance agency. When that insurance company changed its ownership structure to one of stock ownership, it issued common stock to its policyholders. The Company's subsidiary bank subsequently sold the equity securities that it had been issued, resulting in a gain of $375,000.

Other service charges, fees and income increased $175,000 over first quarter levels and $405,000 over second quarter, 1998 amounts. A majority of the quarterly change is due to an increase in the dollar amount of sales of annuity products during the second quarter, as well as providing additional amounts of employee benefit plan record-keeping and educational services. While the year-over-year change was also effected by the aforementioned factors, it was impacted to a greater extent by the increased volume of ATM transactions in 1999. The Company's expansion of its ATM delivery system into a market-leading convenience store system in the second half of 1998 has greatly increased the Company's ATM presence, and has resulted in a much higher level of ATM transactions.


Total noninterest expenses in the second quarter increased 5.5% over comparable 1998 amounts and were 2.2% higher than comparable first quarter amounts. Salaries and employee benefit costs increased 6.6% over prior year levels. The year-over-year increase in average employment levels in the second quarter was approximately 2.7%. In addition, employee benefit costs in the second quarter of 1999 were approximately 20% higher than during the same period of 1998. General wage increases accounted for the remainder of the increase in this line item.

Net occupancy and equipment costs for the second quarter have increased 18.6% over prior year amounts, and year-to-date have increased 15.0%. Increased depreciation expense accounts for approximately 60% of this increase. As noted in previous filings, the Company has replaced fully depreciated technology equipment, replaced two facilities, and opened a new branch in Andover, Kansas in the second half of 1998. Quarterly data processing expense increased $175,000 over 1998 levels as increased account volumes resulted in increased data processing expense, and the Company continued to expend development efforts on its Internet site and enhancement of its Internet banking products. Other noninterest expenses in the second quarter increased 3.8% over 1998 amounts, due principally to increases in item processing and credit card processing costs. Increased transaction volume has resulted in increased costs in these expense categories. Year-over-year changes in other noninterest expense categories were relatively modest.


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

The Company has been actively engaged in efforts to assess, renovate, test and implement necessary changes to its existing systems. The Company outsources its principal data processing activities to third party vendors, and all significant software application systems are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the problems associated with the Y2K issue. At June 30, 1999, the Company has completed its assessment, renovation, testing and implementation phases, and believes all significant software application systems are Y2K-compliant.

The Company's Y2K efforts have not had a material impact on its financial position or its results of operations. Payments to third parties as a result of work performed in connection with Y2K have not been material. As the Company's major systems are outsourced to third parties, the Company is not responsible for the actual renovation of code for these systems. Y2K has, however, delayed the Company's ability to implement system enhancements that might have otherwise increased efficiencies. The failure to have these enhancements in place does not present the Company with operational difficulties or impact the Company's ability to adequately serve its customers.

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

It is possible that Y2K may result in a greater demand for liquidity at the Company's subsidiary banks. The Company's overall liquidity plan for its subsidiary banks is complete. The modification of the Company's contingency planning documents for Y2K issues is also complete, and testing of the plan has been completed.

NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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


INTRUST Financial Corporation




Date:  August 4, 1999                          By: /s/ C.Q. Chandler IV
                                                  ---------------------
                                                  C. Q. Chandler IV
                                                  President
                                                  (Principal Executive Officer)




Date:  August 4, 1999                          By: /s/ Jay L. Smith
                                                  -----------------
                                                  Jay L. Smith
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


       Number                Description
           27                     Financial Data Schedule