Form 10-Q
period 1999-09-30
INTRUST FINANCIAL CORP /
filed 1999-11-15
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 15, 1999, there were 2,040,077 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                     September 30,  December 31,
Assets                                                   1999           1998
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $  116,896   $  132,056
   Federal funds sold and securities purchased
      under agreements to resell                           51,615       68,550
-------------------------------------------------------------------------------
        Total cash and cash equivalents                   168,511      200,606
-------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $88,567 for 1999
       and $178,305 for 1998)                              88,311      176,305
   Available-for-sale, at market                          361,622      208,752
   Equity, at cost                                          2,783        2,763
-------------------------------------------------------------------------------
        Total investment securities                       452,716      387,820
-------------------------------------------------------------------------------
Loans held-for-sale                                        31,211       34,834
Loans, net of allowance for loan losses of
   $24,781 in 1999 and $21,703 in 1998                  1,536,509    1,393,075
Land, buildings and equipment, net                         37,558       29,509
Other assets                                              102,630       69,621
-------------------------------------------------------------------------------
      Total assets                                     $2,329,135   $2,115,465
-------------------------------------------------------========================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
   Deposits                                            $1,825,097   $1,647,354
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                    221,620      241,955
      Other                                                 8,704        2,260
-------------------------------------------------------------------------------
        Total short-term borrowings                       230,324      244,215
-------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                52,186       13,207
   Notes payable                                           12,500       12,500
   Convertible capital notes                               10,354       11,078
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                   57,500       57,500
-------------------------------------------------------------------------------
          Total liabilities                             2,187,961    1,985,854
-------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
    authorized, 2,439,877 shares issued in 1999
    and 2,418,573 issued in 1998                           12,199       12,093
   Capital surplus                                         13,011       12,464
   Retained earnings                                      152,885      139,078
   Treasury stock, at cost (400,249 shares in 1999
    and 391,824 shares in 1998)                           (35,740)     (34,626)
   Unrealized securities gains (losses), net of tax        (1,181)         602
-------------------------------------------------------------------------------
          Total stockholders' equity                      141,174      129,611
-------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,329,135   $2,115,465
-------------------------------------------------------========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        ----------------------------------------
                                           1999      1998       1999      1998
--------------------------------------------------------------------------------
Interest income:
   Loans                                 $33,324   $30,322   $ 96,146   $ 88,917
   Investment securities                   5,042     5,426     15,593     15,729
   Federal funds sold and securities
    purchased under agreements to
    resell, and other                        354     1,587      1,305      5,104
--------------------------------------------------------------------------------
       Total interest income              38,720    37,335    113,044    109,750
--------------------------------------------------------------------------------
Interest expense:
   Deposits                               13,237    13,232     38,636     38,690
   Federal funds purchased and
    securities sold under agreement
    to repurchase                          2,823     2,742      8,078      7,927
   Convertible capital notes                 238       249        721        753
   Subordinated debentures                 1,185     1,184      3,554      3,290
   Other borrowings                          313       388        893      1,174
--------------------------------------------------------------------------------
       Total interest expense             17,796    17,795     51,882     51,834
--------------------------------------------------------------------------------
       Net interest income                20,924    19,540     61,162     57,916
Provision for loan losses                  3,030     2,760      8,340      8,710
--------------------------------------------------------------------------------
       Net interest income after
        provision for loan losses         17,894    16,780     52,822     49,206
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts     3,191     2,916      8,973      8,114
   Wealth management fees                  3,387     2,786      9,951      7,928
   Credit card fees                        2,408     2,351      6,773      6,769
   Securities gains                            0         0        541        126
   Other service charges, fees and income  3,041     2,649      8,714      9,229
--------------------------------------------------------------------------------
       Total noninterest income           12,027    10,702     34,952     32,166
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits         10,275     9,467     30,240     28,016
   Net occupancy and equipment expense     2,855     2,236      7,789      6,528
   Advertising and promotional activities    757     1,269      2,518      3,269
   Data processing expense                 1,172       996      3,348      2,864
   Supplies                                  764       612      1,877      1,821
   Postage and dispatch                      575       521      1,611      1,572
   Goodwill amortization                     487       404      1,293      1,214
   Deposit insurance assessment               70        63        197        185
   Other                                   3,531     3,606     10,322     10,898
--------------------------------------------------------------------------------
       Total noninterest expenses         20,486    19,174     59,195     56,367
--------------------------------------------------------------------------------
       Income before provision for
        income taxes                       9,435     8,308     28,579     25,005
Provision for income taxes                 3,655     3,002     11,113      9,880
--------------------------------------------------------------------------------
       Net income                          5,780     5,306     17,466     15,125
Other comprehensive income (loss)           (271)    1,102     (1,783)       830
--------------------------------------------------------------------------------
       Comprehensive income              $ 5,509   $ 6,408   $ 15,683   $ 15,955
-----------------------------------------=======================================
Per share data:
   Basic earnings per share                $2.84     $2.47      $8.59      $7.00
-----------------------------------------=======================================
   Diluted earnings per share              $2.44     $2.14      $7.37      $6.08
-----------------------------------------=======================================
Cash Dividends                             $0.60     $0.50      $1.80      $1.50
-----------------------------------------=======================================

The accompanying notes are an integral part of these consolidated financial statements.

                            INTRUST Financial Corporation
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                              (in thousands of dollars)
                                                             Nine Months Ended
                                                               September 30,
                                                            --------------------
                                                              1999       1998
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                 $ 17,466   $ 15,125
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                   8,340      8,710
   Provision for depreciation and amortization                 5,630      5,132
   Amortization of premium and accretion of discount on
         investment securities                                   (47)      (761)
   Gain on sale of investment securities                        (541)      (126)
   Loss on retirement of convertible capital notes               240          0
   Changes in assets and liabilities:
    Loans held for sale                                        3,622    (14,111)
    Prepaid expenses and other assets                        (14,004)    (8,992)
    Income taxes                                               2,902      9,654
    Interest receivable                                       (2,311)    (2,553)
    Interest payable                                           8,064      6,028
    Other liabilities                                         13,441       (127)
    Other                                                         30        (28)
--------------------------------------------------------------------------------
     Net cash provided by operating activities                42,832     17,951
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                        (214,355)  (194,449)
   Investment securities matured or called                   146,502    130,653
   Proceeds from sale of investment securities                   592        161
   Net increase in loans                                    (150,001)   (61,782)
   Purchases of land, buildings and equipment                 (5,583)    (4,449)
   Proceeds from sale of equipment                                59        177
   Proceeds from sale of other real estate and repossessions     995      2,316
   Other                                                      (1,005)    (2,732)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (222,796)  (130,105)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Proceeds from assumption of liabilities
     and acquisition of assets of bank branches, net of
     premium paid and cash acquired                          219,217          0
   Net decrease in deposits                                  (52,373)   (30,709)
   Net increase (decrease) in short-term borrowings          (13,891)    35,167
   Payments on notes payable                                       0     (8,000)
   Retirement of convertible capital notes                      (311)       (36)
   Proceeds from subordinated debentures                           0     57,500
   Cash dividends                                             (3,659)    (3,246)
   Purchase of treasury stock                                 (1,114)    (3,394)
--------------------------------------------------------------------------------
     Net cash provided by financing activities               147,869     47,282
--------------------------------------------------------------------------------

       Decrease in cash and cash equivalents                 (32,095)   (64,872)

Cash and cash equivalents at beginning of period             200,606    261,109
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $168,511   $196,237
------------------------------------------------------------====================

Supplemental disclosures
   Interest paid                                             $43,819    $45,806
   Income tax paid                                           $ 8,189    $   226

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


2.  Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the nine months ended September 30, 1999 and 1998 (in thousands):


                                                                1999      1998
   -----------------------------------------------------------------------------
   Balance, January 1                                         $21,703   $17,932
   Additions:
     Allowance acquired                                           310         0
     Provision for loan losses                                  8,340     8,710
   -----------------------------------------------------------------------------
                                                               30,353    26,642
   Deductions:
     Loans charged off                                          7,183     6,044
     Less recoveries on loans
         previously charged off                                 1,611     1,454
   -----------------------------------------------------------------------------
     Net loan losses                                            5,572     4,590
   -----------------------------------------------------------------------------
   Balance, September 30                                      $24,781   $22,052
   -----------------------------------------------------------==================


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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance of $672,000 at September 30, 1999 related to loans considered impaired. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


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

                                                            Nine Months Ended
                                                               September 30
--------------------------------------------------------------------------------
                                                              1999       1998
--------------------------------------------------------------------------------
Net income for basic earnings per share                      $17,466    $15,125
Interest expense on convertible debt, net of taxes               447        489
--------------------------------------------------------------------------------
Net income for diluted earnings per share                    $17,913    $15,614
-------------------------------------------------------------===================

Weighted average shares for basic earnings per share       2,033,242  2,160,866
Shares issuable upon exercise of stock options                39,911     34,534
Shares issuable upon conversion of capital notes             356,992    372,250
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share     2,430,145  2,567,650
-----------------------------------------------------------=====================


Pro forma disclosures of earnings per share, as if the fair value based method of accounting as defined in SFAS No. 123 had been applied, have not been presented since such disclosures would not result in material differences from the intrinsic value method followed by the Company.


4.  Segment Reporting

Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in the measurement of profit or loss since the last annual report.

There has been no material change in total segment assets or in the basis of segmentation since the last annual report. However, as a result of changes made in the Company's management reporting structure, the Kansas bank offices located in communities outside of the Wichita, Kansas metropolitan area, that were previously reported within the community banking segment, are now reported within the consumer and commercial banking segments. Reporting for the Oklahoma bank offices remains in the community banking segment. The following segment information has been restated, for all periods presented, to reflect this change. Also, because of the above change, total assets in the consumer banking segment increased approximately $124 million , commercial banking segment assets increased $95 million while community banking segment assets decreased by corresponding amounts when compared to totals reported in the last annual report.


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1999       1998      1999       1998
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                    $22,320    $19,765   $66,512    $59,042
    Commercial banking                    8,939      7,603    25,326     23,649
    Wealth management                     4,139      3,238    11,977      9,442
    Community banking                     1,586      1,577     4,775      4,414

 Intercompany revenues
    Consumer banking                    $(2,442)   $(1,363)  $(7,360)   $(2,729)
    Commercial banking                        0          7         0         20
    Wealth management                       104        156       317        257
    Community banking                       274        229       566        906

 Segment profit
    Consumer banking                    $ 4,681    $ 4,496   $15,709    $14,032
    Commercial banking                    5,025      3,650    13,894     13,201
    Wealth management                       932        267     2,777        491
    Community banking                       647        642     1,730      1,953
 -------------------------------------------------------------------------------
       Profit from segments              11,285      9,055    34,110     29,677
       Expenses at corporate level
        not allocated to segments        (1,850)      (746)   (5,531)    (4,672)
 -------------------------------------------------------------------------------
       Consolidated income before tax   $ 9,435    $ 8,309   $28,579    $25,005
 ---------------------------------------========================================


5.  Liabilities Assumed and Assets Acquired

On September 24, 1999, INTRUST Bank, N.A., a wholly-owned subsidiary of INTRUST Financial Corporation, assumed certain liabilities and acquired certain assets related to twenty bank branch offices from U.S. Bank National Association. U.S. Bank National Association is not affiliated with the registrant. Cash consideration of $216 million was paid to INTRUST Bank, N.A. Liabilities assumed, totaling $247 million, consisted primarily of banking customer deposits of $244 million. Assets acquired, totaling $31 million, consisted of cash, $3.5 million, deposit related loans, $3.2 million, banking facilities, $7.7 million and goodwill $16.5 million.

The transaction was accounted for as a purchase.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended September 30, 1999 totaled $5,780,000, decreasing $206,000 from second quarter levels. Third quarter earnings were impacted by costs incurred in connection with the acquisition of the Kansas branches of U.S. Bank, N.A. Also, as discussed in previous filings, the Company recorded a non-recurring gain of $378,000 from the sale of investment securities in the second quarter.

The positive trend in year-over-year earnings continued in the quarter ended September 30. 1999 third quarter net income increased 8.9% over comparable 1998 amounts, while earnings per share (on a diluted basis) increased 14%. The Company's net interest income in the third quarter increased modestly over second quarter levels, and non-interest income (excluding the non-recurring gain recorded in the second quarter) grew 5%. Third quarter charge-offs declined slightly from comparable second quarter amounts, and loans considered risk elements ended the quarter at $4,424,000, declining 7% from second quarter amounts.

NET INTEREST INCOME. Net interest income increased $340,000, or 1.65%, over second quarter levels, as average interest-earning assets increased approximately 1% this quarter and interest spreads were little changed. Loan growth slowed this quarter. After an increase of $90 million in the second quarter, average loans (including loans held-for-sale) grew approximately $20 million in the third quarter. During the third quarter, the Company revised the pricing on its indirect lending business slightly upward. This resulted in a slower rate of growth in this lending classification this quarter. After increasing $22 million in the second quarter, installment loans grew $5.8 million in the third quarter.

Yields on average interest-earning assets increased eleven basis points in the quarter ended September 30, 1999. The Company experienced no significant change in the composition of its interest-earning assets in the third quarter. As noted in previous filings, the Company operates in very competitive markets and does not believe it will be able to significantly increase the percentage of interest-earning assets deployed in loans. Average loans comprised 80% of average interest-earning assets in both the second and third quarters. The increase in yields recorded by the Company was due mainly to the two increases by the Federal Reserve in the targeted federal funds rate and the pricing revisions discussed above.

After declining modestly in the first two quarters of 1999, funding costs rose eleven basis points in the third quarter. The cost of interest-bearing liabilities in the third quarter of 1999 was 4.35%, compared to 4.71% during the same period of 1998. The deposits acquired by the Company from U.S. Bank, N.A. carry funding costs that are approximately 30 basis points higher than the Company's comparable cost of funds. The Company believes that its overall cost of funds will increase by approximately five basis points as a result of the acquisition of these deposits. Noninterest-bearing demand deposits comprised 19.8% of total deposits at September 30, 1999, compared to 20.5% of total deposits at June 30, 1999. This decline is attributable to the deposits acquired from U.S. Bank. Only 7% of the U.S. Bank, N.A. deposits that were acquired were noninterest-bearing. Approximately two-thirds of the acquired deposit base consisted of interest-bearing time deposits.

The Company believes its principal markets will continue to remain quite competitive. As a result, the Company anticipates further compression in its interest margin

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $3,030,000 in the third quarter, equal to the amount recorded in the second quarter of the year. Charge-offs in the third quarter totaled $2,613,000, a decline of $89,000 from comparable second quarter amounts. There was a slight increase in recoveries this month, as current quarter amounts were $546,000, compared to $462,000 last quarter. There were no significant changes in the composition of the charge-offs recorded by the Company for the quarter ended September 30. Nonaccrual and past due loans declined again this quarter. These loans comprised .28% of total loans at September 30, 1999. Comparable percentages at June 30, 1999 and September 30, 1998 were .31% and .52%, respectively.

The Company's allowance for loan losses at September 30, 1999 was equal to 1.59% of total loans and 560% of loans considered risk elements. Comparable amounts at June 30, 1999 and December 31, 1998 were 1.51% and 494%, and 1.53% and 355%, respectively. All segments of the loan portfolio are generally performing as had been expected. The charge-offs in the commercial lending segment in the third quarter were in unrelated industries and in different geographical areas. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio. Should the Company's assessment of its credit risk for the rest of the year remain consistent with that experienced to date, it is expected that the 1999 provision for loan losses will be approximately equal to the amount recorded in 1998.


Summary of Loan Loss Experience
--------------------------------------------------------------------------------
                                                            September 30,
                                                       1999               1998
--------------------------------------------------------------------------------
Amount of loans at period-end                      $1,561,290        $1,317,902
---------------------------------------------------=============================

YTD Average loans outstanding                      $1,499,967        $1,283,024
---------------------------------------------------=============================

Beginning balance of allowance for loan losses        $21,703           $17,932
Allowance acquired related to loans purchased             310                 0

Loans charged-off
   Commercial, Financial and Agricultural               2,562               877
   Real Estate-Mortgage                                    14                 0
   Credit Card                                          3,343             3,713
   Installment                                          1,264             1,454
--------------------------------------------------------------------------------
Total loans charged off                                 7,183             6,044
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural                 418               413
   Real Estate-Mortgage                                    19                11
   Credit Card                                            784               756
   Installment                                            390               274
--------------------------------------------------------------------------------
Total recoveries                                        1,611             1,454
--------------------------------------------------------------------------------

Net loans charged off                                   5,572             4,590

Provision charged to expense                            8,340             8,710
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses           $24,781           $22,052
---------------------------------------------------=============================

Net charge-offs/average loans                           0.37%             0.36%
---------------------------------------------------=============================

Allowance for loan losses/loans at period-end           1.59%             1.67%
---------------------------------------------------=============================


The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                        September 30, 1999    December 31, 1998
--------------------------------------------------------------------------------
                                                 Percent               Percent
                                        Amount   Of Total     Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural                   $  731,691    46.9%   $  707,326    50.0%
Real Estate-Construction                 58,113     3.7        38,137     2.7
Real Estate-Mortgage                    310,240    19.9       250,282    17.7
Installment, excluding credit card      341,732    21.9       299,884    21.2
Credit card                             119,514     7.6       119,149     8.4
--------------------------------------------------------------------------------
  Subtotal                            1,561,290   100.0%    1,414,778   100.0%

Allowance for loan losses               (24,781)              (21,703)
--------------------------------------------------------------------------------
  Total                              $1,536,509            $1,393,075
-------------------------------------===========================================

As noted above, loans considered risk elements, as presented in the following table, totaled .28% of total loans, declining from prior quarter levels. Management is not aware of issues that would significantly impact the credit quality of the loan portfolio in 1999. Management believes the allowance for loan losses to be adequate at this time.

                                                  September 30,     December 31,
                                                      1999             1998
--------------------------------------------------------------------------------
       Loan Categories
            Nonaccrual Loans                         $3,590           $5,027
            Past Due 90 days or more                    834            1,090
--------------------------------------------------------------------------------
       Total                                         $4,424           $6,117
--------------------------------------------------==============================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at September 30, 1999. The acquisition of approximately $244 million in deposits on September 24, 1999 from U.S. Bank, N.A. resulted in an increase in liquidity levels. These additional deposits resulted in a decline in the Company's loan/deposit ratio at September 30, 1999. That ratio at quarter-end was 85.5%, compared to 96.0% at June 30, 1999 and 85.9% at December 31, 1998. The Company continues to have available to it $145 million in Federal Funds lines with other financial institutions.

Approximately 74% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 22% of the portfolio. The Company maintains a short weighted average maturity in this portion of its investment portfolio. At September 30, 1999, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 7 months, and the average maturity of municipal securities was 3 years and 9 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 1999, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 1999, the Company's total capital to risk-weighted assets ratio was 10.1% and its Tier 1 capital to risk-weighted assets ratio was 8.3%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Third quarter noninterest income was $12,027,000, increasing approximately $198,000 over comparable second quarter amounts, and 12.4% over third quarter, 1998 amounts. The Company recorded year-over-year gains in all areas of noninterest income.

Wealth management fee income increased slightly in the third quarter. Assets under management did not change appreciably from second quarter levels, as new business volume was substantially offset by volatility in the equity markets. When viewed on a year-over-year basis, wealth management fee revenue increased 21.6% during the quarter. Assets under management in the third quarter of 1999 averaged approximately $2.8 billion, compared to $2.1 billion during the same period of 1998.

Service charges on deposit accounts increased 5.2% over second quarter amounts and were 9.4% greater than comparable 1998 amounts. The Company's lead bank continued to experience growth in the number of deposit accounts serviced.
Increases have also been realized in the number of customers utilizing the Company's cash management services. These volume increases, when combined with certain repricing initiatives, are the principal reasons for the increase in this revenue line item. With the acquisition of the deposit accounts from U.S. Bank N.A., the Company anticipates an increase in service charge revenue during the fourth quarter.

Credit card fee income in the third quarter increased 10.6% from second quarter levels. In 1998, third quarter credit card fee income was 13.7% higher than second quarter amounts. Third quarter fee income typically reflects volume increases associated with seasonal back-to-school shopping. The year-over-year change in credit card fee income in the third quarter was $57,000, or 2.4%. Increases in credit card fees this year have been offset by an $800,000 increase in affinity group costs.

Other service charges, fees and income increased $117,000 over second quarter levels and $392,000 over third quarter, 1998 amounts. There were no individually significant line items responsible for the quarterly change in 1999. Rather, the Company recorded gains during the quarter in data processing fees, loan fees and commission income. The majority of the year-over-year change was the result of the increased volume of ATM transactions as the Company expanded its ATM delivery system into a market leading convenience store system in the second half of 1998, along with increased commission revenue generated through the sale of non-traditional financial products.

After recording a year-over-year increase of 5.5% in noninterest expense in the second quarter, third quarter noninterest expense increased 6.8% over comparable 1998 amounts. Salaries and employee benefit costs for the quarter increased 8.5% over comparable prior year amounts. The Company employed approximately 3% more people in the third quarter of 1999 than it did during the comparable period of 1998. In addition, the acquisition of the Kansas branches of U.S. Bank, N.A., resulted in the Company adding 80 employees and incurring compensation costs for approximately one week for these people in the third quarter. The Company also modified certain provisions of its employee benefit plans, which, when combined with the larger employee base, has resulted in year-to-date costs that are approximately $200,000 higher than 1998 amounts.

Net occupancy and equipment costs have continued to increase. Third quarter amounts were 27.7% higher than comparable 1998 amounts and 12.3% higher than second quarter levels. Fixed asset additions in 1998 were substantially higher than those made in the preceding two years, which has generated additional depreciation expense in 1999. During the first half of the current year, fixed asset additions were 83% higher than comparable 1998 amounts, again resulting in increased depreciation expense. Additions during the third quarter of 1999 did decline 14% from comparable 1998 levels, but the Company does anticipate that depreciation costs in the fourth quarter will exceed comparable 1998 amounts.

Advertising and promotional costs continue to run below 1998 levels. However, the Company does anticipate that these costs will increase in the fourth quarter as advertising campaigns take place in the new markets the Company entered with the acquisition of the Kansas branches of U.S. Bank, N.A. Quarterly data processing expense increased 17.7% over 1998 levels as increased account volumes resulted in increased data processing expense, and the Company continued to expend development efforts on its Internet site and enhancement of its Internet banking products. The increase in supplies and postage and dispatch costs is due to the branches acquired from U.S. Bank, N.A. It was necessary to supply these locations with Company forms and materials, and the Company incurred additional postage expense as it undertook mailings to its new customers. The year-over-year change in goodwill amortization is attributable to the goodwill arising from the U.S. Bank, N.A. acquisition.


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

The Company has been actively engaged in efforts to assess, renovate, test and implement necessary changes to its existing systems. The Company outsources its principal data processing activities to third party vendors, and all significant software application systems are also purchased from third parties. These outsourced systems include its core loan, deposit, credit card, trust and general ledger systems. The Company believes that its vendors are actively addressing the problems associated with the Y2K issue. The Company has completed its assessment, renovation, testing and implementation phases, and believes all significant software application systems are Y2K compliant.

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

                            PART 2. OTHER INFORMATION



Item 6(b). Exhibits and Reports on Form 8-K.

                 (a) Exhibits
                       Exhibit No.                   Description
                       -----------                   -----------
                          27                          Financial Data Schedule

                 (b) The Company filed a report on Form 8-K, on August 13, 1999, reporting a change in registrant's certifying accountant.




SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRUST Financial Corporation




Date:  November 12, 1999                     By: /s/ C.Q. Chandler IV
                                                 --------------------
                                                  C.Q. Chandler IV
                                                  President
                                                  (Principal Executive Officer)




Date:  November 12, 1999                     By: /s/ Jay L. Smith
                                                 ----------------
                                                  Jay L.Smith
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


       Number                Description
       ------                -----------
         27                  Financial Data Schedule