Form 10-K405
period 1999-12-31
INTRUST FINANCIAL CORP /
filed 2000-03-29
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999
                                   OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to ________

           Commission File Number 2-78658

                          INTRUST FINANCIAL CORPORATION
               (Exact name of registrant as specified in its charter)

             Kansas                                         48-0937376
           -------------------------------               ----------------
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)                Identification Number)

           105 North Main Street
           Box One
           Wichita, Kansas                                   67202
           ------------------------                      -------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     At January 27, 2000, there were 2,385,550 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 2, 2000, the bid price of $134.00 per share would indicate an aggregate market value of $217,033,234 for shares held by nonaffiliates.

EXHIBIT INDEX:  Part IV hereof.

                                     PART I
ITEM 1.   BUSINESS.
------    --------

      GENERAL
      INTRUST Financial Corporation, a Kansas corporation (the "Company"), is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The mailing address of the Company is 105 North Main, Box One, Wichita, Kansas 67202.

      This 10-K contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations, are subject to risk and uncertainties and the Company undertakes no obligation to update any such statement to reflect later developments. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

      Such factors include the following: (i) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (ii) competitive factors and competitor responses to Company initiatives; (iii) successful development and market introductions of anticipated new products; (iv) stability of government laws and regulations, including taxes; and (v) trends in the banking industry.


      In May 1999, INTRUST RE Holdings, Inc. was formed as a wholly-owned subsidiary of INTRUST Bank, N. A.

      In May 1999, INTRUST REIT, Inc. was formed as a wholly-owned subsidiary of INTRUST RE Holdings, Inc.

      DESCRIPTION OF BUSINESS
      As of December 31, 1999, the Company's direct wholly-owned banking subsidiaries were INTRUST Bank, N.A. ("IB"), Wichita, Kansas, and Will Rogers Bank ("WRB"), Oklahoma City, Oklahoma (collectively, the "Subsidiary Banks"). The Subsidiary Banks operate 50 banking locations. IB is a national banking association organized under the laws of the United States. WRB is a state banking association organized under the laws of Oklahoma. The Subsidiary Banks provide a broad range of banking services to their customers, including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, and safe deposit facilities. In addition, IB offers fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services.

      The direct and  indirect  non-banking  subsidiaries  of the  Company  are:
NestEgg Consulting, Inc. ("NCI"), INTRUST Community Development Corporation ("ICDC"), INTRUST Capital Trust ("Trust"), INTRUST Properties, Inc. ("IPI"),
INTRUST Financial Services, Inc. ("IFS"), INTRUST RE Holdings, Inc. ("IHC"), INTRUST REIT, Inc. ("REIT") and INTRUST Investments, Inc. ("III") (collectively, the "Non-Banking Subsidiaries"). NCI, ICDC and Trust are wholly-owned subsidiaries of the Company; IPI, IFS, IHC and III are wholly-owned subsidiaries of IB. REIT is a wholly-owned subsidiary of IHC. NCI is engaged in the business of providing pension plan consulting services. ICDC is in business to make equity and debt investments to promote community welfare. Trust was formed to issue trust preferred securities. IPI owns banking facilities that it leases to IB. IFS provides investment brokerage services. IHC is a real estate trust holding company. REIT is a real estate investment trust. III performs portfolio management activities by managing, investing and reinvesting the cash and investment securities contributed to it by IB. All of the Non-Banking Subsidiaries are based in Wichita, Kansas except Trust, IHC and REIT.

      On January 21, 1998, Trust, a statutory business trust formed under Delaware law, issued $57,500,000 in cumulative trust preferred securities (the "Trust Preferred Securities"). In addition, the Trust issued 71,155 common securities which are owned by the Company. The Trust Preferred Securities are publicly held and listed on the American Stock Exchange, Inc. under the symbol "IKT.PR.A." The Trust Preferred Securities, which, within prescribed limits, qualify as Tier 1 capital for regulatory reporting purposes, have a distribution rate of 8.24%. The only assets of Trust consist of 8.24% subordinated debentures (and payments thereon) due January 31, 2028 issued by the Company to Trust.

      The Subsidiary Banks and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries."

      At December 31, 1999, IB's trust division managed assets with a market value of $2,719,237,000 in various fiduciary capacities.

      As of December 31, 1999, the Company had 23 full-time employees. The Subsidiaries collectively had approximately 906 full-time and 244 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

      The Company and the Subsidiaries do not engage in any other business.

      COMPETITION
      The  Company  offers  a wide  range  of  financial  services  through  its
Subsidiary Banks. The Company and its Subsidiary Banks encounter intense competition in all of their activities. As lenders, the Subsidiary Banks compete not only with other banks, but also with savings associations, credit unions, finance companies, factoring companies, insurance companies and other non-banking financial institutions. They compete for funds with other banks, savings associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities. In addition, large regional and national corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Many of such competitors have greater financial resources available for lending and acquisition as well as higher lending limits than the Subsidiary Banks and may provide services which the Company or its Subsidiaries may not offer. In addition, non-banking financial institutions are generally not subject to the same regulatory constraints applicable to banks. The recently enacted Gramm-Leach-Bliley Act allows consolidation within the banking, securities and insurance industries and is predicted to substantially increase competition in all three areas of the financial services industry. See "Recent Legislation," below.

      The Company is predominantly a retail bank committed to serving the financial needs of customers in the local communities where the Subsidiary Banks and their branches are located. IB's primary service areas are Sedgwick County (including Wichita), and northeast Kansas; WRB's primary service areas are Oklahoma City, Moore and Mustang, Oklahoma. The Company believes that the primary source of competition comes from approximately twenty other banks with locations in Sedgwick County, over seventy in northeast Kansas, six in Oklahoma City, and five in Mustang and Moore. However, competition can also come from institutions that do not have offices located in the Subsidiary Banks' service areas. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

      As discussed more fully below, on September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted (the "IBBEA"). This legislation facilitates the interstate expansion and consolidation of banking organizations by: (i) permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state; (ii) permitting the interstate merger of banks in all states that did not "opt out" of the merger authority prior to June 1, 1997; (iii) permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) permitting foreign banks to establish, with approval of the regulators in the United States, branches and agencies outside their home state to the same extent that national or state banks located in the home state are authorized to do so; and (v) permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. Overall, this legislation increases competition and promotes geographic diversification in the banking industry. See "Federal Regulation of Bank Holding Companies" below.

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

      The IBBEA authorizes interstate acquisitions of banks and bank holding companies by qualifying bank holding companies without geographic limitation. In addition, as of June 1, 1997, the IBBEA also authorizes a bank to merge with a bank in another state as long as neither of the states opted out of interstate branching between the date of enactment of the IBBEA and June 1, 1997. Such acquisitions and mergers may be subject to such state-imposed contingencies as compliance with state age laws and nationwide and statewide concentration limits. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger.

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

      STATE BANK HOLDING COMPANY REGULATION
      Kansas statutes prohibit any bank holding company from acquiring ownership or control of, or power to vote, any of the voting shares of any bank which holds Kansas deposits if, after such acquisition, the bank holding company and all subsidiaries would hold or control, in the aggregate, more than 15% of total Kansas deposits. Kansas deposits means deposits, savings deposits, shares or similar accounts held by financial institutions attributable to any office in Kansas where deposits are accepted as determined by the Kansas banking commissioner. Such limitation does not apply in situations where the Kansas banking commissioner, in the case of a state bank, or the Comptroller of the Currency ("OCC"), in the case of a national bank, determines that an emergency exists and the acquisition is appropriate in order to protect the public interest against the failure or probable failure of a bank. Acquisitions by bank holding companies of control of state banks in Kansas require the approval of the Kansas banking commissioner. Subject to certain limited exceptions, Kansas statutes authorize out-of-state bank holding companies to acquire voting shares of banks or bank holding companies domiciled in Kansas.

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

      The rate of interest a bank may charge on certain classes of loans is limited by state law. At certain times in the past, these limitations, in conjunction with national monetary and fiscal policies which affect the interest rates paid by banks on deposits and borrowings, have resulted in reductions of net interest margins on certain classes of loans. Such circumstances may recur in the future, although the trend of recent federal and state legislation has been to eliminate restrictions on the rates of interest which may be charged on some types of loans and to allow maximum rates on other types of loans to be determined by market factors.

      Federal law imposes additional restrictions on a national bank's lending activities. For example, federal law regulates the amount of credit a national bank may extend to an individual borrower and has in the past subjected real estate lending activities to rigid statutory requirements.

      Banks are authorized to invest in service corporations that can offer the same services as the banking related services which bank holding companies are authorized to provide. However, the approval of the OCC must be obtained before a national bank may make such an investment or perform such services.

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

      All limitations and restrictions of the Oklahoma Banking Code applicable to Oklahoma-chartered banks apply to such banks that become subsidiaries of a foreign bank holding company. In addition, Oklahoma-chartered banks that are subsidiaries of foreign bank holding companies are required to maintain current reports showing the bank's record of meeting the credit needs of its entire community with the OBD. Subject to approval of the Oklahoma Banking Board ("OBB") and certain limited exceptions, any Oklahoma bank may maintain and operate outside attached facilities and two detached branch facilities. Upon written notice to the OBC, an Oklahoma state bank may also install and operate consumer banking electronic facilities. An Oklahoma bank offering such services to a bank which establishes or maintains a consumer banking electronic facility must make the use thereof available to banks located in Oklahoma on a fair and equitable basis of non-discriminatory access and rates.

      Oklahoma banks are required to maintain reserves against deposits as prescribed by the Board of Governors. The Oklahoma State Banking Board may increase the reserve requirements of banks which are not members of the Federal Reserve System if it is determined that the maintenance of sound banking practices or the prevention of injurious credit expansion or contraction make such action advisable.

      Notwithstanding any provision of state law, the FDIC Improvement Act provides that an insured state-chartered bank generally may not make an investment or engage in an activity that is not permissible for a national bank, unless the FDIC determines that such investment or activity would not pose a significant risk to the insurance fund.

      CAPITAL REQUIREMENTS
      The Board of Governors together with the other federal banking regulatory agencies jointly promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with holding various categories of assets (the "Guidelines"). The Guidelines, which are applicable to all bank holding companies and federally supervised banking organizations, took effect on March 15, 1989, and were fully phased into the existing supervisory system as of the end of 1992. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100 percent), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown as follows in comparison with the consolidated ratios of the Company and for each of the Subsidiary Banks at December 31, 1999. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. All of the Subsidiary Banks also exceeded the minimum guidelines at the individual bank level.


                                              Company     IB       WRB
                                 Guidelines    Ratios   Ratios   Ratios
                                 ----------    ------   ------   ------
Tier 1 Ratio                        4.0%         9.1%     8.8%    14.9%
Total Capital Ratio                 8.0%        10.6%    10.1%    15.8%

      In addition to the Guidelines, the Board of Governors requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 3 percent. For all but the most highly rated bank holding companies, the leverage ratio must be 3 percent plus an additional cushion of at least 100 to 200 basis points. The Company's consolidated leverage ratio at December 31, 1999 was 7.9%. Similar requirements also apply to the Subsidiary Banks. At December 31, 1999, the leverage ratio for IB and WRB were 7.8% and 9.6%, respectively.

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

      No Oklahoma bank may permit the withdrawal, in the form of dividends or otherwise, of any portion of its capital or surplus. If losses equal or exceed a bank's undivided profits, no dividends shall be made and no dividends shall ever be made by any Oklahoma bank in an amount greater than its net profits then on hand less its losses and bad debts. The directors of any Oklahoma bank may declare dividends of so much of the net profits as they judge expedient, except that until the surplus fund of a bank equals its common capital, no cash dividends shall be declared unless there has been carried to the surplus fund not less than 1/10th of the Bank's net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less then 1/10th of its net profits of the preceding two consecutive half-year periods in the case of annual dividends. The approval of the OBC is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus to a fund for the retirement of any preferred stock.

      DEPOSIT INSURANCE
      Effective January 1, 1993, the FDIC established a risk-based deposit insurance premium assessment system, with assessment rates ranging from .23% of domestic deposits (the same rate as under the previous flat-rate assessment system) for those banks deemed to pose the least risk to the insurance fund to
 .31% for those banks deemed to pose greater risk. The assessment rate applicable to a bank is subject to change with each semi-annual assessment period. Effective September 15, 1995, in view of the successful recapitalization of the Bank Insurance Fund ("BIF"), which insures deposits at U.S. banks, the FDIC lowered the assessment rate schedule for BIF-insured institutions from a range of 0.23% to 0.31% of domestic deposits to a range of 0.04% to 0.31% of domestic deposits. This reduction in the assessment rate schedule was made retroactive to June 1, 1995 because the FDIC determined that the BIF achieved its statutorily required reserve ratio of 1.25% on May 31, 1995. On November 14, 1995, the FDIC again lowered the assessment rate schedule for BIF-insured institutions, effective for the semiannual assessment period beginning January 1, 1996, to a range of 0.00% to 0.27% of domestic deposits. The assessment rate established for the semiannual period beginning January 1, 1996 continues in effect; however, the FDIC is currently exploring extensive revisions to the current assessment system that will tie assessment rates to the amount of risk in a bank's portfolio.

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

      RECENT LEGISLATION
      On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLBA") was signed into law, thereby completing the process of financial modernization that began more than a decade ago.

      GLBA removes remaining Glass-Steagall Act (securities) and Bank Holding Company Act (insurance) limitations on the types of financial activities allowable in banking organizations for qualified bank holding companies.

      GLBA establishes restrictions on the locations of the new or expanded nonbank financial activities within the banking organization. Securities and insurance agency activities can be conducted in direct subsidiaries of a bank, subject to size limitations and other protections. Municipal securities underwriting activities can be conducted directly in a national bank or in a subsidiary or affiliate of the bank. A national bank must be well managed and well capitalized and must deduct its equity investment in its financial subsidiaries in determining whether it meets regulatory capital requirements. Banks must also meet or exceed credit-rating thresholds before establishing such subsidiaries or expanding their investment in them. Merchant banking and insurance underwriting can be conducted only in a subsidiary of the bank holding company. Securities activities and insurance agency business can be conducted in the holding company as well as in the subsidiary of a bank.

      GLBA, to some degree, relaxes and, in other cases, strengthens existing limits on mixing banking and commerce, i.e., commercial activities such as retail merchandising and manufacturing. A financial holding company may engage in any nonfinancial activity that the Board of Governors determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. Otherwise, the law prohibits mixing banking and commerce in financial services holding companies that include a bank. Unitary thrifts that already mix banking and commerce may continue to do so. Existing unitary thrifts retain their authority to acquire a commercial firm but lose that authority if the thrift is sold. Newly chartered unitary thrifts will no longer be able to combine banking and commerce.

      GLBA blends functional supervision of the component entities of the holding company with umbrella supervision of consolidated financial holding companies. Specifically, it requires that the Board of Governors supervise the consolidated banking organization, primary bank regulators regulate and supervise the banking subsidiaries, and functional regulators supervise and regulate insurance and securities components. The OCC continues to regulate and supervise national banks; the FDIC and state banking departments regulate state nonmember banks; the Board of Governors and state banking departments regulate state member banks; and the Office of Thrift Supervision regulates thrifts. As before, so long as an organization includes a bank, it is a bank holding company under the supervision of the Board of Governors. The GLBA creates a new umbrella entity known as a financial services holding company (an "FSHC"). An FSHC may engage in the newly authorized financial activities. FSHCs must meet statutory qualifications: Each of its bank and thrift subsidiaries must be well managed and well capitalized and have a rating of at least satisfactory under the CRA. The GLBA requires that the umbrella supervisor, the Board of Governors, rely principally on supervision by the functional regulator-that is, the state insurance Commissioner where a subsidiary is engaged in insurance activities, and the Securities and Exchange Commission where a subsidiary is engaged in certain securities or broker-dealer activities.

      GLBA enhances privacy protections in disseminating information about customer accounts to third parties. GLBA gives customers the ability to prevent information-sharing by a bank when the information is intended to be shared with non-affiliated third parties. GLBA also requires banks to provide customers with disclosures regarding the bank's information-sharing policies.

      Many provisions of the GLBA have staggered effective dates and/or require implementing regulations subject to notice and public comment. The GLBA is predicted to substantially increase competition by allowing consolidation within the banking, securities and insurance industries; however, it is too early to predict to what extent that increased competition will affect the operations of the Company or its Subsidiaries.



ITEM 2.   PROPERTIES.
------    ----------

      INTRUST FINANCIAL CORPORATION, INTRUST BANK, N.A. AND NON-BANKING SUBSIDIARIES
      The Company's principal offices and IB's main banking offices are located at 105 North Main Street and 100 North Main Street, Wichita, Kansas. Both offices are located in three office buildings owned by IPI. These three buildings, together with the adjacent six-story garage and two-story garage owned by IPI, occupy approximately one city block in downtown Wichita. The sixth through tenth floors of the building at 105 North Main Street and sixth through ninth floors of the building at 100 North Main are presently subleased by IB to others. The Company subleases office space from IB on the third and fourth floors of the building at 100 North Main. Employees of the Non-Banking Subsidiaries occupy space within various IB office locations.

      As of December 31, 1999, IB had eight detached branch facilities in Wichita, Kansas, all leased from its subsidiary IPI. IPI owns the facilities and the land at six offices. With respect to the two other detached offices, IPI owns the facilities and leases the land on which such offices are located from unaffiliated parties.

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

      In addition to the above Wichita locations, IB had offices in the following communities:

      Branches owned by IPI and leased to IB in Andover, Augusta, Clay Center, El Dorado, Emporia, Eureka, Gardner, Haysville, Holton, Iola, Lawrence (2), Manhattan, Ottawa, Topeka and Valley Center, Kansas.

      Dillon supermarket offices leased by IB from an unaffiliated party in Andover, Derby, El Dorado and Shawnee, Kansas.

      A branch at Emporia State University in Emporia, Kansas occupied and operated through a contract with Emporia State University.

      A branch, in Overland Park, Kansas, leased by IB from an unaffiliated party.

      A branch in Prairie Village, Kansas. IB owns the main office building and leases the land where the main office building is located from unaffiliated parties.

      IB had loan production offices in Oklahoma City, Oklahoma and Tulsa, Oklahoma. Both offices are leased from unaffiliated parties.

      Total square footage of all facilities owned and occupied by IB, as of December 31, 1999, was approximately 511,000 square feet.

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


ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

      There are no legal proceedings pending against the Company. A subsidiary of the Company has been named as a defendant in a lawsuit alleging damages of approximately $4 million. The Company believes it has meritorious and substantial defenses to the claims contained in the lawsuit, but the uncertainties of litigation make it difficult to predict the ultimate outcome of this lawsuit. Certain of the subsidiaries of the Company are parties in a variety of other legal proceedings, none of which is considered to be material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

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

                                                  1999             1998
--------------------------------------------------------------------------------
                                              High     Low     High     Low
--------------------------------------------------------------------------------
     1st Quarter                              $128    $127     $110    $ 86
     2nd Quarter                               129     128      123     110
     3rd Quarter                               130     129      125     123
     4th Quarter                               132     130      127     127

      The quotations in the above table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On January 27, 2000, there were 423 stockholders of record for the 2,385,550 shares of outstanding common stock. Approximately 73% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of thirty other states, with no singular concentrations. In 1999, the Company received cash dividends in the amount of $1,500,000 from WRB and $147,000 from Trust. The Company declared and paid cash dividends of $4,883,407, or $2.40 per share during 1999 and $5,333,475, or $2.50 per share during 1998. During 1999, dividend declaration dates were January 12, April 13, July 13, and October 12. During 1998, dividend declaration dates were January 13, April 14, July 14, October 13 and December 8. The payment of dividends by the Company is primarily dependent upon receipt of cash dividends from the Subsidiary Banks. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 15) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company will be the payment of interest related to the Trust Preferred Securities and the quarterly interest payments and annual principal payments on the variable rate term loan payable to another financial institution. Additional information concerning the Trust Preferred Securities and the term loan may be found in the "Notes to Consolidated Financial Statements" (notes 10 and 11). The Company's Board of Directors will continue to review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data

---------------------------------------------------------------------------------------------------------------
Years Ended December 31,                             1999        1998         1997        1996        1995
---------------------------------------------------------------------------------------------------------------
Operations:
 Interest income                                    $155,206     $146,883    $132,454    $132,463     $127,919
 Interest expense                                     71,539       69,325      60,147      56,436       53,460
---------------------------------------------------------------------------------------------------------------
     Net interest income                              83,667       77,558      72,307      76,027       74,459
 Provision for loan losses                            10,940       11,090       8,240      20,151       18,118
 Credit card valuation write-down                          0            0       4,645      17,475            0
---------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan losses and write-down                     72,727       66,468      59,422      38,401       56,341
 Other income                                         47,159       42,637      41,129      33,768       33,620
 Other expenses                                       83,090       77,381      74,627      70,438       71,195
---------------------------------------------------------------------------------------------------------------
     Income before income taxes                       36,796       31,724      25,924       1,731       18,766
 Provision for income taxes                           14,338       12,190       9,260          51        6,379
---------------------------------------------------------------------------------------------------------------
Net income                                          $ 22,458     $ 19,534    $ 16,664      $1,680     $ 12,387
--------------------------------------------------=============================================================

Average shares outstanding                         2,045,623    2,147,118   2,193,268   2,285,337    2,344,762
--------------------------------------------------=============================================================

Per share data assuming no dilution                   $10.98        $9.10       $7.60       $0.74        $5.28
--------------------------------------------------=============================================================

Per share data assuming full dilution                  $9.48        $7.90       $6.74       $0.74        $4.77
--------------------------------------------------=============================================================

Cash dividends per share                               $2.40        $2.50       $1.90       $1.55        $1.50
--------------------------------------------------=============================================================
Balance sheet data at year-end:
 Total assets                                     $2,338,453   $2,115,465  $1,923,822  $1,721,402   $1,666,984
 Total deposits                                    1,818,476    1,647,354   1,552,766   1,428,395    1,367,141
 Long-term notes payable                              10,000       12,500      23,000      17,660       20,310
 Convertible capital notes                                 0       11,078      11,219      11,219       11,854
 Subordinated debentures                              57,500       57,500           0           0            0
 Stockholders' equity                                153,883      129,611     132,645     122,094      135,163
 Book value per share                                  64.33        63.95       61.00       55.37        57.81
---------------------------------------------------------------------------------------------------------------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF  OPERATIONS.
          -----------------------

      FINANCIAL OVERVIEW
      INTRUST Financial Corporation's 1999 consolidated net income totaled $22,458,000, establishing a new record for the Company. Current year net income increased $2,924,000, or 15%, over comparable 1998 amounts. As a result of stock repurchases made in 1998 and 1999, the 15% increase in net income referred to above translated into a 20% increase in diluted earnings per share.

      The Company continued to record growth in its principal markets, and also expanded into new markets with the acquisition of certain branches of another financial institution in September. Loan demand continued to be strong, credit quality remained sound, and the Company experienced only a modest decline in its net yield on interest-earning assets. These factors, along with continued growth in non-interest income, allowed the Company to more than offset cost increases associated with the branch acquisition and additional data processing initiatives.

      As noted in previous filings, operating results in 1997 reflected charges associated with the Company's decision to exit the national credit card market. Since that date, financial results in the Company's credit card line of business have continued to improve, and have been a significant factor in the improved profitability of the consumer banking segment, as reported in the footnotes to the accompanying consolidated financial statements.

      The Company's Year 2000 efforts have been discussed in prior filings. The Company encountered no service issues associated with the Year 2000 date change.

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

      The Company recorded a provision for loan losses and write-downs of loans held-for-sale of $10,940,000 in 1999. Comparable amounts in 1998 and 1997 were $11,090,000 and $12,885,000, respectively. As discussed above and in previous filings, the Company's decision to exit the national credit card market resulted in a write-down of the national credit card portfolio in 1997. As a result of this write-down, the total provision amount in 1997 exceeded the provision amounts of 1998 and 1999.

      The 1999 provision, when combined with generally favorable charge-off experience, resulted in an increase of $4,307,000 in the allowance for loan losses. Approximately 55% of the increase in the allowance is attributable to an increase in reserves on specifically identified commercial receivables. The remainder of the increase results primarily from increased loan volumes. Total loans (excluding loans held-for-sale) increased $207,426,000, or 14.7%, over year-end 1998 amounts. At year-end, the allowance for loan losses was equal to 1.60% of total loans. The comparable percentages in 1998 and 1997 were 1.53% and 1.42%, respectively.

      The overall economies of the Company's principal markets remained sound in 1999, resulting in favorable credit quality in the Company's loan portfolio. The Company experienced significant growth in its commercial loan portfolio again this year, principally in the commercial real estate area. It does not believe that this growth resulted from the lessening of credit standards, but rather from the continued dislocation in the Company's principal markets, and to business expansion by its existing customer base.

      Net charge-offs in the Company's loan portfolio continue to be quite low, totaling .45% of average loans in 1999. Comparable percentages in 1998 and 1997 were .55% and .47%, respectively. Net charge-offs in the commercial, financial, agricultural and real estate areas were relatively low again this year. Net charge-offs totaled $2,438,000, representing approximately .24% of average loans of this type. The comparable percentage in 1998 was .21%. The Company believes its ratio of net charge-offs/average loans in the commercial sector would compare favorably to industry averages. Net charge-offs on installment loans declined $305,000 this year, and net credit card charge-offs were $700,000 less than comparable prior year amounts. While the Company believes its ratio of net consumer indebtedness charge-offs/average consumer indebtedness generally compares favorably to industry averages, it has elected to increase its allowance for loan losses in this category of lending. This is being done principally because of loan volume increases in this segment of the loan portfolio.

      The Company's allowance for loan losses at year-end was equal to 624% of nonaccrual, past due and restructured loans. Comparable percentages in 1998 and 1997 were 355% and 266%, respectively. Non-performing credit card loans comprised 34.5% of total non-performing loans in 1999, and were 26.4% of total non-performing loans in 1998, and 30.4% of the comparable 1997 total. Non-performing loans as a percentage of total year-end loans in 1999, 1998 and 1997 were .26%, .43% and .53%, respectively.

      While the dollar amount of non-performing loans has declined, the Company has elected to increase its allowance for loan losses because of the significant volume of new business that it has recorded in 1998 and 1999. Over the last two years, the Company's total loans have grown approximately $360,000,000. During that same period, the allowance for loan losses has increased $8,078,000. Also, certain forward-looking indicators, such as delinquency levels, do not seem to have the direct relationship to subsequently charged-off accounts that they once had. The Company has experienced more loans, particularly in the consumer segment, going directly from a performing status to bankruptcy. Finally, the current economic expansion is unprecedented in its length. With consumer indebtedness at record levels, the Company remains concerned that an economic downturn could have a disproportionate impact on outstanding receivables.

      The largest single net charge-off during 1999 was to a commercial enterprise for a commercial real estate loan. No trends were noted during the year that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio. Management continues to closely monitor its consumer lending exposure. Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information. Management is not aware of issues that would significantly impact the overall credit quality of the loan portfolio in 2000. With a continued favorable economic climate, the Company believes its provisions for loan losses will be comparable to that recorded in 1999.

      NET INTEREST INCOME
      The interest rate environment in 1999 was markedly different than that present in 1998. The Federal Reserve raised rates three times in the second half of 1999, completely reversing the 75 basis point easing that took place in 1998. The slope of the yield curve also began to steepen. At the end of 1998, the spread between three-month Treasury bill rates and thirty-year Treasury notes was approximately 60 basis points. At the end of 1999, the comparable spread was approximately 130 basis points. The timing of the Federal Reserve movements is important for purposes of analyzing the impact on net interest income. The Federal Reserve easing of 1998 took place in the fourth quarter. This resulted in lower yields being present for much of 1999 when compared to 1998. The 1999 tightening by the Federal Reserve took place during the second half of the year. Much of the effect of this tightening will be felt in 2000. The net result of these actions is that both yields and funding costs in 1999 were somewhat lower than those recorded in 1998. Absent easing by the Federal Reserve early in 2000 (which is not expected), yields and funding costs in 2000 should exceed 1999 levels.

      Total interest income increased $8,323,000, or 5.7%, over 1998 levels, as increases in interest-earning assets more than offset declining yields. Average interest-earning assets increased 9.5% in 1999, while yields on average interest-earning assets declined 31 basis points this year. Changes in the composition of interest-earning assets served to mitigate the decline in yields. Net loans comprised 78.1% of average interest earning assets in 1999. The comparable 1998 percentage was 73.1%.

      The Company continued to experience significant loan growth this year. After increasing $75,715,000 in 1998, average net loans increased $223,139,000 in 1999. Growth in the loan portfolio was internally generated. Dislocation in the Company's principal markets continued in 1999, with the Company again obtaining new customer relationships. In addition, many of the Company's existing customers increased their operations during the year, resulting in additional loan volume. However, the Company did operate much of the year in a somewhat lower interest rate environment, and in a very competitive marketplace. Yields on average net loans declined 55 basis points in 1999, reflecting the impact of the reduction in interest rates by the Federal Reserve in late 1998.

      Yields on the Company's investment security portfolio also declined this year. The Company maintains an investment security portfolio with a relatively short (less than 2 years) weighted-average life. Over the last two years, approximately $358 million of investment securities have matured and been replaced in this lower interest rate environment, resulting in a decline in yields. With approximately 31% of its investment portfolio maturing in 2000, and two-thirds of the investment security purchases in 1999 occurring during the last half of the year, the Company anticipates an increase in investment security yields next year.

      Interest expense increased 3.2% in 1999, totaling $71,539,000. The Company's experience with funding costs was similar to that experienced with its yield on interest-earning assets. Volume increases in interest-bearing liabilities more than offset reduced funding costs. Average interest-bearing liabilities increased $181,939,000, with 84% of this increase attributable to an increase in average interest-bearing deposits. Approximately one-third of the increase in average interest-bearing deposits was due to the deposits acquired in the branch acquisition from another financial institution late in the third quarter of this year. Average deposit funding costs declined 36 basis points this year. As noted in previous filings, the Company believes that it operates in a very competitive environment with respect to the pricing of traditional deposit products. Even though a lower interest rate environment was present for much of the year, competitive pressures kept funding costs from declining the entire amount of the Federal Reserve's 75 basis point easing.

      Average short-term debt increased 12.7% in 1999, as the Company continued to have success in the sale of its cash management products. The increase in cash management services resulted in an increase of $17,368,000 in average securities sold under repurchase agreements. The Company was also a purchaser of a somewhat higher level of federal funds during the year. Interest expense associated with the Company's short-term debt increased $485,000, or 4.4%, over prior year amounts, as the lower rate environment in place during much of 1999 offset in large part the aforementioned volume increase. The Company's interest expense on its long-term debt declined slightly in 1999. The Company's debt with another financial institution carried a lesser rate of interest for much of the year and the average convertible capital note balance outstanding in 1999 was less than that outstanding in 1998. These factors offset the increase in interest expense arising from an additional twenty-one days of interest incurred on the trust preferred stock issued by one of the Company's subsidiaries.

      The Company's 1998 net interest income increased $5,251,000, or 7.3% over comparable 1997 amounts. Volume increases more than offset a 29 basis point compression in the Company's net yield on interest-earning assets. Total average net loans increased $75,700,000 over 1997 levels, and average investment securities increased $72,096,000. Yields on average interest-earning assets declined 28 basis points, as a majority of the Company's investment security portfolio repriced at a lesser rate of interest during 1998. 1998 interest expense increased $9,178,000, or 15.3%, over 1997 amounts. Approximately one-half of this increase is due to the issuance by a subsidiary of the Company of trust preferred securities. In January, 1998, INTRUST Capital Trust issued $57,500,000 in trust preferred securities, which carry a dividend rate of 8.24%. This issuance served to increase the long-term debt interest cost of the Company by 23 basis points, and had a 14 basis point effect on the Company's overall cost of funds. Had the trust preferred securities not been outstanding in 1998, the Company's overall cost of funds would have declined nine basis points from 1997 levels.

      Based on recent comments by the Chairman of the Federal Reserve, the Company anticipates that the interest rate environment in 2000 will be slightly higher than that experienced in 1999. The Company anticipates that competitive pressures in its principal markets, along with aggressively pricing and promoting its products in the new markets it entered in 1999 will result in continued pressure on the interest margin. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

      NONINTEREST INCOME
      Total noninterest income increased $4,522,000, or 10.6%, over 1998 levels. The Company recorded increases in all major components of noninterest income this year.

      Service charges on deposit accounts increased 11.9% this year, to $12,323,000. Deposit accounts serviced this year grew 23.6%. The majority of this growth was attributable to the accounts acquired in the branch acquisition. Prior to the branch acquisition, the number of accounts serviced by the Company had grown at an annualized rate of 3.5%. The Company continued to record growth in fee income arising from the sale of its cash management products. OD and NSF fee income also increased in 1999, as the acquired branch accounts generated proportionately higher fees than had the existing customer base.

      Fiduciary income increased $2,753,000, or 26.2%. As discussed in previous filings, the Company made significant investments in this business line in 1996 and 1997, greatly expanding its product offering in the wealth management area. The Company continues to expand the services it provides in the areas of private wealth management, institutional wealth management, record keeping, employee education and actuarial consulting services for employee benefit plans. Favorable market conditions and new business development resulted in assets under management for which the Company has a fiduciary responsibility increasing 19.7% to $2,719,000,000 at December 31, 1999. The Company will continue to emphasize growth in this area in 2000.

      Credit card fee income in 1999 grew 4.3%, to $9,204,000. Pricing changes introduced in 1998 were in place for a full year in 1999. Revenue from cash advance fees, late fees and overlimit fees offset an increase in agent bank and affinity payments. Also contributing to the increase in this revenue source was a 5.7% increase in merchant fee revenue, arising principally from increased volumes. A 5.4% increase in net cash flows from the Company's securitized credit card portfolio resulted in approximately $150,000 in additional income from this revenue source, as the Company benefited from the lower interest rate environment present for much of the year.

      Security gains for the year totaled $540,000. As has been discussed in previous filings, these gains were the result of non-recurring transactions. The Company did not enter into any sales transactions with respect to its core investment security portfolio, and does not maintain a trading portfolio of investment securities. Other service charges, fees and income totaled $11,830,000 in 1999. This represents a decline in this line item of $340,000, or 2.8%. The decrease in this line item is due to a $1,400,000 gain recorded in 1998 on the sale of the Company's national merchant processing business.
Excluding this transaction, other service charges would have increased approximately 9.8% in 1999. The majority of this increase is attributable to additional revenue recorded as a result of the expansion of the Company's ATM network. In addition, the Company recorded increases in data processing fee income and in its international banking area, offsetting declines in fee revenue from the Company's automobile loan securitization, which is now in the process of maturing.

      Noninterest income in 1998 increased $1,508,000 over 1997 levels. Significant growth in revenue was recorded in both service charges and fiduciary income in 1998, but the Company's decision to exit the national merchant processing business and the amortization of one of the Company's credit card securitization programs resulted in a 32.2% decline in credit card fees.

      Fiduciary income in 1998 increased $2,530,000 over 1997 levels, as the Company's continued investment in this segment of its business resulted in revenue growth of 31.7%. Assets under management increased 13%, to top $2 billion. The increase in service charge revenue resulted from a 4.3% increase in accounts serviced, combined with continued growth recorded by the Company in its sale of cash management products. Other service charges, fees and income increased $2,205,000 over comparable 1997 amounts. Approximately 63% of this increase was due to a gain recorded by the Company on the sale of its national merchant processing business. In addition, the interest rate environment present in 1998 resulted in higher volumes for new residential real estate loan originations and a greater volume of refinancing activity. These factors led to a $500,000 increase in income from this revenue source. Increases were also recorded in international banking revenue, fee income from the securitization of automobile loans in the fourth quarter of 1997 and increased ATM transaction volume.


      NONINTEREST EXPENSE
      Noninterest expense increased 7.4% in 1999, to $83,090,000. Operating costs and goodwill amortization associated with the acquired branches accounted for approximately 30% of the year-over-year increase in noninterest expense. Noninterest expense would have increased approximately 5.2% had it not been for the acquisition of these additional facilities.

      Salaries and employee benefits increased $3,459,000 in 1999. 14.6% of this change arises from compensation costs associated with the Company's new facilities. Approximately two-thirds of the total increase in compensation costs was recorded in the Company's retail banking and technology areas. At December 31, 1999, the Company employed 1,028 full-time equivalent employees. 62 of these full-time equivalent employees are employed at branches that were not open in 1998. During the year, the Company made certain enhancements to its defined benefit and defined contribution plans. Approximately $300,000 in additional expense (excluding early-retirement costs in 1998) was recognized as a result of these enhancements. Health care costs increased nominally this year. Salaries and employee benefit costs in 1999 represented 1.93% of average total assets, as compared to 1.92% in 1998.

      Occupancy costs increased significantly in 1999. The total increase in this line item was $1,538,000, or 16.9%. Approximately $300,000 of this increase is due to the new facilities acquired in 1999. The Company also replaced a significant portion of its personal computer infrastructure in 1999. Many of these machines had been fully depreciated, and as a result of this replacement and other technology equipment additions, depreciation costs increased by approximately $800,000. Increased ATM volumes resulted in a $280,000 increase in rents paid for space occupied by the Company's ATMs in the largest convenience store chain in Kansas.

      The Company continued to invest in its Internet-related products and services in 1999. In addition, volume increases have resulted in increased costs paid to the Company's principal data processing provider. These two factors account for the majority of the increase in the Company's data processing expense in 1999. As noted above, there was a year-over-year increase of 23.6% in the number of deposit accounts serviced. The Company also recorded significant growth in the number of loan accounts that it services. As a result of these volume increases, the Company saw its core data processing costs increase approximately 24%. During 1999, the Company also invested in the updating of its retail Internet site, along with development activities for its commercial Internet site, which is expected to be available in 2000.

      The increases recorded in supplies expense, postage and dispatch and goodwill amortization all principally arise from the branch acquisition. The Company incurred $200,000 in supplies cost associated with the initial stocking of the new locations with forms and supplies. Postage and dispatch costs increased as the Company corresponded with its new customers. The increase in goodwill amortization is due solely to the goodwill recorded as a result of the branch acquisition.

      The Company's advertising and promotional activities expense declined in 1999. Advertising costs were reduced in 1999 as the Company did not undertake a major advertising initiative in 1999, as it did in 1998 when it placed its ATMs in the dominant convenience-store chain in Kansas. The Company does anticipate that these costs will increase in 2000 as it promotes its entry into its various new markets. Other non-interest expense declined $201,000, or 1.4%, in 1999. A reduction in net interchange expense more than offset increases in travel and telephone costs.

      Noninterest expense increased 3.7% in 1998 over comparable 1997 amounts. The Company recorded increases in most line items in 1998, although the cessation of national merchant processing did result in a significant reduction in other noninterest expense.

      Salaries and employee benefit costs in 1998 increased 9.6% over prior year amounts. The total increase of $3,361,000 arose principally from four factors. Compensation costs in the Company's wealth management segment increased $1,200,000 over 1997 amounts as the Company continued its investment in that line of business. Second, $700,000 in one-time costs were incurred in connection with an early retirement program and certain severance costs. Third, the Company's health care costs increased 15.4%, after remaining relatively stable the preceding two years. Lastly, general wage increases totaled approximately 3.7% during the year.

      Investments made in the Company's Internet banking product, combined with upgrading technology equipment and systems resulted in an increase in 1998 in data processing and occupancy expense. The successful consummation of an agreement with Kansas' largest convenience store chain to place ATMs in their stores in INTRUST's principal markets resulted in increases in both occupancy and advertising costs. The Company's overall growth in 1998 resulted in additional supplies expense.

      Included in other noninterest expenses are the Company's payments to a third party for credit card processing.

      Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

      CONCENTRATIONS OF CREDIT RISK
      Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita MSA. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. As previously noted, a generally favorable economic environment was present in the region during 1999. The Company believes a similar climate will be present in 2000. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City markets through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas. As mentioned earlier, the Company recently entered new markets in Kansas through the acquisition by one of its subsidiaries of certain branches previously owned by another financial institution. While the Company acquired no significant loan business as a result of this acquisition, it does believe that this transaction has the potential to provide additional diversification of its loan portfolio.

      The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. The Company's loan portfolio is comprised of customers in a number of industries, with the manufacturing, agricultural and food service industries representing important components of the portfolio. As the Company's principal market, Wichita, Kansas, has a significant manufacturing presence in the general aviation industry. The Boeing Company, Cessna Aircraft, Learjet, and Raytheon Aircraft all have significant facilities in Wichita. During 1999, manufacturing employment in Wichita declined slightly as there was a small workforce reduction in the aviation industry. The general aviation manufacturers are continuing to operate with a backlog of orders that should result in relatively stable employment in this industry segment in 2000. The overall Wichita unemployment rate at December, 1999 was 3.6%, continuing below the comparable national rate.

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

      OFF-BALANCE-SHEET RISK
      Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments. However, as disclosed in previous filings the Company has entered into credit card receivable and automobile loan receivable securitization transactions. These transactions allow the Company to free up capital for other uses and to more effectively manage its balance sheet. Previous filings have described the credit card securitizations that were concluded in December, 1994 and January, 1995. During 1997, the Company's floating rate credit card securitization was renewed, while the fixed rate transaction commenced its contractual amortization, which concluded in December, 1997. In December, 1997 the Company securitized and sold approximately $45 million of automobile loans. The automobile paper securitization amortizes as principal payments on the securitized loans are received. At December 31, 1999, approximately $9,500,000 in receivables remained outstanding. This transaction also carries a floating interest rate. In both of the securitization transactions that are presently in place, neither the loan receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card and automobile accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolios. Instead, servicing fee income is received by the Company.

      At December 31, 1999, the aggregate amount of commitments to extend credit outstanding was $524,706,000, excluding credit card lines of $867,024,000. Comparable amounts at December 31, 1998 and 1997 were $520,888,000 and $414,224,000, respectively. At December 31, 1999, the aggregate amount of letters of credit outstanding was $38,938,000, compared to $55,556,000 at December 31, 1998 and $39,654,000 at December 31, 1997.

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

      INVESTMENT PORTFOLIO RISK
      Analysis of the investment portfolio is included in Table 4, Investment Portfolio, and Table 5, Maturities and Yield Analysis. The Company has the ability, and management has the intent, to hold those investment securities classified as held-to-maturity until maturity. In recognition of the significant loan growth experienced by the Company, management elected, in 1997, to begin classifying purchases of U.S. Government and Agency securities as available-for-sale. While there has been no change in management's investment philosophy or intentions, liquidity issues associated with continued loan growth could result in some investment securities being sold prior to maturity, thus the Company's decision to classify prospective purchases as available-for-sale. The Company does not maintain a trading account or engage in trading activities. On occasion, maturities will be pre-funded. Pre-funding occurs within a short period prior to the maturity of the maturing obligations.

      Management believes the average maturity of the Company's investment security portfolio to be shorter than peer group averages and that maintenance of a portfolio of this duration substantially reduces interest rate risk. At December 31, 1999, the Company's investment security portfolio had a weighted average maturity of 1 year and 11.7 months. At year-end, the cost basis of the Company's investment portfolio exceeded its market value by $3,885,000, as the majority of the portfolio was purchased in the lower interest rate environment of the previous two years. The Company maintains a conservative investment strategy and believes the diversification of the portfolio results in very little credit risk existing in the portfolio.

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

      The day-to-day liquidity needs of the Company are primarily met by the management of the federal funds position. Adjustments in the Company's net federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. The Company has contractual maturities of investment securities (excluding mortgage-backed securities), in the next year that have a cost basis of $131,920,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. The Company also has approximately $167,499,000 in investment securities with contractual maturities in excess of one year that are classified as available for sale which could provide an additional source of liquidity. Further, a significant portion of the loan portfolio is comprised of installment instruments that provide an additional source of liquidity through their normal run-off. As previously discussed in this analysis, the Company has securitized and sold certain credit card and automobile paper receivables. Proceeds from these transactions provide additional sources of liquidity.

      A major component of the asset/liability management process is the focus on the control of interest rate exposure. Emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 1999, the Company's interest rate sensitivity based on contractual maturities. The table reflects the actions taken by customers to shorten their deposit maturities given the flat yield curve that presently exists. The table reflects only contractual maturities; it does not consider prepayments that typically occur on automobile loans and mortgage loans. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure. Loans held-for-sale, net of write-downs, are included in net loans in the table.

 INTEREST RATE SENSITIVITY
 December 31, 1999                                1 to 90    91 to 180   181 to 365  1 to 2     Over
 (Dollars in thousands)                            Days         Days         Days     Years    2 Years     Total
 ------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
   Net loans                                    $  859,365   $ 138,387   $ 184,017   $183,525  $263,344  $1,628,638
   Investment securities                            38,532      17,365      75,568    154,863   141,024     427,352
   Federal funds sold                               46,240           0           0          0         0      46,240
 ------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets               $  944,137   $ 155,752   $ 259,585   $338,388  $404,368  $2,102,230
 --------------------------------------------------------------------------------------------------------==========

 Interest-bearing liabilities:
   Interest-bearing deposits                    $1,033,032   $ 115,928   $ 114,074   $142,378  $129,510  $1,534,922
   Federal funds purchased                         270,316           0           0          0         0     270,316
   Other borrowings                                 20,392           0           0          0    57,500      77,892
 ------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities          $1,323,740   $ 115,928   $ 114,074   $142,378  $187,010  $1,883,130
 --------------------------------------------------------------------------------------------------------==========

 Interest rate sensitivity                      $ (379,603)  $  39,824   $ 145,511   $196,010  $217,358
 Cumulative interest rate sensitivity           $ (379,603)  $(339,779)  $(194,268)  $  1,742  $219,100
 Cumulative interest rate sensitivity gap as a
    percentage of total assets                     (16.23)%    (14.53)%     (8.31)%     0.07%     9.37%
 Cumulative ratio of interest-sensitive assets
    to interest-sensitive liabilities               71.32 %     76.40 %     87.50 %   100.10%   111.63%

      The  following   information  should  be  read  in  conjunction  with  the
consolidated statement of cash flows, which appears under item 8 of this report.

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents decreased $44,818,000 for the year ended December 31, 1999, as the net cash absorbed by investing activities exceeded the cash provided by operating and financing activities. Operating activities provided cash of $45,178,000, resulting primarily from net earnings of $22,458,000 and non-cash provisions for loan losses and depreciation and amortization. Cash outflows from investing activities totaled $264,179,000, increasing $17,996,000 over 1998 levels. The Company recorded loan growth of $212,872,000 and increased its investment portfolio by approximately $44,000,000. Financing activities provided $174,183,000 in cash in 1999, increasing $4,917,000 from the comparable 1998 amount. The acquisition of deposits in the branch acquisition offset the Company's overall decline in deposits of $58,994,000. A portion of this deposit decline was the result of commercial customer migrating out of traditional deposit products and into the Company's cash management products. This migration is the main reason for the increase in short-term borrowings of $36,493,000.

      For the year ended December 31, 1998, cash and cash equivalents declined $60,503,000 as the net cash absorbed by investing activities exceeded the cash provided by operating and financing activities. Operating activities provided $16,414,000 in cash in 1998, resulting primarily from net earnings of $19,534,000. Cash outflows from investing activities totaled $246,183,000. These outflows were the result of $161,737,000 in loan growth during the year and a net increase in the Company's investment portfolio of $78,980,000. Financing activities provided $169,266,000 in cash in 1998. Deposit growth of $94,588,000, increased utilization of the Company's cash management products and the issuance of subordinated debentures were the principal additions to cash flows from financing activities.

      The Company's ability to pay dividends on its common stock and interest on its capital notes is dependent upon funds provided by dividends from the Subsidiary Banks and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $7,086,000 at December 31, 1999. In January, 1998, the Company concluded a $57,500,000 public offering of trust preferred stock. Terms of the issuance provide that payment of dividends to common stockholders will be prohibited unless the Company has funded the payment of the distributions due the trust preferred securities holders. The payment of dividends by the Subsidiary Banks is restricted only by regulation. At December 31, 1999, approximately $40,071,000 was available from the Subsidiary Banks' retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Banks combined with cash balances maintained by the parent company at December 31, 1999 provide the parent company with sufficient liquidity to meet its needs.

      CAPITAL ADEQUACY
      Capital strength is important to the success of INTRUST Financial Corporation. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. As noted above, the Company concluded an offering of trust preferred securities in January, 1998. These preferred securities are considered capital for regulatory purposes. At December 31, 1999, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At December 31, 1999, the Company's total capital to risk-weighted assets was 10.6% and its Tier 1 capital to risk-weighted assets ratio was 9.1%. These ratios were 11.4% and 9.3%, respectively in 1998.

      While the Company does not have a formal stock buyback program, it may, from time to time, offer to repurchase stock from stockholders meeting pre-determined criteria as to the size of their holdings, and it will consider repurchasing stock if and when it becomes available.

        Capital ratios of the Subsidiary Banks are as follows:

                                                   INTRUST         Will Rogers
                                                  Bank, N.A.           Bank
                                                  ----------           ----
      Leverage Ratio                                 7.8%              9.6%
      Core Capital/Risk Weighted Assets              8.8%             14.9%
      Total Capital/Risk Weighted Assets            10.1%             15.8%

      Dividends declared in 1999 were $4,883,000 ($2.40 per share). Dividends of $5,333,000 ($2.50 per share) and $4,161,000 ($1.90 per share) were declared in
1998 and 1997, respectively.

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

      The estimated fair value (as computed) of its financial assets exceeded the book value of those assets by $13,799,000. The estimated book value of financial assets exceeded its fair value by $17,282,000 in 1998. The year-over-year change is due to increases in interest rates experienced in 1999, which resulted in both loans originated and investment securities purchased during prior periods declining in market value.

      The estimated fair value of financial liabilities at December 31, 1999 exceeded their book value by $188,000. This difference was $47,118,000 in 1998. During 1999, the Company's convertible capital notes matured. The majority of these notes were converted into shares of the Company's common stock, and no longer figure into the computation of the fair value of financial liabilities. In addition, the guaranteed preferred beneficial interests in the Company's subordinated debentures carry a dividend rate of 8.24%. With a rise in interest rates during the year, the fair value of these financial liabilities decreased.

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

      NEW ACCOUNTING STANDARDS
      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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
------------------------------------------------------------------------------------------------------------------------
The daily average  amounts by condensed  categories  for the past three years is presented below (Dollars in thousands):


Year Ended December 31
                                                     1999                   1998                   1997
------------------------------------------------------------------------------------------------------------------------
                                              Average     Percent       Average     Percent       Average     Percent
                                              Balance     of Total      Balance     of Total      Balance     of Total
------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and Due from Banks                     $  107,330       4.9%     $  128,090       6.4%     $  112,923       6.3%
Taxable Investment Securities                  370,931      17.0         343,512      17.1         266,962      15.0
Nontaxable Investment
  Securities                                    12,954       0.6          16,186       0.8          20,640       1.2
Federal Funds Sold                              43,943       2.0         121,146       6.0          43,961       2.5
Loans (net of allowance for loan losses)     1,528,778      70.3       1,305,639      65.1       1,229,924      69.4
Building and Equipment                          32,486       1.5          26,984       1.4          27,821       1.6
Other                                           79,710       3.7          64,341       3.2          70,870       4.0
-------------------------------------------------------------------------------------------------------------------------
Total                                       $2,176,132     100.0%     $2,005,898     100.0%     $1,773,101     100.0%
--------------------------------------------=============================================================================

Liabilities and Stockholders' Equity:
Demand Deposits                             $  324,777      14.9%     $  344,974      17.2%     $  302,901      17.1%
Savings and Interest-Bearing
  Demand Deposits                              723,303      33.2         643,555      32.1         567,264      32.0
Time Deposits                                  624,729      28.7         550,898      27.5         555,129      31.3
Short-Term Debt                                260,036      11.9         230,757      11.5         164,858       9.3
Long-Term Debt                                  79,889       3.7          80,808       4.0          33,627       1.9
Other Liabilities                               26,378       1.2          17,842       0.9          20,993       1.2
Stockholders' Equity                           137,020       6.4         137,064       6.8         128,329       7.2
-------------------------------------------------------------------------------------------------------------------------
Total                                       $2,176,132     100.0%     $2,005,898     100.0%     $1,773,101     100.0%
--------------------------------------------=============================================================================

-----------------------------------------------------------------------------------------------------------------------
Net Interest-Earnings Analysis                                                                               (Table 2)
-----------------------------------------------------------------------------------------------------------------------
The  following  table  presents an  analysis  of the  average  yields on earning assets, average rates paid on interest bearing liabilities, and the net interest differential  for each of the past three years.  Loans on nonaccrual  basis and overdrafts are included in the average loan amounts.

The Net Yield on  Interest-Earning  Assets is net  interest  income  divided  by average interest-earning assets.

Year Ended December 31                  1999                           1998                           1997
-----------------------------------------------------------------------------------------------------------------------
                              Average     Total    Yield     Average     Total    Yield     Average     Total    Yield
(Dollars in thousands)        Balance     Income  or Rate    Balance     Income  or Rate    Balance     Income  or Rate
-----------------------------------------------------------------------------------------------------------------------
Taxable Investment
  Securities                $  370,931  $ 21,153   5.70%   $  343,512  $ 20,263   5.90%   $  266,962  $ 16,398   6.14%
Nontaxable Investment
  Securities*                   12,954       712   8.81        16,186       988   9.76        20,640     1,396  10.77
-----------------------------------------------------------------------------------------------------------------------
Total Investment
  Securities*                  383,885    21,865   5.81       359,698    21,251   6.07       287,602    17,794   6.47

Federal Funds Sold              43,943     2,259   5.14       121,146     6,555   5.41        43,961     2,424   5.51

Net Loans                    1,528,778   131,082   8.57     1,305,639   119,077   9.12     1,229,924   112,236   9.13
-----------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets*                   $1,956,606  $155,206   7.95%   $1,786,483  $146,883   8.26%   $1,561,487  $132,454   8.54%
----------------------------===========================================================================================

* Yields on tax-exempt  securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                  1999                           1998                          1997
-----------------------------------------------------------------------------------------------------------------------

                             Average      Total    Yield    Average      Total    Yield     Average    Total    Yield
(Dollars in thousands)       Balance     Expense  or Rate   Balance     Expense  or Rate    Balance   Expense  or Rate
-----------------------------------------------------------------------------------------------------------------------

Savings and Interest-
   Bearing Demand Deposits  $  723,303   $19,542   2.70%   $  643,555   $19,645   3.05%   $  567,264   $17,002   3.00%
   Time Deposits               624,729    34,015   5.44       550,898    32,088   5.82       555,129    32,282   5.82
-----------------------------------------------------------------------------------------------------------------------
Total Deposits               1,348,032    53,557   3.97     1,194,453    51,733   4.33     1,122,393    49,284   4.39

Short-Term Debt                260,036    11,506   4.42       230,757    11,021   4.78       164,858     8,278   5.02
Long-Term Debt                  79,889     6,476   8.11        80,808     6,571   8.13        33,627     2,585   7.69
-----------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
   Liabilities              $1,687,957   $71,539   4.24%   $1,506,018   $69,325   4.60%   $1,320,878   $60,147   4.55%
----------------------------===========================================================================================
Net Differential            $  268,649   $83,667           $  280,465   $77,558           $  240,609   $72,307
----------------------------====================-----------====================-----------====================---------
Net Yield on Interest-
   Earning Assets                                  4.28%                          4.34%                          4.63%
---------------------------------------------------=====--------------------------=====--------------------------======

---------------------------------------------------------------------------------------------------------------
Change in Interest Income and Interest Expense                                                       (Table 3)
---------------------------------------------------------------------------------------------------------------
Further insight into  year-to-year  changes in net interest income may be gained by  segregating  the rate and
volume  components  of the  increases  in interest income  and  expense   associated  with  earning  assets
and   interest-bearing liabilities.

The following table presents this rate/volume  analysis comparing changes in net interest income from 1999 to
1998 and from 1998 to 1997.

Net interest income increased in 1999 as a result of positive volume  variances.  The increase in 1999 due to volume  changes is primarily  because of an increase in net loans.  Decreases  in yields on  earning  assets, especially  net loans, produced the negative rate  variance even though rates paid on  interest-bearing liabilities  also declined.  Average  interest-earning  assets grew to a greater extent  than  interest-bearing liabilities,  resulting  in an  increase  in net interest income due to volume changes.

                                                  1999 vs. 1998                      1998 vs. 1997
-----------------------------------------------------------------------------------------------------------
                                                    Due to Changes in                  Due to Changes in
                                                   --------------------               ---------------------
                                        Increase                            Increase
(Dollars in thousands)                 (Decrease)    Volume      Rates     (Decrease)    Volume      Rates
-----------------------------------------------------------------------------------------------------------
Taxable Investment Securities            $   890    $ 1,579    $  (689)      $ 3,865    $ 4,538    $  (673)

Nontaxable Investment
  Securities                                (276)      (184)       (92)         (408)      (281)      (127)
-----------------------------------------------------------------------------------------------------------
Total Investment Securities                  614      1,395       (781)        3,457      4,257       (800)

Federal Funds Sold                        (4,296)    (3,984)      (312)        4,131      4,177        (46)

Net Loans                                 12,005     19,449     (7,444)        6,841      6,906        (65)
-----------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets              8,323     16,860     (8,537)       14,429     15,340       (911)
-----------------------------------------------------------------------------------------------------------

Savings and Interest-Bearing
   Demand Deposits                          (103)     2,289     (2,392)        2,643      2,323        320

   Time Deposits                           1,927      4,112     (2,185)         (194)      (246)        52
-----------------------------------------------------------------------------------------------------------
Total Deposits                             1,824      6,401     (4,577)        2,449      2,077        372

Short-Term Debt                              485      1,333       (848)        2,743      3,165       (422)

Long-Term Debt                               (95)       (75)       (20)        3,986      3,828        158
-----------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities         2,214      7,659     (5,445)        9,178      9,070        108
-----------------------------------------------------------------------------------------------------------

Net Interest Income                      $ 6,109    $ 9,201    $(3,092)      $ 5,251    $ 6,270    $(1,019)
-----------------------------------------==================================================================

--------------------------------------------------------------------------------
Investment Portfolio                                                  (Table 4)
--------------------------------------------------------------------------------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):


                                              1999          1998         1997
--------------------------------------------------------------------------------
U.S. Treasury Securities                    $ 37,628      $ 53,538     $ 85,969
U.S. Agency Securities                       374,859       317,766      200,779
State, County and Municipal Securities        11,443        13,540       17,519
Other Securities                               3,422         2,976        2,883
--------------------------------------------------------------------------------
Total                                       $427,352      $387,820     $307,150
--------------------------------------------====================================

Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.

-------------------------------------------------------------------------------------------------------------------
Maturities and Yield Analysis                                                                           (Table 5)
-------------------------------------------------------------------------------------------------------------------
The  distribution  of  maturities  and  weighted  average  yields of  investment securities  (other than equity  securities)  at December  31, 1999 is as follows
(Dollars in thousands):
                         Total         Within 1 Year        1-5 Years       5-10 Years   After 10 Years
                    -------------------------------------------------------------------------------------  Average
                     Amount   Yield    Amount   Yield    Amount   Yield   Amount  Yield   Amount   Yield   Maturity
-------------------------------------------------------------------------------------------------------------------

U.S.Treasury       $ 37,628    5.2%  $ 27,140    5.2%  $ 10,488    5.0%  $     0   0.0%   $    0    0.0%   7.7 mos.

                                                                                                           1 year,
U.S. Agency         374,859    5.8    102,119    5.6    262,235    5.8    10,448   7.3        57    7.1   11.8 mos.

State, County and                                                                                          3 years,
   Municipal *       11,443    8.0      2,206    9.5      6,837    7.3     1,685   8.1       715    9.7   10.1 mos.

Other Securities      3,422    4.3          0    0.0          0    0.0         0   0.0     3,422    4.3   10 years
-------------------------------------------------------------------------------------------------------------------
                                                                                                           1 year,
Total              $427,352    5.8%  $131,465    5.6%  $279,560    5.8%  $12,133   7.4%   $4,194    5.3%  11.7 mos.
-------------------================================================================================================

        *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

----------------------------------------------------------------------------------------------------------------------------------
Loan Portfolio                                                                                                          (Table 6)
----------------------------------------------------------------------------------------------------------------------------------
A breakdown of outstanding  loans,  by type, at year-end for the past five years is as follows (Dollars in thousands):
----------------------------------------------------------------------------------------------------------------------------------

                                  1999                  1998                 1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
                                       Percent              Percent              Percent              Percent             Percent
                             Amount    of Total    Amount   of Total    Amount   of Total    Amount   of Total    Amount  of Total
----------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural        $  775,027    47.8%  $  707,326    50.0%  $  623,707    49.4%  $  485,891    46.1%  $  416,428   39.5%
Real Estate-Construction       63,112     3.9       38,137     2.7       29,179     2.3       27,130     2.5       25,491    2.4
Real Estate-Mortgage          326,174    20.1      250,282    17.7      230,133    18.2      210,591    20.0      181,894   17.2
Installment, excluding
   credit card                330,732    20.4      299,884    21.2      259,074    20.5      286,632    27.2      258,713   24.5
Credit card                   127,159     7.8      119,149     8.4      120,366     9.6       43,868     4.2      173,270   16.4
----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                 1,622,204   100.0%   1,414,778   100.0%   1,262,459   100.0%   1,054,112   100.0%   1,055,796  100.0%
Allowance for loan losses     (26,010)             (21,703)             (17,932)             (15,536)             (25,892)
----------------------------------------------------------------------------------------------------------------------------------
   Net Loans               $1,596,194           $1,393,075           $1,244,527           $1,038,576           $1,029,904
---------------------------=======================================================================================================


----------------------------------------------------------------------------------------------------
Maturities and Sensitivity to Interest Rate Changes                                       (Table 7)
----------------------------------------------------------------------------------------------------
The maturity  distribution of loans  outstanding at December 31, 1999 (excluding Real Estate-
Mortgage, and Installment) by type and sensitivity to interest rate changes is as follows
(Dollars in thousands):

                                      Due                             Loans Due After One Year
---------------------------------------------------------    ---------------------------------------
                       One Year   After 1 Year   After                           Within      After
                       or Less    thru 5 Years   5 Years                         5 Years    5 Years
---------------------------------------------------------    ---------------------------------------
Commercial, Financial
   and Agricultural    $489,479     $242,310     $43,238     Fixed Rates         $125,012   $11,961
Real Estate-                                                 Floating or
   Construction          46,364       11,295       5,453        Adjustable Rate   128,593    36,730
---------------------------------------------------------    ---------------------------------------
Total                  $535,843     $253,605     $48,691     Total               $253,605   $48,691
-----------------------==================================    --------------------===================

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


                                         1999    1998    1997     1996    1995
--------------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans                   $3,063  $5,027  $4,618   $5,208  $3,988
     Past Due Loans                      1,105   1,090   2,120    5,695   5,383
     Restructured Loans                      0       0       0        0       0
--------------------------------------------------------------------------------
Total                                   $4,168  $6,117  $6,738  $10,903  $9,371
----------------------------------------========================================

Gross interest income that would have been recorded in 1999 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $365,000. The amount of interest on those loans that was actually included in income for the period was $130,000.

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

Management has identified additional problem loans in the portfolio which are not stated in Table 8. These loans are reviewed on a continuous basis. They comprise less than 0.3 percent of the loan portfolio. The Company has developed a credit risk rating system in which a high percentage of loans in each bank are evaluated by Credit Review staff.

---------------------------------------------------------------------------------------------------------------
Summary of Loan Loss Experience                                                                      (Table 9)
---------------------------------------------------------------------------------------------------------------
The table below presents,  in summary form, for the past five years the year-end and average  loans  outstanding;  the changes in the  allowance for loan losses, with loans charged off and  recoveries on loans  previously  charged off by loan category;  the ratio of net  charge-offs to average loans;  and the ratio of the allowance for losses to year-end loans outstanding (Dollars in thousands):

                                                  1999         1998         1997          1996         1995
---------------------------------------------------------------------------------------------------------------
Amount of loans at year-end                    $1,622,204   $1,414,778   $1,262,459    $1,054,112   $1,055,796
-----------------------------------------------================================================================
Average loans outstanding                      $1,552,242   $1,325,903   $1,246,145    $1,110,485   $1,037,067
-----------------------------------------------================================================================

Beginning balance of allowance for loan           $21,703      $17,932      $15,536       $25,892      $19,886
losses

Allowance related to assets acquired                  310            0            0             0          172

Loans charged-off:
   Commercial, Financial and Agricultural           3,079        2,317        1,613         1,414        2,672
   Real Estate-Construction                             0            0            0            46            0
   Real Estate-Mortgage                                14           34           61            15           85
   Installment                                      1,736        1,916        1,972         1,584          999
   Credit Cards                                     4,354        4,913        4,136        18,770       12,089
---------------------------------------------------------------------------------------------------------------
Total loans charged off                             9,183        9,180        7,782        21,829       15,845
---------------------------------------------------------------------------------------------------------------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural             633          528          973         1,579        1,926
   Real Estate-Construction                             0            0            0             0            0
   Real Estate-Mortgage                                22           14           29            29           40
   Installment                                        504          379          294           333          392
   Credit Cards                                     1,081          940          642         1,026        1,203
---------------------------------------------------------------------------------------------------------------
Total recoveries                                    2,240        1,861        1,938         2,967        3,561
---------------------------------------------------------------------------------------------------------------

Net loans charged off                               6,943        7,319        5,844        18,862       12,284

Provision charged to expense                       10,940       11,090        8,240        20,151       18,118
Transfer to write down loans held for sale              0            0            0        11,645            0

---------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses       $26,010      $21,703      $17,932       $15,536      $25,892
-----------------------------------------------================================================================

Net charge-offs/average loans                       0.45%        0.55%        0.47%         1.70%        1.18%
-----------------------------------------------================================================================

Allowance for loan losses/loans at year-end         1.60%        1.53%        1.42%         1.47%        2.45%
-----------------------------------------------================================================================

A breakdown of the allowance for loan losses, at the end of the past five years, is presented below
(Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:
                                                    1999         1998         1997          1996         1995
---------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural         $10,355      $ 9,241      $ 7,590       $ 5,181      $ 7,613
   Real Estate-Construction                           381          266          179           341          221
   Real Estate-Mortgage                             4,376        2,272        2,380         1,992        2,621
   Installment                                      3,739        3,202        2,469         1,978          868
   Credit Cards                                     7,159        6,722        5,314         6,044       14,569
---------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses       $26,010      $21,703      $17,932       $15,536      $25,892
--------------------------------------------------=============================================================

--------------------------------------------------------------------------------------------------------------
Percent of loans in each category to total loans   1999         1998         1997          1996         1995
--------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural          47.8%        50.0%        49.4%         46.1%        39.5%
   Real Estate-Construction                         3.9          2.7          2.3           2.5          2.4
   Real Estate-Mortgage                            20.1         17.7         18.2          20.0         17.2
   Installment                                     20.4         21.2         20.5          27.2         24.5
   Credit Cards                                     7.8          8.4          9.6           4.2         16.4
--------------------------------------------------------------------------------------------------------------
Total                                             100.0%       100.0%       100.0%        100.0%       100.0%
--------------------------------------------------============================================================

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $26,010,000 adequate to cover losses inherent in loans outstanding at December 31, 1999. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators and the Company's independent certified public accountants.

---------------------------------------------------------------------------------------------------------------
Deposits                                                                                            (Table 10)
---------------------------------------------------------------------------------------------------------------
A breakdown of average deposits by type for the past three years is as follows (Dollars in thousands):

    Year Ended December 31                          1999                   1998                  1997
---------------------------------------------------------------------------------------------------------------
                                             Average    Average     Average    Average    Average    Average
                                             Balance   Rate Paid    Balance   Rate Paid   Balance   Rate Paid
---------------------------------------------------------------------------------------------------------------
    Demand Deposits                       $  324,777      -      $  344,974      -     $  302,901      -
    Interest-Bearing Demand                  642,237     2.99%      561,068     3.33%     498,464     3.14%
    Savings Deposits                          81,066     2.09        82,487     2.48       68,800     2.08
    Time Deposits                            624,729     5.44       550,898     5.82      555,129     5.82
---------------------------------------------------------------------------------------------------------------
         Total                            $1,672,809             $1,539,427            $1,425,294
------------------------------------------==========-------------==========------------==========--------------

--------------------------------------------------------------------------------
Time Deposits                                                        (Table 11)
--------------------------------------------------------------------------------
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

    At December 31                                                        1999
    ----------------------------------------------------------------------------
    Time deposits in amounts of $100,000 or more maturing in:
         3 months or less                                               $92,265
         Over 3 months through 6 months                                  30,621
         Over 6 months through 12 months                                 23,323
         Over 12 months                                                  42,183
    ----------------------------------------------------------------------------
    Total                                                              $188,392
    -------------------------------------------------------------------=========


--------------------------------------------------------------------------------
Return on Equity and Assets                                          (Table 12)
--------------------------------------------------------------------------------
The following table presents a three year history of certain operating ratios:

       Year Ended December 31                     1999        1998        1997
       -------------------------------------------------------------------------
       Return on Average Assets                   1.03        0.97        0.94
       Return on Average Equity                  16.39       14.25       12.99
       Dividend Payout Ratio                     21.74       27.30       24.97
       Average Equity to Average Assets Ratio     6.30        6.83        7.24


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

  Year Ended December 31                          1999        1998        1997
  ------------------------------------------------------------------------------
  Federal Funds Purchased:
       Ending Balance                           $38,760     $53,530     $41,340
       Ending Balance Rate                        5.01%       4.49%       5.41%
       Largest Month-End Balance               $117,160     $54,170     $64,010
       Average Balance                          $57,162     $42,375     $38,338
       Average Interest Rate                      4.81%       5.18%       5.45%

  Securities Sold Under Repurchase Agreements
       Ending Balance                          $231,556    $188,425    $142,338
       Ending Balance Rate                        4.45%       3.97%       4.76%
       Largest Month-End Balance               $231,556    $188,776    $145,164
       Average Balance                         $191,097    $173,729    $117,647
       Average Interest Rate                      4.22%       4.56%       4.79%

       Federal funds purchased transactions are borrowings of immediately available bank funds, for one business day, at a specified interest rate.

       Securities sold under repurchase agreements are transactions in which the
       Company  sells   securities   and  agrees  to  repurchase  the  identical
       securities at a specified date for a specified price.


ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------    -----------------------------------------------------------

      Information concerning this item may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------


INTRUST FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
December 31, 1999 and 1998

--------------------------------------------------------------------------------
Dollars in thousands except per share data                 1999          1998
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents:
   Cash and due from banks                             $  109,548    $  132,056
   Federal funds sold and securities purchased under
        agreements to resell                               46,240        68,550
--------------------------------------------------------------------------------
      Total cash and cash equivalents                     155,788       200,606
--------------------------------------------------------------------------------
 Investment securities:
   Held-to-maturity                                        65,849       176,305
   Available-for-sale                                     361,503       211,515
--------------------------------------------------------------------------------
      Total investment securities                         427,352       387,820
--------------------------------------------------------------------------------
 Loans held-for-sale                                       32,444        34,834
 Loans, net of allowance for loan losses of
   $26,010 in 1999 and $21,703 in 1998                  1,596,194     1,393,075
 Land, buildings and equipment, net                        38,656        29,509
 Accrued interest receivable                               16,252        15,223
 Other assets                                              71,767        54,398
--------------------------------------------------------------------------------
      Total assets                                     $2,338,453    $2,115,465
-------------------------------------------------------=========================

Liabilities and Stockholders' Equity
 Deposits:
   Demand                                              $  283,554    $  402,178
   Savings and interest-bearing demand                    828,799       690,159
   Time                                                   706,123       555,017
--------------------------------------------------------------------------------
      Total deposits                                    1,818,476     1,647,354
--------------------------------------------------------------------------------
 Short-term borrowings:
   Federal funds purchased and securities sold under
        agreements to repurchase                          270,316       241,955
   Other                                                   10,392         2,260
--------------------------------------------------------------------------------
       Total short-term borrowings                        280,708       244,215
--------------------------------------------------------------------------------
 Accounts payable and accrued liabilities                  17,886        13,207
 Notes payable                                             10,000        12,500
 Convertible capital notes                                      0        11,078
 Guaranteed preferred beneficial interests in the
   Company's subordinated debentures                       57,500        57,500
--------------------------------------------------------------------------------
       Total liabilities                                2,184,570     1,985,854
--------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
   authorized, 2,783,650 shares issued in 1999
   and 2,418,573 issued in 1998                            13,918        12,093
 Capital surplus                                           21,673        12,464
 Retained earnings                                        156,653       139,078
 Treasury stock, at cost (391,498 shares in 1999
   and 391,824 shares in 1998)                            (35,965)      (34,626)
Accumulated other comprehensive income (loss)              (2,396)          602
--------------------------------------------------------------------------------
      Total stockholders' equity                          153,883       129,611
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,338,453    $2,115,465
-------------------------------------------------------=========================

 The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------
Dollars in thousands except per share data         1999       1998       1997
--------------------------------------------------------------------------------
Interest income:
 Loans                                           $131,082   $119,077   $112,236
 Investment securities:
   Taxable                                         21,153     20,263     16,398
   Nontaxable                                         712        988      1,396
 Federal funds sold, securities purchased
    under agreements to resell, and other           2,259      6,555      2,424
--------------------------------------------------------------------------------
   Total interest income                          155,206    146,883    132,454
--------------------------------------------------------------------------------
Interest expense:
 Deposits:
   Savings and interest-bearing demand             19,542     19,645     17,002
   Time                                            34,015     32,088     32,282
 Federal funds purchased and securities sold
    under agreements to repurchase                 11,131     10,613      7,879
 Convertible capital notes                            927      1,003      1,010
 Subordinated debentures                            4,738      4,475          0
 Other borrowings                                   1,186      1,501      1,974
--------------------------------------------------------------------------------
   Total interest expense                          71,539     69,325     60,147
--------------------------------------------------------------------------------
   Net interest income                             83,667     77,558     72,307
Provision for write-down of loans
   held-for-sale                                        0          0      4,645
Provision for loan losses                          10,940     11,090      8,240
--------------------------------------------------------------------------------
   Net interest income after provision
      for loan losses                              72,727     66,468     59,422
--------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts               12,323     11,008     10,001
 Fiduciary income                                  13,262     10,509      7,979
 Credit card fees                                   9,204      8,824     13,019
 Securities gains                                     540        126        165
 Other service charges, fees and income            11,830     12,170      9,965
--------------------------------------------------------------------------------
   Total noninterest income                        47,159     42,637     41,129
--------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                    42,007     38,548     35,187
 Net occupancy and equipment expense               10,619      9,081      8,819
 Advertising and promotional activities             4,007      4,578      4,282
 Data processing expense                            4,692      3,961      3,605
 Supplies                                           2,799      2,508      2,334
 Postage and dispatch                               2,243      2,132      2,200
 Goodwill amortization                              1,947      1,620      1,615
 Deposit insurance assessment                         268        244        151
 Other                                             14,508     14,709     16,434
--------------------------------------------------------------------------------
   Total noninterest expense                       83,090     77,381     74,627
--------------------------------------------------------------------------------
   Income before provision for income taxes        36,796     31,724     25,924
Provision for income taxes                         14,338     12,190      9,260
--------------------------------------------------------------------------------
   Net income                                    $ 22,458   $ 19,534   $ 16,664
-------------------------------------------------===============================

Per share data:
--------------------------------------------------------------------------------
   Basic earnings per share                        $10.98      $9.10      $7.60
-------------------------------------------------===============================
   Diluted earnings per share                      $ 9.48      $7.90      $6.74
-------------------------------------------------===============================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION  Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1999, 1998 and 1997

                                                                                                 Accumulated
                                                                                                    Other          Total
                                                        Common   Capital   Retained   Treasury   Comprehensive   Stockholders'
Dollars in thousands except per share data              Stock    Surplus   Earnings    Stock     Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1996                            $12,075   $12,377   $112,374   $(14,799)     $    67        $122,094
Comprehensive income:
  Net income                                                 0         0     16,664          0            0          16,664
  Other comprehensive income-
    Unrealized gains (losses) on securities
      arising during the period, net of tax of $286          0         0          0          0          429             429
    Reclassification adjustment for (gains)
      losses on securities included in net income,
      net of tax of $66                                      0         0          0          0          (99)            (99)
                                                                                                                -------------
    Total other comprehensive income                                                                                   330
                                                                                                                -------------
Total comprehensive income                                   0         0          0          0            0          16,994
Cash dividends ($1.90 per share)                             0         0     (4,161)         0            0          (4,161)
Purchase of treasury stock                                   0         0          0     (2,282)           0          (2,282)
------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1997                             12,075    12,377    124,877    (17,081)         397         132,645
Comprehensive income:
  Net income                                                 0         0     19,534          0            0          19,534
  Other comprehensive income-
    Unrealized gains (losses) on securities
      arising during the period, net of tax of $187          0         0          0          0          281             281
    Reclassification adjustment for (gains)
      losses on securities included in net income,
      net of tax of $50                                      0         0          0          0          (76)            (76)
                                                                                                                -------------
    Total other comprehensive income                                                                                   205
                                                                                                                -------------
Total comprehensive income                                   0         0          0          0            0          19,739
Cash dividends ($2.50 per share)
                                                             0         0     (5,333)         0            0          (5,333)
Capital notes converted to common stock                     18        87          0          0            0             105
Purchase of treasury stock                                   0         0          0    (17,589)           0         (17,589)
Exercise of stock options                                    0         0          0         44            0              44
------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1998                             12,093    12,464    139,078    (34,626)         602         129,611
Comprehensive income:
  Net income                                                 0         0     22,458          0            0          22,458
  Other comprehensive income-
    Unrealized gains (losses) on securities
      arising during the period, net of tax of $1,783        0         0          0          0       (2,674)         (2,674)
    Reclassification adjustment for (gains)
      losses on securities included in net income,
      net of tax of $216                                     0         0          0          0         (324)           (324)
                                                                                                                -------------
    Total other comprehensive income (loss)                                                                          (2,998)
                                                                                                                -------------
Total comprehensive income                                   0         0          0          0            0          19,460
Cash dividends ($2.40 per share)                             0         0     (4,883)         0            0          (4,883)
Capital notes converted to common stock                  1,825     9,117          0          0            0          10,942
Purchase of treasury stock                                   0         0          0     (1,845)           0          (1,845)
Exercise of stock options                                    0        92          0        506            0             598
-----------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1999                            $13,918   $21,673   $156,653   $(35,965)     $(2,396)       $153,883
-------------------------------------------------------======================================================================

The accompanying  notes are an integral part of these  consolidated  financial statements.

INTRUST FINANCIAL CORPORATION  Consolidated Statements of Cash Flows Years Ended
December 31, 1999, 1998 and 1997

---------------------------------------------------------------------------------------------------
Dollars in thousands                                              1999        1998        1997
---------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                     $  22,458   $  19,534   $  16,664
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses and write-downs                       10,940      11,090      12,885
   Provision for depreciation and amortization                      7,907       6,887       6,594
   Amortization of premium and accretion of discount
     on investment securities                                        (294)       (947)       (580)
   Gain on sale of investment securities                             (540)       (126)       (165)
   Loss on retirement of convertible capital notes                    325         114           0
   Changes in assets and liabilities, net of effect
       of acquisition of branches:
     Loans held for sale                                            2,390     (18,412)     (3,518)
     Other assets                                                     (79)     (7,852)     (1,589)
     Income taxes                                                   1,148       8,586       4,975
     Interest receivable                                           (1,029)     (2,268)     (1,493)
     Interest payable                                               2,349        (311)        167
     Other liabilities                                               (368)        (79)        (15)
     Other                                                            (29)        198         222
---------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                       45,178      16,414      34,147
---------------------------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
 Purchase of investment securities                               (225,406)   (256,235)   (170,777)
 Investment securities matured or called                          181,147     177,094     158,866
 Proceeds from sale of investment securities                          592         161       1,463
 Net increase in loans                                           (212,872)   (161,737)   (235,519)
 Proceeds from sale of loans                                            0           0     102,697
 Purchases of land, buildings and equipment                        (8,392)     (7,697)     (4,770)
 Proceeds from sale of land, buildings and equipment                  475         318       2,297
 Proceeds from sale of other real estate and repossessions          1,509       2,679       3,364
 Other                                                             (1,232)       (766)     (1,341)
---------------------------------------------------------------------------------------------------
   Net cash absorbed by investing activities                     (264,179)   (246,183)   (143,720)
---------------------------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
 Proceeds from assumption of liabilities and acquisition
   of assets of bank branches, net                                205,867           0           0
 Net increase (decrease) in deposits                              (58,994)     94,588     124,371
 Net increase in short-term borrowings                             36,493      53,030      62,310
 Payments on notes payable                                         (2,500)    (10,500)     (2,660)
 Proceeds from notes payable                                            0           0       8,000
 Retirement of convertible capital notes                             (461)       (150)          0
 Proceeds from subordinated debentures, net of issuance costs           0      55,176           0
 Cash dividends                                                    (4,883)     (5,333)     (4,161)
 Purchase of treasury stock                                        (1,339)    (17,545)     (2,282)
---------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                      174,183     169,266     185,578
---------------------------------------------------------------------------------------------------

   Increase (decrease) in cash and cash equivalents               (44,818)    (60,503)     76,005

Cash and cash equivalents at beginning of year                    200,606     261,109     185,104

---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $ 155,788   $ 200,606   $ 261,109
----------------------------------------------------------------===================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

INTRUST  FINANCIAL  CORPORATION
Notes to Consolidated Financial Statements
December 31, 1999, 1998, and 1997
Dollars in thousands except per share data


1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   INTRUST Financial Corporation (the "Company") is a bank holding company incorporated under the laws of the state of Kansas and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of INTRUST Bank, N.A., Wichita, Kansas, Will Rogers Bank, Oklahoma City, Oklahoma (the "Subsidiary Banks"), NestEgg Consulting Inc., INTRUST Capital Trust and INTRUST Community Development Corporation (the "Subsidiaries"). The Company's primary business is providing customers in Kansas and Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage services.

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

   b) INVESTMENT SECURITIES - Debt securities and equity securities which have a readily determinable market value that may be sold in response to changes in interest rates or prepayment risk are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses reported as a separate component of other comprehensive income, net of income taxes. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities, which do not have a readily determinable market value, are carried at cost. Gains and losses on the sale of investment securities are included as a component of noninterest income. Applicable income taxes, if any, are included in income taxes. The basis of the securities sold is determined by the specific identification of each security.

   c) LOANS HELD-FOR-SALE - Loans originated and/or intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

   d) LOANS - Loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or
(c) principal or interest has been in default for a period of 90 days or more unless the obligation is both well secured and in the process of collection. Any accrued but unpaid interest previously recorded on such loans is reversed against current period interest income.

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

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   g) OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair market value at the date of settlement, foreclosure or abandonment. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred. These assets are included as a component of other assets in the consolidated statements of financial condition and amounted to $495 and $114 at December 31, 1999 and 1998, respectively.

   h) GOODWILL AND CORE DEPOSIT PREMIUM - The excess of cost over fair value of net assets acquired is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship. These assets are included as a component of other assets and amounted to $26,424 and $13,369, net of accumulated amortization, at December 31, 1999 and 1998, respectively.

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

                                                                1999        1998        1997
----------------------------------------------------------------------------------------------
Net income for basic earnings per share                       $22,458     $19,534     $16,664
Interest expense on convertible debt, net of taxes                575         652         656
----------------------------------------------------------------------------------------------
Net income for diluted earnings per share                     $23,033     $20,186     $17,320
------------------------------------------------------------==================================

Weighted average shares for basic earnings per share        2,045,623   2,147,118   2,193,268
Shares issuable upon exercise of stock options                 40,168      35,468       2,262
Shares issuable upon conversion of capital notes              343,152     371,644     373,967
----------------------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share      2,428,943   2,554,230   2,569,497
------------------------------------------------------------==================================

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

                                                 1999         1998        1997
--------------------------------------------------------------------------------
Interest                                       $69,190      $69,636     $59,974
Income taxes                                    13,190        3,626       4,285

Noncash investing and financing activities included the following:

                                                 1999         1998        1997
--------------------------------------------------------------------------------

Loans transferred to other assets              $ 1,941      $ 2,098     $ 3,145
Capital notes converted to common stock         10,942          105           0
Investments transferred from held-to-maturity
  at amortized cost                                  0            0      (3,651)
Investments transferred to available-for-sale
  at estimated market value                          0            0       4,118


2) ACQUISITION

   On September 24, 1999, INTRUST Bank, N. A. assumed liabilities totaling $246,779, consisting primarily of banking customer deposits of $243,671, and acquired $30,653 million in assets, including goodwill of $15,158, related to twenty bank branch offices. Cash consideration of $216,126 was paid to INTRUST Bank, N. A. Concurrent with this transaction, $15,160 was paid to another institution in connection with a single branch disposition.

   The above transaction has been accounted for as a purchase, and accordingly, the acquired assets and liabilities assumed have been recorded at their fair value at acquisition date and the operating results of the acquisition is included in the Company's consolidated statements of income from the date of acquisition.

3) INVESTMENT SECURITIES

   The amortized cost and estimated fair values of investment securities are as follows at December 31:

                                                   Gross       Gross
 1999                                 Amortized  Unrealized  Unrealized   Fair
 ----                                   Cost        Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity                  $  2,003      $  0       $    1   $  2,002
    Available-for-sale                  35,830         1          206     35,625
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity                    40,497         1          140     40,358
    Available-for-sale                 226,763         0        2,701    224,062
Mortgage-backed securities
    Held-to-maturity                    12,170       152           33     12,289
    Available-for-sale                  99,379         8        1,077     98,310
Obligations of state and
  political subdivisions:
    Held-to-maturity                    11,179       169           40     11,308
    Available-for-sale                     102         0           18         84
Equity Securities:
    Available-for-sale                   3,422         0            0      3,422

--------------------------------------------------------------------------------
    Total held-to-maturity            $ 65,849      $322       $  214   $ 65,957
--------------------------------------==========================================
    Total available-for-sale          $365,496      $  9       $4,002   $361,503
--------------------------------------==========================================

                                                   Gross       Gross
 1999                                 Amortized  Unrealized  Unrealized   Fair
 ----                                   Cost        Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity                  $ 33,310     $  218       $  0    $ 33,528
    Available-for-sale                  20,063        165          0      20,228
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity                   116,656        784         17     117,423
    Available-for-sale                 187,015        815        231     187,599
Mortgage-backed securities
    Held-to-maturity                    12,901        453          0      13,354
    Available-for-sale                     517         93          0         610
Obligations of state and
  political subdivisions:
    Held-to-maturity                    13,438        562          0      14,000
    Available-for-sale                     102          0          0         102
Equity Securities:
    Available-for-sale                   2,814        162          0       2,976
--------------------------------------------------------------------------------
    Total held-to-maturity            $176,305     $2,017       $ 17    $178,305
--------------------------------------==========================================
    Total available-for-sale          $210,511     $1,235       $231    $211,515
--------------------------------------==========================================

   Proceeds from sales of investment securities during 1999, 1998 and 1997 were $592, $161 and $1,463, respectively. Gross realized gains on sales of available-for-sale securities were $540, $126 and $165 in 1999, 1998 and 1997, respectively. No losses were realized on sales of available-for-sale securities in 1999, 1998 or 1997.

   The amortized cost and estimated fair value of investment securities at December 31, 1999 by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized     Fair
                                                            Cost       Value
--------------------------------------------------------------------------------
Due in one year or less:
   Held-to-maturity                                      $ 36,724     $ 36,710
   Available-for-sale                                      95,196       94,741
Due after one year through five years:
   Held-to-maturity                                        14,819       14,753
   Available-for-sale                                     167,397      164,946
Due after five years through ten years:
   Held-to-maturity                                         1,505        1,536
   Available-for-sale                                           0            0
Due after ten years:
   Held-to-maturity                                           631          669
   Available-for-sale                                         102           84

Mortgage-backed securities:
   Held-to-maturity                                        12,170       12,289
   Available-for-sale                                      99,379       98,310

Equity securities                                           3,422        3,422
--------------------------------------------------------------------------------
     Total held-to-maturity                              $ 65,849     $ 65,957
---------------------------------------------------------=======================
     Total available-for-sale                            $365,496     $361,503
---------------------------------------------------------=======================

   Investment securities, which are under the Company's control, with a book value of $388,719 and $326,120 at December 31, 1999 and 1998, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.


4) LOANS HELD-FOR-SALE

   Loans  held-for-sale  at December 31, 1999 and 1998  consisted of $32,444 and
$34,834,   respectively,   of  mortgage  loans  accounted  for  at  cost,  which
approximated market value.

   During 1997, the Company sold a portion of its credit card portfolio to a third party. These loans, which aggregated $118,728, had been written down to their estimated market value of $89,158 in 1996, and then were written down an additional $4,645 prior to their ultimate disposition in 1997.


5) LOANS

   The composition of the loan portfolio at December 31, is as follows:

                                                        1999         1998
--------------------------------------------------------------------------------
Commercial, financial and agricultural               $  775,027   $  707,326
Real estate-construction                                 63,112       38,137
Real estate-mortgage                                    326,174      250,282
Installment, excluding credit card                      330,732      299,884
Credit card                                             127,159      119,149
--------------------------------------------------------------------------------
   Subtotal                                           1,622,204    1,414,778
Allowance for loan losses                               (26,010)     (21,703)
--------------------------------------------------------------------------------
   Net Loans                                         $1,596,194   $1,393,075
-----------------------------------------------------===========================

   Certain directors and executive officers of the Company or related parties of the directors had loans from the Subsidiary Banks aggregating $42,585 and $31,949 at December 31, 1999 and 1998, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.

   Transactions involving such loans were as follows:

--------------------------------------------------------------------------------
Loans at December 31, 1998                                            $ 31,949
Additions                                                               53,363
Repayments                                                             (42,727)
--------------------------------------------------------------------------------
   Loans at December 31, 1999                                         $ 42,585
----------------------------------------------------------------------==========

   The following table discloses information about the recorded investment in loans that the Company has classified as impaired:
            (A)            (B)                 (C)                    (D)
                    Amount in (A) for                          Amount in (A) for
           Total    Which There Is a         Allowance         Which There Is No
 Year     Impaired  Related Allowance     Associated With      Related Allowance
 End       Loans    for Credit Losses      Amounts in (B)      for Credit Losses
-----    ---------  -----------------     ---------------      -----------------
1999      $1,057          $  14                 $  1                 $1,043
1998      $2,054          $ 262                 $130                 $1,792

   The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998, was $2,076 and $2,655, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The was no interest income recognized on impaired loans for the years ended December 31, 1999 and 1998.


6)  ALLOWANCE FOR LOAN LOSSES

   Transactions in the allowance for loan losses were as follows:

                                               1999        1998        1997
--------------------------------------------------------------------------------
Balance at beginning of year                  $21,703     $17,932     $15,536
Provision charged to expense                   10,940      11,090       8,240
Allowance related to assets acquired              310           0           0
Loans charged-off                              (9,183)     (9,180)     (7,783)
Recoveries                                      2,240       1,861       1,939
--------------------------------------------------------------------------------
   Balance at end of year                     $26,010     $21,703     $17,932
----------------------------------------------==================================


7) LAND, BUILDINGS AND EQUIPMENT

   A summary of land, buildings and equipment is as follows:

                                                                December 31,
                                                              1999       1998
--------------------------------------------------------------------------------
Land                                                        $  6,019   $  5,043
Buildings and improvements                                    40,464     32,544
Furniture, fixtures and equipment                             32,939     30,099
--------------------------------------------------------------------------------
                                                              79,422     67,686
Less accumulated depreciation                                (40,766)   (38,177)
--------------------------------------------------------------------------------
   Total                                                    $ 38,656   $ 29,509
------------------------------------------------------------====================

   Depreciation expense for the years 1999, 1998 and 1997 was approximately $4,873, $4,161 and $4,099, respectively.


8) TIME DEPOSITS

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 1999 and 1998 were $188,392 and $134,863, respectively. Interest expense on this classification of time deposits for the years ended December 31, 1999, 1998 and 1997 totaled $9,831, $7,897 and $7,569, respectively.

   At December  31,  1999,  the  scheduled  maturities  of time  deposits are as follows:
 2000                                                                  $433,276
 2001                                                                   142,378
 2002                                                                    55,334
 2003                                                                    19,455
 2004 and thereafter                                                     55,680
--------------------------------------------------------------------------------
   Total                                                               $706,123
-----------------------------------------------------------------------=========


9) SHORT-TERM BORROWINGS

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 1999, 1998 and 1997, was $297,459, $244,215 and $191,185, respectively. For the years ended December 31, 1999, 1998 and 1997, the weighted average interest rate on these borrowings was 4.4%, 4.8% and 5.0%, respectively, on average balances outstanding of $260,036, $230,757 and $164,858, respectively.


10) LONG-TERM DEBT AND CAPITAL SECURITIES

NOTES PAYABLE
   Notes payable at December 31, 1999 and 1998 consist of a term loan from another financial institution. The term loan carries a floating rate of interest and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The floating interest rate reprices based on a Eurodollar interest period selected by the Company. The rate on the indebtedness is computed based on a premium to the lender's Eurodollar Base Rate. The indebtedness is secured by the outstanding common stock of INTRUST Bank N.A. At December 31, 1999, the interest rate on the term loan was 7.70%.

   The Company has a $10,000 line of credit agreement, subject to annual renewal, with the financial institution that has issued the term loan. At December 31, 1999 and 1998, there was no outstanding principal balance under this credit facility. The interest rate on the line of credit is calculated in the same manner as the term loan.

   In accordance with the term loan and line of credit agreements, certain covenants exist that require the Company to meet specifications regarding levels of capitalization, nonperforming assets, total indebtedness and net worth, among others. At December 31, 1999, the Company was in compliance with these covenants.

CONVERTIBLE CAPITAL NOTES
   The convertible subordinated capital notes (the "notes"), bearing interest at 9%, matured on December 22, 1999. The notes were convertible, at the note holder's option, into the Company's common stock at a conversion price of $30.00 per share. At maturity, to the extent that the notes had not been previously retired through redemption or conversion, the principal amount of the notes were repaid either in cash, at the note holder's election, or by exchange for the Company's common stock based upon the market value (as defined) of the Company's common stock at the maturity date of the notes.

   In 1999, notes, with a face value of $136 were redeemed for cash, and notes, with a face value of $10,942, were converted into 365,077 shares of the Company's common stock. In 1998, notes, with a face value of $36 were redeemed for cash, and notes, with a face value of $105, were converted into 3,502 shares of the Company's common stock.


11) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S SUBORDINATED DEBENTURES

   In  January  1998,  INTRUST  Capital  Trust  ("Trust"),   a  special  purpose
subsidiary of the Company, issued $57,500 in cumulative trust preferred securities. These preferred securities, which qualify as capital for regulatory reporting purposes, have a dividend rate of 8.24%, and will mature on January 31, 2028, unless called or extended by the Company.

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

12) EMPLOYEE BENEFIT PLANS

EMPLOYEE RETIREMENT PLAN
   The Company's employee retirement plan covers substantially all full-time employees who meet eligibility requirements as to age and tenure. The plan provides retirement benefits that are a function of both the years of service and the highest level of compensation during any consecutive five-year period during the ten-year period preceding retirement. The Company's funding policy is to fund the amount necessary to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Plan assets are invested primarily in U.S. Government and Federal agency securities, corporate obligations, mutual funds and listed stocks. Pension expense for 1999, 1998 and 1997 was $567, $943 and $321, respectively.

   The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements.
                                                                December 31,
                                                              1999       1998
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation:
     Vested                                                 $ 7,472      7,649
     Non-vested                                                 224        178
--------------------------------------------------------------------------------
        Total                                               $ 7,696      7,827
------------------------------------------------------------====================

Change in projected benefit obligation
   Projected benefit obligation at beginning of year        $10,396    $ 8,821
   Service cost                                                 837        781
   Interest cost                                                693        596
   Plan amendments                                                0        372
   Actuarial gain                                               509        506
   Benefits paid                                             (1,601)    (1,207)
   Special termination benefits                                   0        527
--------------------------------------------------------------------------------
   Projected benefit obligation at end of year               10,834     10,396
--------------------------------------------------------------------------------

Change in plan assets
   Fair value of plan assets at beginning of year            10,623     10,288
   Actual return on plan assets                               1,138        938
   Employer contribution                                        566        604
   Benefits paid                                             (1,601)    (1,207)
--------------------------------------------------------------------------------
   Fair value of plan assets at end of year                  10,726     10,623
--------------------------------------------------------------------------------

Funded status                                                  (108)       227
Unrecognized net transition asset being amortized over
  15 years                                                     (190)      (285)
Unrecognized net (gain) loss due from assumptions made          586        348
Unrecognized prior service cost                                  (6)        (7)
--------------------------------------------------------------------------------
   Prepaid pension cost                                     $   282    $   283
------------------------------------------------------------====================

   Pension expense is comprised of the following:

                                                       1999      1998      1997
--------------------------------------------------------------------------------
Service cost-benefits earned during the year          $ 837     $ 781     $ 647
Interest cost on projected benefit obligation           693       596       514
Return on plan assets                                  (867)     (865)     (698)
Amortization of transition asset                        (95)      (95)      (95)
Prior service cost recognized                            (1)       (1)      (47)
Net loss from settlement                                  0       527         0
--------------------------------------------------------------------------------
       Total                                          $ 567     $ 943     $ 321
------------------------------------------------------==========================

   The weighted average discount rate used was 7.00% for each of the past three years. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.

   During 1998, the Company recognized $527 in pension expense arising from an early retirement program that was offered to employees that met certain eligibility requirements as to age. No such program was offered in 1999 or 1997.

DEFERRED COMPENSATION
   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9%, depending on individual agreements. At December 31, 1999 and 1998, $3,942 and $4,091 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. Expense recognized in 1999, 1998 and 1997 was $664, $726 and $656, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

DEFINED CONTRIBUTION PLAN
   The Company has a defined contribution plan in which all employees may elect to participate. The Company matches employee contributions up to 6% of salary. The matching percentage varies based on employee tenure with the Company. The Company also maintains a non-qualified plan that contains contributions made by employees in prior years. The Company's contributions to these plans in 1999, 1998 and 1997 were $983, $798 and $759, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of income.

STOCK INCENTIVE PLAN
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price of any options granted under the Plan cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant. The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 1999:

                                                                   Weighted
                                                                    Average
                                                    Number      Exercise Price
                                                  ----------    --------------

Options outstanding as of December 31, 1996          55,000         $60.86
1997:
   Granted                                           30,000         $86.00
                                                   ---------
Options outstanding as of December 31, 1997          85,000         $69.74
1998:
   Granted                                           35,500        $130.00
   Exercised                                                        $58.00
                                                       (750)
                                                   ---------
Options outstanding as of December 31, 1998         119,750         $87.67
1999:
   Granted                                           46,725        $133.00
   Exercised                                        (29,429)        $64.78
                                                   ---------
Options outstanding as of December 31, 1999         137,046        $100.40
                                                   =========

Outstanding options exercisable as of:
   December 31, 1997                                 17,500         $59.80
   December 31, 1998                                 33,750         $64.84
   December 31, 1999                                 26,409         $80.62

   Had compensation expense for stock options granted under the Plan been determined based upon the fair value at grant date for awards under the Plan, net income and diluted earnings per share would have been reduced by approximately $680,000 or $.28 per share in 1999, $390,000 or $.15 per share in 1998 and $260,000 or $.10 per share in 1997. The estimated fair value of options granted was $33.30, $22.92 and $17.80 in 1999, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. An expected dividend rate of 2.25% and expected volatility of 10.4% were used in the fair value computation for each of the years in the three-year period. Risk-free interest rate assumptions of 6.52%, 4.59% and 5.4% were used in 1999, 1998 and 1997, respectively.

13) INCOME TAXES

   The provision (benefit) for income taxes from operations includes the following components:

                                                   1999       1998        1997
--------------------------------------------------------------------------------
Current:
   Federal                                       $13,876    $12,379     $(4,717)
   State                                           1,945         83         424
--------------------------------------------------------------------------------
                                                  15,821     12,462      (4,293)
--------------------------------------------------------------------------------
Deferred:
   Federal                                        (1,373)    (2,203)     13,276
   State                                            (110)     1,931         277
--------------------------------------------------------------------------------
                                                  (1,483)      (272)     13,553
--------------------------------------------------------------------------------
     Total                                       $14,338    $12,190     $ 9,260
-------------------------------------------------===============================

   The provision (benefit) for income taxes noted above produced effective income tax rates of 39.0%, 38.4% and 35.7% for the years ended December 31, 1999, 1998 and 1997, respectively. The reconciliations of these effective income tax rates to the federal statutory rates are shown below:

                                                   1999       1998        1997
--------------------------------------------------------------------------------
Total income tax as reported                       39.0%      38.4%       35.7%
Tax exempt income                                   0.7        1.3         2.0
Amortization of excess purchase price over
   net assets acquired                             (1.5)      (1.8)       (2.1)
State income tax, net of federal income
   tax benefit                                     (3.2)      (4.1)       (1.7)
Other                                               0.0        1.2         1.1
--------------------------------------------------------------------------------
     Federal statutory rate                        35.0%      35.0%       35.0%
---------------------------------------------------=============================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented as follows:

                                                               1999       1998
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                                  $10,059   $ 8,218
   Deposits                                                     2,053     2,036
   Unrealized loss on available-for-sale securities             1,597         0
   Deferred compensation                                        1,528     1,549
   Net operating loss carryforwards                               301     1,194
   Buildings and equipment                                        421       328
   Investment securities                                          113       181
   Other real estate owned                                        176       172
   Other                                                          392       341
--------------------------------------------------------------------------------
    Total gross deferred tax assets                            16,640    14,019
   Less valuation allowances                                      300       773
--------------------------------------------------------------------------------
    Deferred tax assets, net of valuation allowances           16,340    13,246
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Unrealized gain on available-for-sale securities                 0      (402)
   Pension                                                       (329)     (324)
   Prepaid loan fees                                             (230)     (265)
   Loans                                                          (39)     (206)
   Core deposit premium                                            (8)      (22)
   Other                                                         (136)      (26)
--------------------------------------------------------------------------------
    Total gross deferred tax liabilities                         (742)   (1,245)
--------------------------------------------------------------------------------
    Net deferred tax assets                                   $15,598   $12,001
--------------------------------------------------------------==================

   Current income taxes payable of $2,682 and $590 were included in accounts payable and accrued liabilities at December 31, 1999 and 1998 respectively. The net deferred tax assets noted above were included in other assets.

   At December 31, 1999, the Company had net operating loss deductions available for carryforward of approximately $4,313 for state purposes that expire in varying amounts from 2000 through 2006.

   The valuation allowance at December 31, 1999 is attributable to certain net operating loss carryforwards for state tax purposes.


14) COMMITMENTS AND CONTINGENT LIABILITIES

   At December 31, 1999, the Subsidiary Banks were required to have $27,965 held as reserves with the Federal Reserve Bank.

   At December 31, 1999, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized as follows:
                                                                      Minimum
                                                                      Payments
--------------------------------------------------------------------------------
2000                                                                   $ 3,368
2001                                                                     3,194
2002                                                                     3,016
2003                                                                     2,127
2004                                                                     2,099
Remainder                                                               10,410
--------------------------------------------------------------------------------
  Total                                                                $24,214
-----------------------------------------------------------------------=========

   Lease rentals included in net occupancy and equipment expense for the years ended December 31, 1999, 1998 and 1997 amounted to $2,081, $1,462 and $1,057, respectively.

   Payments on long-term data processing  agreements included in data processing
expense  for  the  years  ended  December  31,  1999,   1998  and  1997  totaled
approximately $1,686, $1,621 and $1,559, respectively.

   One of the Company's data processing agreements has a term of eight years ending in the year 2003. The Company has the option to terminate this data processing agreement by paying a cancellation fee that is based on the number of months remaining under the original contract term.

 A subsidiary of the Company has been named as a defendant in a lawsuit claiming damages of approximately $4,000. The Company believes it has meritorious and substantial defenses to the claims contained in this lawsuit. However, the uncertainties of litigation make it difficult to predict the outcome of this lawsuit. In addition, the Company and its Subsidiaries are involved in certain claims and suits arising in the ordinary course of business. In the opinion of management, based in part on the advice of legal counsel, potential liabilities arising from these other claims, if any, would not have a significant effect on the Company's consolidated financial position or future results of operations.


15) STOCKHOLDERS' EQUITY

DIVIDEND RESTRICTION
     The Company's ability to pay dividends on its common stock and interest on its indebtedness is dependent upon funds provided by dividends from the Subsidiaries and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $7,086 at December 31, 1999. The payment of dividends by the Subsidiaries is restricted only by regulatory authority. At December 31, 1999, approximately $40,071 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

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

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1999, the consolidated ratios of the Company and for each of the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

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


                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                         For Capital       Prompt Corrective
                                                      Actual          Adequacy Purposes    Action Provisions
                                               --------------------  -------------------  -------------------
                                                 Amount      Ratio     Amount     Ratio     Amount     Ratio
                                               ------------  ------  -----------  ------  -----------  ------
As of December 31, 1999:
    Total Capital (to Risk Weighted Assets):
     Consolidated                                 $212,498   10.6%     $160,849    8.0%        N/A
     INTRUST Bank, N.A.                           $193,713   10.1%     $153,850    8.0%     $192,312   10.0%
     Will Rogers Bank                             $ 12,970   15.8%     $  6,577    8.0%     $  8,221   10.0%
    Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                 $181,948    9.1%     $ 80,424    4.0%        N/A
     INTRUST Bank, N.A.                           $169,658    8.8%     $ 76,925    4.0%     $115,387    6.0%
     Will Rogers Bank                             $ 12,264   14.9%     $  3,288    4.0%     $  4,933    6.0%
    Tier 1 Capital (to Average Assets):
     Consolidated                                 $181,948    7.9%     $ 93,148    4.0%        N/A
     INTRUST Bank, N.A.                           $169,658    7.8%     $ 87,354    4.0%     $109,192    5.0%
     Will Rogers Bank                             $ 12,264    9.6%     $  5,139    4.0%     $  6,424    5.0%

As of December 31, 1998:
    Total Capital (to Risk Weighted Assets):
     Consolidated                                 $194,282   11.4%     $136,689    8.0%        N/A
     INTRUST Bank, N.A.                           $175,217   10.8%     $129,845    8.0%     $162,306   10.0%
     Will Rogers Bank                             $ 12,755   16.3%     $  6,277    8.0%     $  7,846   10.0%
    Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                 $158,423    9.3%     $ 68,344    4.0%        N/A
     INTRUST Bank, N.A.                           $154,921    9.5%     $ 64,922    4.0%     $ 97,384    6.0%
     Will Rogers Bank                             $ 11,965   15.3%     $  3,138    4.0%     $  4,707    6.0%
    Tier 1 Capital (to Average Assets):
     Consolidated                                 $158,423    7.7%     $ 83,332    4.0%        N/A
     INTRUST Bank, N.A.                           $154,921    7.9%     $ 78,444    4.0%     $ 98,055    5.0%
     Will Rogers Bank                             $ 11,965    9.7%     $  5,008    4.0%     $  6,260    5.0%


16) BUSINESS AND CREDIT CONCENTRATIONS

   The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and credit card loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas; however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 28% of the Company's total loan portfolio is comprised of unsecured credit card loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness. The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.


17)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition. The following summarizes those financial instruments, excluding credit card lines of $867,024, with contract amounts representing credit risk:

     Commitments to extend credit                                     $524,706
     Commercial and standby letters of credit                         $ 38,938

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

   As a result of the securitization transactions, the Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, the Company receives servicing fee income. During 1999, 1998 and 1997, the Company recognized $3,226, $3,465 and $4,813, respectively, in servicing fee income, which is included in credit card fees and other service charges, fees and income in the accompanying consolidated statements of income.

   In connection with these securitization transactions, the Company was required to establish cash reserve accounts for the benefit of the purchasers. These cash reserve accounts represent retained interests in the loans sold as described in Note 1. The retained interests, consisting primarily of the cash reserve accounts, totaled $4,000 and $4,121 at December 31, 1999 and 1998, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.


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

DEPOSIT LIABILITIES
   The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 1999 and 1998. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

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

   The estimated fair values of the Company's financial instruments are as follows:

                                     December 31, 1999       December 31, 1998
                                   ---------------------  ----------------------

                                    Carrying  Estimated    Carrying   Estimated
                                      Value   Fair Value     Value    Fair Value
--------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks          $  114,989 $  114,989  $  132,056  $  132,056
  Federal funds sold and
    securities purchased
    under agreements to resell         46,240     46,240      68,550      68,550
  Investment securities               427,352    427,460     387,820     389,820
  Loans held-for-sale                  32,444     32,444      34,834      34,834
  Loans, net                        1,596,194  1,609,885   1,393,075   1,408,357
  Accrued interest receivable          16,252     16,252      15,223      15,223
--------------------------------------------------------------------------------
Financial liabilities:
  Deposits:
    Demand                         $  283,554 $  283,554   $ 402,178  $  402,178
    Savings and
      interest-bearing demand         828,799    828,799     690,159     690,159
    Time                              706,123    706,886     555,017     562,578
  Short-term borrowings               286,149    286,149     244,215     244,215
  Accrued interest payable              6,716      6,716       4,367       4,367
  Notes payable                        10,000     10,000      12,500      12,500
  Convertible capital notes                 0          0      11,078      46,897
  Guaranteed preferred beneficial
    interests in the Company's
    subordinated debentures            57,500     56,925      57,500      61,238


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


19) SEGMENT REPORTING

   The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has a manager that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has four operating segments: consumer banking, commercial banking, wealth management, and community banking. The consumer banking segment provides personal banking services to customers of the Company. Commercial banking provides banking services to the business customers of the Company. Wealth management offers fiduciary, trust and investment services to its customers. The community banking segment provides comprehensive banking services to customers through bank offices located in Oklahoma. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. Transactions between segments are accounted for as if each segment is an external customer.

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

                                  Consumer     Commercial         Wealth        Community
Year ended December 31, 1999      Banking        Banking        Management       Banking       Total
-------------------------------------------- ---------------- --------------- -------------- -----------
Net interest income-external      $ 65,216     $   28,769        $    40         $  4,866    $   98,891
Net interest income-intercompany    (8,843)             0              0              802        (8,041)
Noninterest income-external         23,686          6,362         15,893            1,473        47,414
Noninterest income-intercompany        164              0            417                0           581
Provision for loan losses            5,060          5,790              0               90        10,940
Depreciation and amortization        4,584            611            926              716         6,837
Segment profit/loss                 19,358         19,463          3,260            2,321        44,402
Assets                             574,988      1,061,440          4,146          128,594     1,769,168
Asset expenditures                   7,770            516            959              359         9,604

                                  Consumer     Commercial         Wealth        Community
Year ended December 31, 1998      Banking        Banking        Management       Banking       Total
------------------------------- ------------ ---------------- --------------- -------------- -----------
Net interest income-external      $ 56,116       $ 25,858        $    29         $  4,603    $   86,606
Net interest income-intercompany    (5,606)             0              0            1,046        (4,560)
Noninterest income-external         22,990          5,656         12,594            1,445        42,685
Noninterest income-intercompany        127             25            346               15           513
Provision for loan losses            6,861          4,189              0               40        11,090
Depreciation and amortization        3,803            547            632              757         5,739
Segment profit/loss                 15,504         17,985            484            2,440        36,413
Assets                             492,470        939,298          4,853          124,821     1,561,442
Asset expenditures                   5,554            120            661              228         6,563

                                  Consumer     Commercial         Wealth        Community
Year ended December 31, 1997      Banking        Banking        Management       Banking       Total
------------------------------- ------------ ---------------- --------------- -------------- -----------
Net interest income-external      $ 46,487       $ 23,780        $     3         $  5,288    $   75,558
Net interest income-intercompany    (2,674)             0              0              206        (2,468)
Noninterest income-external         25,516          3,608          9,544            1,716        40,384
Noninterest income-intercompany        217             43            199                0           459
Provision for loan losses           10,735          2,080              0               70        12,885
Depreciation and amortization        4,264            582            666              647         6,159
Segment profit/loss                  7,977         17,270           (585)           2,499        27,161
Assets                             409,516        842,405          2,269          122,057     1,376,247
Asset expenditures                   4,028            129            338              231         4,726

   Reconciliations of segment revenue, profit or loss, assets, and other items of significance to consolidated amounts are presented in the following tables. Corporate level items are derived from the Company's investment portfolio, fixed assets and other activities not considered by management to be operating segments. Revenues are net of interest expense.

Net Revenues:                                    1999        1998        1997
--------------------------------------------------------------------------------
   Net revenue from segments                   $138,845    $125,244    $113,933
   Net revenue from corporate level not
     allocated to segments                      (15,479)     (9,096)     (2,506)
   Net revenue from intercompany income           7,460       4,047       2,009
--------------------------------------------------------------------------------
   Consolidated net revenue                    $130,826    $120,195    $113,436
-----------------------------------------------=================================

Profit:                                          1999        1998        1997
--------------------------------------------------------------------------------
   Profit from segments                         $44,402     $36,413     $27,160
   Expenses at corporate level not
     allocated to segments                       (7,606)     (4,689)     (1,236)
--------------------------------------------------------------------------------
   Income before tax                            $36,796     $31,724     $25,924
------------------------------------------------================================

Assets:                                          1999        1998        1997
--------------------------------------------------------------------------------
   Assets of segments                         $1,769,168  $1,561,442  $1,376,247
   Corporate level assets                        574,726     554,023     547,575
--------------------------------------------------------------------------------
   Consolidated assets                        $2,343,894  $2,115,465  $1,923,822
----------------------------------------------==================================

                                           Amounts     Amounts not
                                         Reported by   Reported at  Consolidated
Other Items of Significance:        Year  Segments    Segment Level    Amounts
--------------------------------------------------------------------------------
Net interest income                 1999   $98,891      $(15,224)      $83,667
                                    1998    86,606        (9,048)       77,558
                                    1997    75,558        (3,251)       72,307

Provision for loan losses and
 write-down of loans held-for-sale  1999   $10,940       $     0       $10,940
                                    1998    11,090             0        11,090
                                    1997    12,885             0        12,885

Depreciation and amortization       1999   $ 6,837       $ 1,070       $ 7,907
                                    1998     5,739         1,148         6,887
                                    1997     6,159           435         6,594

Asset expenditures                  1999   $ 9,604       $    20       $ 9,624
                                    1998     6,563         1,855         8,418
                                    1997     4,726           657         5,383

The Company has no operations in foreign countries; therefore, geographic information is not presented.


20) NEW ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

21) PARENT COMPANY ONLY FINANCIAL STATEMENTS

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Financial Condition
December 31, 1999 and 1998

--------------------------------------------------------------------------------
Dollars in thousands except per share data                    1999       1998
--------------------------------------------------------------------------------

Assets
  Cash                                                      $  7,425   $ 22,349
  Investment securities, held-to-maturity                        310        607
  Equipment                                                       54         65
  Investment in subsidiaries                                 209,310    184,300
  Current and deferred income taxes                              407          0
  Other                                                        6,424      6,152
--------------------------------------------------------------------------------
    Total assets                                            $223,930   $213,473
------------------------------------------------------------====================

Liabilities and Stockholders' Equity
  Liabilities:
    Accounts payable and accrued liabilities                $    749   $    764
    Accrued interest payable                                      20         99
    Current and deferred income taxes                              0        143
    Notes payable                                             10,000     12,500
    Convertible capital notes payable                              0     11,078
    Subordinated debentures                                   59,278     59,278
--------------------------------------------------------------------------------
    Total liabilities                                         70,047     83,862
--------------------------------------------------------------------------------

Stockholders' equity:
  Common stock, $5 par value; 10,000,000 shares authorized,
    2,783,650 shares issued in 1999 and 2,418,573
    issued in 1998                                            13,918     12,093
  Capital surplus                                             21,673     12,464
  Retained earnings                                          156,653    139,078
  Treasury stock                                             (35,965)   (34,626)
  Accumulated other comprehensive income (loss)               (2,396)       602
--------------------------------------------------------------------------------
    Total stockholders' equity                               153,883    129,611
--------------------------------------------------------------------------------
    Total liabilities and stockholders' equity              $223,930   $213,473
------------------------------------------------------------====================

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 1999, 1998 and 1997


--------------------------------------------------------------------------------
Dollars in thousands except per share data            1999      1998      1997
--------------------------------------------------------------------------------

Dividends from subsidiaries                         $ 1,647   $ 1,538   $ 5,850
Interest income                                         752     1,930       126
Fees charged subsidiary banks                         2,577     2,196     2,110
Other income                                            299       244       439
--------------------------------------------------------------------------------
   Total income                                       5,275     5,908     8,525
--------------------------------------------------------------------------------

Operating expenses:
  Interest expense                                    6,623     6,709     2,571
  Salaries and employee benefits                      2,599     2,313     2,161
  Other expense                                       1,580     1,276     1,035
--------------------------------------------------------------------------------
   Total operating expenses                          10,802    10,298     5,767
--------------------------------------------------------------------------------

Income (loss) before income tax benefit and equity
  in undistributed net income of subsidiaries        (5,527)   (4,390)    2,758

Income tax benefit                                    3,477     2,858     1,614
--------------------------------------------------------------------------------
Income (loss) before equity in undistributed net
  income of subsidiaries                             (2,050)   (1,532)    4,372

Equity in undistributed net income of subsidiaries   24,508    21,066    12,292

--------------------------------------------------------------------------------
Net income                                          $22,458   $19,534   $16,664
----------------------------------------------------============================

Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------
Dollars in thousands                                    1999     1998     1997
--------------------------------------------------------------------------------

Cash provided (absorbed) by operating activities:
   Net income                                         $22,458  $19,534  $16,664
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income
       of subsidiaries                                (24,508) (21,066) (12,292)
     Depreciation                                          27      367      466
     Accretion of discount on investment securities        (5)     (19)     (30)
     Loss on retirement of capital notes                  325      114        0
     Other assets                                        (272)    (278)    (968)
     Accounts payable and accrued liabilities             541      (78)      97
     Income taxes                                      (1,089)     550     (890)
--------------------------------------------------------------------------------
    Net cash provided (absorbed) by
     operating activities                              (2,523)    (876)   3,047
--------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
   Capital expenditures                                   (20)    (127)     (26)
   Purchase of investment securities                        0     (751)       0
   Investment securities matured or called                302      604      165
   Investment in subsidiaries                          (3,500)  (1,779)  (1,884)
--------------------------------------------------------------------------------
    Net cash absorbed by investing activities          (3,218)  (2,053)  (1,745)
--------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
   Payments on notes payable                           (2,500) (10,500)  (2,500)
   Proceeds from notes payable                              0        0    8,000
   Retirement of capital notes                           (461)    (150)       0
   Proceeds from subordinated debt, net of
    issuance costs                                          0   56,954        0
   Dividends paid                                      (4,883)  (5,333)  (4,161)
   Purchase of treasury stock, net                     (1,339) (17,545)  (2,282)
--------------------------------------------------------------------------------
    Net cash provided (absorbed) by
     financing activities                              (9,183)  23,426     (943)
--------------------------------------------------------------------------------
    Increase (decrease) in cash                       (14,924)  20,497      359

Cash at beginning of year                              22,349    1,852    1,493

--------------------------------------------------------------------------------
Cash at end of year                                   $ 7,425  $22,349  $ 1,852
------------------------------------------------------==========================

                          Independent Auditors' Report




The Board of Directors and Stockholders
INTRUST Financial Corporation:

We have audited the accompanying consolidated statement of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                            KPMG LLP

Wichita, Kansas
February 11, 2000

                    Report of Independent Public Accountants


To INTRUST Financial Corporation:

We have audited the accompanying consolidated statement of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma,
   February 19, 1999

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

      This item is not applicable to the Company.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

      Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 2002, 2000 and 2001 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

      RONALD L. BALDWIN, 46, 2002, has been director of the Company and Vice Chairman of IB since 1996. From 1976 until 1996, Mr. Baldwin was employed by Fourth Financial Corporation, an $8 billion banking institution headquartered in Wichita, Kansas. He served Fourth Financial Corporation as executive vice-president.

      RICK L. BEACH, 49, has been Executive Vice President and Chief Credit Officer of the Company since January 1997. He was Senior Vice President of the Company from 1995 to 1997 and Vice President from 1988 to 1995.

      C. ROBERT BUFORD, 66, 2000, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, managing partner of Grand Bluffs Development Co., a real estate development firm, and a director of Barrett Resources Corporation, an oil and gas production and operation firm.

      FRANK L. CARNEY, 61, 2001, has been a director of the Company since 1982. Since 1979, he has been self-employed in a private investment company, Carney Enterprises. Since January 1994, Mr. Carney has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company. He became President and Manager of P.J. (Papa John's Pizza Restaurants) Wichita, L.L.C. in 1996, P.J. Nor-Cal L.L.C. in 1997, and Chairman and Manager of P.J Hawaii L.L.C. in 1998.

      RICHARD G. CHANCE, 52, 2002, has been a director of the Company since 1990. During the past five years, he has been President and Chief Executive Officer of Chance Industries, Inc., producer of amusement rides and manufacturer of transit coaches, trams, and replica trolleys.

      CHARLES Q. CHANDLER, 73, 2001, has been Chairman of the Board and Chief Executive Officer of the Company since 1982. He was Chairman of the Board and Chief Executive Officer of IB from 1975 until 1996. Mr. Chandler was employed by IB since 1950. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

      CHARLES Q. CHANDLER IV, 46, 2000, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. In 1996, he was elected Chairman and President of IB. Mr. Chandler is the son of Charles Q. Chandler.

      GEORGE T. CHANDLER, 78, 2000, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt, Kansas. Mr. Chandler is an uncle of Charles Q. Chandler.

      STEPHEN L. CLARK, 58, 2000, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Clark has been owner of Clark Investment Group which primarily invests in real estate development including office buildings and self-storage units.

      ROBERT L. DARMON, 75, 2000, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970. He is Chairman of the Company's Audit Committee.

      CHARLES W. DIEKER, 64, 2001, has been a director of the Company since 1982. Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

      MARTIN K. EBY Jr., 65, 2000, has been a director of the Company since 1982. During the past five years, Mr. Eby has been Chief Executive Officer and Chairman of the Board of Eby Corporation, which is the parent company of Martin
K. Eby Construction Co. Inc. In 1992, Mr. Eby became a director of SBC Communications, Inc.

      RICHARD M. KERSCHEN, 58, 2001, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kerschen has been Chairman of the Board and President of The Law Company, Inc. a commercial real estate construction company.

      THOMAS D. KITCH, 56, 2001, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kitch has been a practicing attorney with the law firm of Fleeson, Gooing, Coulson & Kitch, LLC.

      ERIC T. KNORR, 57, 2002, has been a director of the Company since 1990. Mr. Knorr was Vice President of K Bar M Pizza Co., Inc for 12 years until 1999 when he was elected President. In 1999, he became manager of HQS & C Management Co., L.L.C. a restaurant management company. He was Chairman of the Board of Dulaney, Johnston & Priest, general insurance (property and casualty) independent agents, for ten years until January 1996 when he became Chairman Emeritus.

      CHARLES G. KOCH, 64, 2001, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated energy company.

      J.V. LENTELL, 61, 2002, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. In 1995, he became a director of Renters Choice, Inc.

      WILLIAM B. MOORE, 47, 2002, has been a director of the Company since April 1997 and an advisory director of IB from 1993 to 1997. Mr. Moore was Chairman of the Board of Kansas Gas and Electric Company 1995 to 1998. From 1992 to 1995, he was Vice President-Finance of Western Resources, the parent company of Kansas Gas and Electric Company. In 1998, he became Executive Vice President, Chief Financial Officer, Treasurer of Western Resources.

      PAUL A. SEYMOUR Jr., 76, 2002, has been a director of the Company since 1982. Mr. Seymour was President of Arrowhead Petroleum Inc. until it ceased operations in 1990. Since that time he has been active as a private investor.

      DONALD C. SLAWSON, 66, 2002, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate development.

      JOHN T. STEWART III, 64, 2000, has been a director of the Company since 1982. During the past five years, Mr. Stewart's principal occupation has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, Caldwell State Bank, Caldwell, Kansas and First National Bank, Wellington, Kansas.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

      SUMMARY COMPENSATION TABLE
      The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four most highly compensated executive officers during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                                       Long Term
                                                                                     Compensation
                                                         Annual Compensation            Awards
                                                  ---------------------------------
                   (a)                      (b)      (c)        (d)         (e)           (f)          (g)
                                                                       Other Annual   Securities    All Other
                                                                       Compensation   Underlying   Compensation
Name and Principal Position                 Year  Salary($)  Bonus($)     ($)(1)      Options (#)      ($)
----------------------------------------------------------------------------------------------------------------
C.Q. Chandler                               1999   $204,167  $ 75,140     $88,612       10,957       $97,252
COB & CEO of the Company                    1998   $229,175  $ 85,545     $38,923        3,000       $84,383
                                            1997   $263,333  $ 62,500     $22,360        5,000       $74,148

C.Q. Chandler IV                            1999   $364,583  $177,539     $12,729       14,768       $19,857
President of the Company,                   1998   $346,673  $171,080     $12,729        7,500       $19,610
Chairman, President of IB                   1997   $325,000  $148,500     $12,729       10,000       $20,209

J.V. Lentell                                1999   $242,167  $ 91,295     $     0        3,000       $11,600
Director of the Company                     1998   $236,673  $ 90,488     $     0        3,000       $10,000
Vice Chairman of IB                         1997   $228,333  $ 80,500     $     0        5,000       $ 9,500

R.L. Baldwin                                1999   $228,333  $ 86,411     $     0        3,000       $ 4,500
Director of the Company                     1998   $218,341  $ 83,644     $     0        3,000       $ 2,500
Vice Chairman of IB                         1997   $206,667  $ 73,500     $     0        5,000       $ 2,188

R.L. Beach                                  1999   $135,417  $ 43,953     $     0        2,000       $ 9,200
Executive Vice President of the             1998   $126,672  $ 42,354     $     0        2,000       $ 5,244
Company and of IB                           1997   $108,333  $ 33,000     $     0        2,500       $ 3,250

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

        (2) The amounts shown for "All other Compensation" include the following for the current year:

                                   C.Q.        C.Q.       J.V.     R.L.     R.L.
                                 Chandler  Chandler IV  Lentell  Baldwin   Beach
 -------------------------------------------------------------------------------
 Above-market amounts earned on
  deferred compensation plans     $85,652    $ 8,257    $     0   $    0  $    0
 Company contributions to
  401(k) plan                      11,600     11,600     11,600    4,500   9,200
 -------------------------------------------------------------------------------
                                  $97,252    $19,857    $11,600   $4,500  $9,200
 ---------------------------------==============================================

      STOCK OPTION PLAN
      The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant. At December 31, 1999, there were options granted and unexercised for a total of 137,046 shares. The options outstanding have exercise prices between $58 and $133, with a weighted average exercise price of $100. Of the 137,046 shares granted, 26,409 were exercisable at December 31, 1999.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                  Potential Realizable Value
                                                                                  at Assumed Annual Rates of
                              Individual Grants (1)                               Stock Price Appreciation for
                                                                                  Option Term
------------------------------------------------------------------------------    ----------------------------
          (a)                (b)          (c)          (d)          (e)                (f)            (g)
                                       % of Total
                         Securities     Options      Exercise
                         Underlying    Granted to    or Base
                           Options    Employees in    Price
Name                         (#)       Fiscal Year    ($/Sh)  Expiration Date         5%($)          10%($)
------------------------------------------------------------------------------    ----------------------------

C.Q. Chandler               3,000         6.4%        $133       12/15/09            $250,931      $  635,903
C.Q. Chandler               7,957        17.0%        $133       12/30/09            $665,553      $1,686,627
C.Q. Chandler IV            7,500        16.1%        $133       12/15/09            $627,328      $1,589,758
C.Q. Chandler IV            7,268        15.6%        $133       12/30/09            $607,922      $1,540,581
J.V. Lentell                3,000         6.4%        $133       12/15/09            $250,931      $  635,903
R.L. Baldwin                3,000         6.4%        $133       12/15/09            $250,931      $  635,903
R.L. Beach                  2,000         4.3%        $133       12/15/09            $167,287      $  423,935

(1) Options were granted at 100% of the market price on the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted.  Options under the plan may vest no more rapidly than 20% per year from the date of grant.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES
     (a)                     (b)            (c)                    (d)                         (e)
                                                            Number of Securities
                                                           Underlying Unexercised       Value of Unexercised
                                                                  Options               In-the-Money Options
                                                             at December 31, 1999      at December 31, 1999(1)
                      Shares Acquired      Value         -------------------------    -------------------------
Name                  On Exercise (#)   Realized($)(1)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                  ---------------   --------------   -------------------------    -------------------------
C.Q. Chandler              18,000         $1,294,000               0/20,957                   $0/$450,000
C.Q. Chandler IV           10,929         $  676,175           6,321/31,768             $366,075/$654,000
J.V. Lentell                  500         $   37,500           6,500/11,500             $410,500/$323,500
R.L. Baldwin                                                   5,000/11,000             $298,000/$286,000
R.L. Beach                                                     2,900/6,100              $150,200/$143,300

(1) The values represent the difference between the exercise price of the options and the market price of the
Company's common stock on the date of exercise and at fiscal year-end, respectively.

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


                                      PENSION PLAN TABLE
REMUNERATION                       YEARS OF CREDITED SERVICE
------------  ------------------------------------------------------------------
                 15          20          25          30         35          40
$100,000      $19,868    $ 26,490    $ 33,113    $ 39,735   $ 46,358    $ 51,358
 150,000       31,118      41,490      51,863      62,235     72,608      80,108
 200,000       42,368      56,490      70,613      84,735     98,858     108,858
 250,000       53,618      71,490      89,363     107,235    125,108     137,608
 300,000       64,868      86,490     108,113     129,735    151,358     166,358
 350,000       76,118     101,490     126,863     152,235    177,608     195,108
 400,000       87,368     116,490     145,613     174,735    203,858     223,858
 450,000       98,618     131,490     164,363     197,235    230,108     252,608

      The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 1999, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                       COVERED      COMPLETED YEARS OF   TOTAL YEARS OF CREDITED
                   COMPENSATION AS  CREDITED SERVICE AS     SERVICE AT NORMAL
NAME                 OF 12/31/99        OF 12/31/99         RETIREMENT AGE(65)
--------------------------------------------------------------------------------
C.Q. Chandler (1)      $204,167            49.75                  41.50
C.Q. Chandler IV        364,583            24.00                  42.50
J.V. Lentell            242,167            33.83                  37.42
R.L. Baldwin            228,333             3.92                  21.40
R.L. Beach              135,417            12.00                  28.00

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


      CHANGE-IN-CONTROL ARRANGEMENTS
      Under unfunded Executive Deferred Compensation Plans established in 1983, 1984, and 1986 by IB and in 1990 by the Company, in which C.Q. Chandler and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 1999, for C.Q. Chandler and C.Q. Chandler IV, would have been $1,570,940 and $3,063,255 respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

      The following table sets forth information as of January 27, 2000 relating to the beneficial ownership of the Company's common stock by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:
                                                       SHARES OF COMMON STOCK
                                                       BENEFICIALLY OWNED(1)
                                                       ----------------------
                                                              OWNED AT
NAME                     ADDRESS                        JANUARY 27, 2000(2)
-----------------------------------------------------------------------------
Ronald L. Baldwin        9414 E. Woodspring                        5,100(3)
                         Wichita, KS  67226

Rick L. Beach            123 E. Hamlin Rd.                         3,030(4)
                         Andover, KS  67002

C. Robert Buford         9176 E. 13th St.                          2,053
                         Wichita, KS  67206

Frank L. Carney          1740 Barrier Cove                         1,133
                         Wichita, KS  67206

Richard G. Chance        676 S. 119th St. W.                         180
                         Wichita, KS  67235

Charles Q. Chandler      Box One                                  75,318(5)
                         Wichita, KS  67201

Charles Q. Chandler IV   Box One                                  50,408(6)
                         Wichita, KS  67201

Anderson W. Chandler     4718 West Hills Dr.                     276,933(7)
                         Topeka, KS  66606

David T. Chandler        c/o First National Bank                 266,837(7)
                         Pratt, KS  67124

George T. Chandler       c/o First National Bank                 225,206(7)
                         Pratt, KS  67124

Stephen L. Clark         1625 N. Gatewood                             25
                         Wichita, KS  67206

Robert L. Darmon         8509 Huntington                           5,880(8)
                         Wichita, KS  67206

Charles W. Dieker        632 Birkdale Dr.                          2,866
                         Wichita, KS  67230

Martin K. Eby, Jr.       P.O. Box 1679                             6,799
                         Wichita, KS  67201

Richard M. Kerschen      144 Rutland                                  25
                         Wichita, KS  67206

Thomas D. Kitch          115 S. Rutan                                 25
                         Wichita, KS  67218

Eric T. Knorr            P.O. Box 206                             31,591(9)
                         Wichita, KS  67201

Charles G. Koch          P.O. Box 2256                            99,084
                         Wichita, KS  67201

J.V. Lentell             1700 Laurel Cove                          7,125(10)
                         Wichita, KS  67206

William B. Moore         2764 N. North Shore Ct.                     100
                         Wichita, KS  67205

Paul A. Seymour, Jr.     8500 Killarney Place                    121,033(11)
                         Wichita, KS  67206

Donald C. Slawson        104 South Broadway,                       4,420(12)
                         Suite 200
                         Wichita, KS  67202

John T. Stewart III      P.O. Box 2                              145,226
                         Wellington, KS  67152

Directors and Executive
Officers as a Group (22 persons)                                 786,620(13)

     (1) The officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:


                                                                 Percentage
                                                                Ownership of
                                                                Capital Stock
                                                                -------------
      Charles Q. Chandler III                                       3.16%
      Charles Q. Chandler IV                                        2.11%
      Anderson W. Chandler*                                        11.61%
      David T. Chandler*                                           11.19%
      George T. Chandler*                                           9.44%
      Eric T. Knorr                                                 1.32%
      Charles G. Koch                                               4.15%
      Paul A. Seymour, Jr.                                          5.07%
      John T. Stewart III                                           6.09%


            *Includes   shares   directly   owned  and  shares   controlled   as
      co-trustees. See (8).

            The Directors and Executive Officers as a group beneficially owned 32.69% of the Company's common.



     (2)  Includes shares issuable upon exercise of common stock options.

     (3) Mr. Baldwin's beneficial ownership includes 100 shares of common stock over which he shares voting and investment powers with his wife, Cindy Baldwin and currently exercisable options to purchase 5,000 shares of common stock.

     (4) Includes currently exercisable options to purchase 2,900 shares of common stock.

     (5) Does not include 225,206 shares of common stock beneficially owned by George T. Chandler (uncle), and 50,408 shares of common stock beneficially owned by Charles Q. Chandler IV (son).

     (6) Includes currently exercisable options to purchase 6,321 shares of common stock. Does not include 95 shares of common stock owned by Marla J. Chandler (wife).

     (7)  Anderson,   David  and  George  Chandlers'   beneficial  ownership  is
          comprised of the following:

          (a) Shares beneficially owned by all three over which they share voting and investment power:

               (1) 128,473 shares of common stock held as co-trustees for the Olive C. Clift Trust.

          (b) Shares beneficially owned by David and George Chandler over which they share voting and investment power:

               (1)  10 shares of common stock held as co-trustees for the George
                    T. Chandler Trust #1.

               (2) 1,353 shares of common stock held as co-trustees for the Barbara A. Chandler Trust #1.

               (3) 95,370 shares of common stock held as partners in Chandler Enterprises, L. P.

          (c) Shares beneficially owned by David Chandler who has sole voting and investment power:

               (1) 9,275 shares of common stock held in the George T. Chandler Trust #2 for benefit of David T. Chandler.

               (2) 9,278 shares of common stock held in the George T. Chandler Trust #2 for benefit of George T. Chandler, Jr.

               (3) 9,275 shares of common stock held in the George T. Chandler Trust #2 for benefit of Paul T. Chandler.

               (4) 9,278 shares of common stock held in the George T. Chandler Trust #2 for benefit of Barbara Ann Chandler.

          (d) 148,460 shares of common stock held in Anderson Chandler's name over which he has sole voting and investment power.

          (e) 4,525 shares of common stock held in David Chandler's name over which he has sole voting and investment power.

     (8) Mr. Darmon's beneficial ownership is comprised of 45 shares of common stock held in his name over which he has sole voting and investment power and 5,835 shares of common stock held in a trust with his wife, Beatrice F. Darmon, with whom he shares voting and investment power.

     (9) Mr. Knorr's beneficial ownership is comprised of: (a) 974 shares held in his name; (b) 1,252 shares of common stock held by him in an Individual Retirement Account; (c) 21,135 shares of common stock held in a trust with his wife, Darlene R. Knorr over which he has sole voting and investment power; (d) 1,784 shares of common stock held in a trust over which he has sole voting and investment power, (e) 6,346 shares of common stock held jointly with his wife over which he has shared voting and investment power; and (f) 100 shares of common stock held by Eric T. Knorr, Custodian for Elizabeth T. Knorr under the Uniform Gifts To Minors Act over which he has sole voting and investment power. Does not include 200 shares of common stock, owned by Darlene R. Knorr, in which Mr. Knorr disclaims beneficial ownership.

     (10) Includes currently exercisable options to purchase 6,500 shares of common stock.

     (11) Mr. Seymour's beneficial ownership is comprised of the following: (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 28,100 shares of common stock held by John Wofford Seymour and 4,000 shares held in the John Wofford Seymour family trust over which he shares voting and investment power with Dorothea W. Seymour; (c) 31,353 shares of common stock held by William Todd Seymour over which he shares voting and investment power with Dorothea W. Seymour; (d) 28,740 shares of common stock held by INTRUST Bank, N.A., Trustee of Elizabeth Seymour Trust U/A dated June 1, 1980 over which he shares voting and investment power with Dorothea W. Seymour; (e) 28,740 shares of common stock held by INTRUST Bank, N.A., Trustee of Katherine Seymour Trust U/A dated February 11, 1981 over which he shares voting and investment power with Dorothea W. Seymour.

     (12) Mr. Slawson's beneficial ownership is comprised of (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 3,160 shares of common stock held by Judith A. Slawson (wife) over which he has shared voting and investment power; and (c) 1,160 shares held by Kathryn A. Slawson (Mother) and Donald C. Slawson, co-trustees of the Kathryn A. Slawson Living Trust over which he has shared voting and investment power.

     (13) Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------     ----------------------------------------------

      CERTAIN BUSINESS RELATIONSHIPS
      Neither the Company nor any of its subsidiaries entered into during 1999 or has proposed to enter into any other material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT.SCHEDULES, AND REPORTS ON FORM 8-K.
-------     ----------------------------------------------------------------

(a)  The following documents are filed as a part of this Report.

     1. Financial Statements - The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report:

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of December 31, 1999
               and 1998

          Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

          Consolidated  Statements of  Stockholders'  Equity for the years ended
               December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31,
               1999, 1998 and 1997

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

     3.   Exhibits:
          Number                        Description
          ------                        -----------

              3(a) Restated Bylaws of the Registrant, as amended through December 1997 (incorporated herein by reference to Exhibit 3(a) to Registrant's 1997 10-K, File No. 2-78658)

              3(b) Restated Articles of Incorporation of Registrant, as amended through December 1997 (incorporated herein by reference to Exhibit 3(b) to Registrant's 1997 10-K, File No. 2-78658)

              4(a) Amended and Restated Trust Agreement, dated as of January 21, 1998 among INTRUST Financial Corporation, State Street Bank and Trust Company, Wilmington Trust Company, the Administrative Trustees, and several Holders described therein (incorporated herein by reference to Exhibit 4(b) to Registrant's 1998 10-K, File No. 2-78658)

              4(b) Indenture, dated as of January 21, 1998 between INTRUST Financial Corporation and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 4(c) to Registrant's 1998 10-K, File No. 2-78658)

              4(c) Preferred Securities Guaranty Agreement, dated as of January 21, 1998 between INTRUST Financial Corporation and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 4(d) to Registrant's 1998 10-K, File No. 2-78658)

              4(d) Agreement as to Expenses and Liabilities, dated as of January 21, 1998 between INTRUST Financial Corporation and INTRUST Capital Trust (incorporated herein by reference to Exhibit 4(e) to Registrant's 1998 10-K, File No. 2-78658)

              10(a)* Description  of  INTRUST  Bank,  N.A.  Executive  Officers'
                     Deferred Compensation Plans (appears herein as exhibit)

              10(b)* Description  of  INTRUST  Financial  Corporation  Executive
                     Deferred Compensation Plan (appears herein as exhibit)

              10(c)* Description of INTRUST Bank, N.A. Salary  Continuation Plan
                     (appears herein as exhibit)

              10(d)* Description  of INTRUST Bank,  N.A.  Deferred  Compensation
                     Plans for Directors (appears herein as exhibit)

              10(e)* Description  of  INTRUST  Financial   Corporation  Deferred
                     Compensation Plan for Directors (appears herein as exhibit)

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

              11 Computation of Earnings Per Share (appears herein as exhibit)

              21     Subsidiaries of the Registrant (appears herein as exhibit)

              27     Financial Data Schedule (appears herein as exhibit)

                  *  Exhibit relates to management compensation

(b)   Reports on Form 8-K.

       The Company filed a report on Form 8-K, on October 8, 1999, reporting an acquisition of assets.

(c)     See above.

(d)     See attached Exhibit 27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTRUST Financial Corporation

Date:  March 14, 2000                     By  /s/ C. Q. Chandler
                                             -------------------
                                             C. Q. Chandler
                                             Chairman of the Board
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 14, 2000                     /s/ C. Q. Chandler
                                          ------------------
                                          C. Q. Chandler
                                          Director, Chairman of the Board
                                              and Chief Executive Officer


Date:  March 14, 2000                     /s/ Jay L. Smith
                                          ----------------
                                          Jay L. Smith
                                          Executive Vice President and
                                              Chief Financial Officer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)


Date:  March 14, 2000                     /s/ Ronald L. Baldwin
                                          ---------------------
                                          Ronald L. Baldwin
                                          Director


Date:  March 14, 2000                     /s/ C. Robert Buford
                                          --------------------
                                          C. Robert Buford
                                          Director


Date:  March 14, 2000                     /s/ Frank L. Carney
                                          -------------------
                                          Frank L. Carney
                                          Director


Date:  March 14, 2000                     /s/ Richard G. Chance
                                          ---------------------
                                          Richard G. Chance
                                          Director


Date:  March 14, 2000                     /s/ C. Q. Chandler IV
                                          ---------------------
                                          C. Q. Chandler IV
                                          Director


Date:  March 14, 2000                     /s/ George T. Chandler
                                          ----------------------
                                          George T. Chandler
                                          Director

Date:  March 14, 2000                     /s/ Stephen L. Clark
                                          --------------------
                                          Stephen L. Clark
                                          Director


Date:  March 14, 2000                     /s/ R. L. Darmon
                                          ----------------
                                          R. L. Darmon
                                          Director


Date:  March 14, 2000                     /s/ Charles W. Dieker
                                          ---------------------
                                          Charles W. Dieker
                                          Director


Date:  March 14, 2000
                                          ----------------------
                                          Martin K. Eby Jr.
                                          Director


Date:  March 14, 2000                     /s/ Richard M. Kerschen
                                          -----------------------
                                          Richard M. Kerschen
                                          Director


Date:  March 14, 2000                     /s/ Thomas D. Kitch
                                          -------------------
                                          Thomas D. Kitch
                                          Director


Date:  March 14, 2000                     /s/ Eric T. Knorr
                                          -----------------
                                          Eric T. Knorr
                                          Director


Date:  March 14, 2000                     /s/ Charles G. Koch
                                          -------------------
                                          Charles G. Koch
                                          Director


Date:  March 14, 2000                     /s/ J. V. Lentell
                                          -----------------
                                          J. V. Lentell
                                          Director


Date:  March 14, 2000
                                          --------------------
                                          William B. Moore
                                          Director


Date:  March 14, 2000                     /s/ Paul A. Seymour, Jr.
                                          ------------------------
                                          Paul A. Seymour, Jr.
                                          Director


Date:  March 14, 2000                     /s/ Donald C. Slawson
                                          ---------------------
                                          Donald C. Slawson
                                          Director


Date:  March 14, 2000                     /s/ John T. Stewart III
                                          -----------------------
                                          John T. Stewart III
                                          Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to
Section 12 of the Act. Concurrently with the filing of this Form 10-K, Registrant is furnishing the Commission, for its information, four copies of INTRUST Financial Corporation's Annual Report to Shareholders.

                                INDEX TO EXHIBITS



EXHIBIT #     DESCRIPTION

10(a) Description of INTRUST Bank, N.A. Executive Officers' Deferred Compensation Plans

10(b) Description of INTRUST Financial Corporation Executive Deferred Compensation Plan

10(c)         Description of INTRUST Bank,  N.A.  Deferred  Salary  Continuation
              Plan

10(d)         Description of INTRUST Bank, N.A. Deferred  Compensation Plans for
              Directors

10(e) Description of INTRUST Financial Corporation Deferred Compensation Plan for Directors

11            Computation of Earnings Per Share

21            Subsidiaries of the Registrant

27            Financial Data Schedule