Form 10-Q
period 2000-03-31
INTRUST FINANCIAL CORP /
filed 2000-05-12
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 20, 2000, there were 2,379,841 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                        March 31,   December 31,
Assets                                                    2000          1999
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $   99,918    $  109,548
   Federal funds sold and securities purchased
      under agreements to resell                           40,630        46,240
--------------------------------------------------------------------------------
        Total cash and cash equivalents                   140,548       155,788
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (market value, $59,013 for 2000
      and $65,957 for 1999)                                58,757        65,849
   Available-for-sale, at market                          370,131       361,503
--------------------------------------------------------------------------------
        Total investment securities                       428,888       427,352
--------------------------------------------------------------------------------
Loans held-for-sale                                        33,820        32,444
Loans, net of allowance for loan losses of $26,835
   in 2000 and $26,010 in 1999                          1,635,251     1,596,194
Land, buildings and equipment, net                         39,067        38,656
Other assets                                               89,851        88,019
--------------------------------------------------------------------------------
      Total assets                                     $2,367,425    $2,338,453
-------------------------------------------------------=========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                            $1,855,696    $1,818,476
   Short-term borrowings:
      Federal funds purchased and securities sold
         under agreements to repurchase                   262,834       270,316
      Other                                                 4,153        10,392
--------------------------------------------------------------------------------
        Total short-term borrowings                       266,987       280,708
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                22,360        17,886
   Notes payable                                           10,000        10,000
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                   57,500        57,500
--------------------------------------------------------------------------------
          Total liabilities                             2,212,543     2,184,570
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000
     shares authorized, 2,783,650 shares issued
     in 2000 and 1999                                      13,918        13,918
   Capital surplus                                         21,672        21,673
   Retained earnings                                      159,391       156,653
   Treasury stock, at cost (401,669 shares in
     2000 and 391,498 shares in 1999)                     (37,343)      (35,965)
   Unrealized securities gains (losses), net of tax        (2,756)       (2,396)
--------------------------------------------------------------------------------
          Total stockholders' equity                      154,882       153,883
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,367,425    $2,338,453
-------------------------------------------------------=========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                                                 Three Months
                                                                Ended March 31,
                                                              ------------------

                                                                2000      1999
--------------------------------------------------------------------------------
Interest income:
   Loans                                                      $36,283   $30,445
   Investment securities                                        6,426     5,473
   Federal funds sold and securities purchased under
      agreements to resell, and other                             748       601
--------------------------------------------------------------------------------
       Total interest income                                   43,457    36,519
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                    15,330    12,577
   Federal funds purchased and securities sold under
      agreement to repurchase                                   3,686     2,569
   Convertible capital notes                                        0       241
   Subordinated debentures                                      1,184     1,185
   Other borrowings                                               304       293
--------------------------------------------------------------------------------
       Total interest expense                                  20,504    16,865
--------------------------------------------------------------------------------
       Net interest income                                     22,953    19,654
Provision for loan losses                                       2,655     2,280
--------------------------------------------------------------------------------
       Net interest income after provision for loan losses     20,298    17,374
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                          3,227     2,750
   Fiduciary income                                             3,159     3,247
   Credit card fees                                             2,416     2,187
   Securities gains                                                 0       163
   Other service charges, fees and income                       2,990     2,749
--------------------------------------------------------------------------------
       Total noninterest income                                11,792    11,096
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                              11,595     9,999
   Professional services                                        2,947       837
   Net occupancy and equipment expense                          2,815     2,392
   Advertising and promotional activities                       1,239       900
   Data processing expense                                      1,287     1,088
   Supplies                                                       669       540
   Postage and dispatch                                           671       494
   Goodwill amortization                                          653       403
   Deposit insurance assessment                                    99        63
   Other                                                        2,402     2,428
--------------------------------------------------------------------------------
       Total noninterest expenses                              24,377    19,144
--------------------------------------------------------------------------------
       Income before provision for income taxes                 7,713     9,326
Provision for income taxes                                      3,183     3,626
--------------------------------------------------------------------------------
       Net income                                               4,530     5,700
Other comprehensive income (loss)                                (360)     (511)
--------------------------------------------------------------------------------
       Comprehensive income                                   $ 4,170   $ 5,189
--------------------------------------------------------------==================
Per share data:
   Basic earnings per share                                     $1.90     $2.80
--------------------------------------------------------------==================
   Diluted earnings per share                                   $1.88     $2.40
--------------------------------------------------------------==================
Cash Dividends                                                  $0.75     $0.60
--------------------------------------------------------------==================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2000        1999
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                 $  4,530   $  5,700
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses
                                                               2,655      2,280
   Provision for depreciation and amortization                 2,238      1,774
   Amortization of premium and accretion of discount on
         investment securities                                  (279)       (20)
   Gain on sale of investment securities                           0       (163)
   Loss on retirement of convertible capital notes                 0        144
   Changes in assets and liabilities:
    Loans held for sale                                       (1,376)     4,169
    Prepaid expenses and other assets                           (423)    (2,025)
    Income taxes                                               3,130      3,571
    Interest receivable                                       (1,603)      (821)
    Interest payable                                           1,565      2,035
    Other liabilities                                           (442)    (1,011)
    Other                                                         22          0
--------------------------------------------------------------------------------
     Net cash provided by operating activities                10,017     15,633
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                         (48,358)   (32,000)
   Investment securities matured or called                    46,500     49,877
   Proceeds from sale of investment securities                     0        214
   Net increase in loans                                     (42,140)   (56,700)
   Purchases of land, buildings and equipment                 (1,827)    (1,622)
   Proceeds from sale of equipment                                44          1
   Proceeds from sale of other real estate
     and repossessions                                           524        336
   Other                                                        (329)      (202)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities               (45,586)   (40,096)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                        37,220    (30,308)
   Net decrease in short-term borrowings                     (13,721)    (1,213)
   Retirement of convertible capital notes                        (1)      (187)
   Cash dividends                                             (1,791)    (1,221)
   Purchase of treasury stock                                 (1,378)      (488)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities     20,329    (33,417)
--------------------------------------------------------------------------------

       Decrease in cash and cash equivalents                 (15,240)   (57,880)

Cash and cash equivalents at beginning of period             155,788    200,606
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $140,548   $142,726
------------------------------------------------------------====================

Supplemental disclosures
   Interest paid                                             $18,939    $14,830
   Income tax paid                                           $    53    $    33

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

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1999 INTRUST
Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1999 Form 10-K for additional disclosure.


2.  Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the three months ended March 31, 2000 and 1999 (in thousands):

                                                       2000          1999
    -----------------------------------------------------------------------
    Balance, January 1                               $26,010       $21,703
    Additions:
      Provision for loan losses                        2,655         2,280
    -----------------------------------------------------------------------
                                                      28,665        23,983
    Deductions:
      Loans charged off                                2,479         1,868
      Less recoveries on loans
          previously charged off                         649           603
    -----------------------------------------------------------------------
      Net loan losses                                  1,830         1,265
    -----------------------------------------------------------------------
    Balance, March 31                                $26,835       $22,718
    -------------------------------------------------======================


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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance related to loans considered impaired of $0 and $11,000 at March 31, 2000 and 1999 respectively. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


3.  Earnings Per Share Calculations

Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options and, for 1999, assumes that the 9% convertible subordinated capital notes had been converted into common stock as of the beginning of the period with related adjustments to interest and income tax expense. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:


                                                             Three Months Ended
                                                                  March 31
--------------------------------------------------------------------------------
                                                               2000       1999
--------------------------------------------------------------------------------
Net income for basic earnings per share                       $4,530     $5,700
Interest expense on convertible debt, net of taxes                 0        149
--------------------------------------------------------------------------------
Net income for diluted earnings per share                     $4,530     $5,849
-----------------------------------------------------------=====================

Weighted average shares for basic earnings per share       2,384,812  2,033,548
Shares issuable upon exercise of stock options                28,965     39,482
Shares issuable upon conversion of capital notes                   0    359,728
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share     2,413,777  2,432,758
-----------------------------------------------------------=====================


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

                                                             Three Months Ended
                                                                  March 31,
                                                               2000       1999
  ------------------------------------------------------------------------------
  Revenues from external customers
    Consumer banking                                         $21,210    $21,772
    Commercial banking                                         9,699      7,953
    Wealth management                                          4,104      3,759
    Community banking                                          1,492      1,622

  Intercompany revenues
    Consumer banking                                         $  (115)   $(2,448)
    Commercial banking                                             0          0
    Wealth management                                            114        120
    Community banking                                            264         80

  Segment profit
    Consumer banking                                         $ 5,409    $ 5,476
    Commercial banking                                         5,063      4,900
    Wealth management                                            975        747
    Community banking                                            536        518
  ------------------------------------------------------------------------------
      Profit from segments                                    11,983     11,641
      Expenses at corporate level not allocated to segments   (4,270)    (2,315)
  ------------------------------------------------------------------------------
        Consolidated income before tax                       $ 7,713    $ 9,326
  -----------------------------------------------------------===================



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended March 31, 2000 totaled $4,530,000, declining $1,170,000 from the comparable period of 1999. Litigation and settlement costs incurred during the first quarter this year resulted in an increase in professional services costs of slightly more than $2,100,000. In addition, year-over-year results are impacted by the Company's acquisition of the Kansas branches of another financial institution late in the third quarter of 1999 and the introduction of a new advertising campaign in March, 2000.

NET INTEREST INCOME. Net interest income increased $3,299,000, or 16.8%, over prior year levels, as average interest-earning assets increased approximately 14% over comparable prior year amounts, and the Company recorded a modest year-over-year improvement in its interest spread. Loan growth continued during the first quarter. Average loans increased approximately $60 million over fourth quarter, 1999 levels. The majority of this growth occurred in the Company's commercial loan portfolio, as growth rates in the consumer segment have moderated. The Company's net interest income in the first quarter of 2000 increased nominally from the level recorded during the preceding quarter. Net interest income for the quarter ended March 31, 2000 was $22,953, compared to $22,505 in the fourth quarter of 1999. While the Company did record a modest year-over-year increase in its interest spread, there was no change in the first quarter interest spread as compared to that of the preceding quarter.

Yields on average interest-earning assets increased eight basis points during the quarter ended March 31, 2000. While the Federal Reserve raised interest rates twice during the quarter, one of the increases was made during the second half of March and had little impact on the Company's overall yield on interest-earning assets. The Company experienced no significant change in the composition of its interest-earning assets in the first quarter. Loans comprised 77% of average interest-earning assets during the first quarter, increasing approximately 1% over the comparable prior quarter amount.

Funding costs have continued to rise slightly. The cost of interest-bearing liabilities was eight basis points higher than the comparable fourth quarter 1999 amount. The increase would have been approximately twelve basis points, but the maturity of the Company's convertible capital notes resulted in $206,000 less interest expense in the first quarter compared to fourth quarter totals. The Company operates in what it believes to be very competitive markets, and it has offered premium pricing on selected products in some of the new markets it entered in the second half of 1999.

The Company believes its principal markets will continue to remain quite competitive. As a result, the Company anticipates compression in its interest margin during the remainder of the year.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $2,655,000 in the first quarter, increasing $55,000 from the amount recorded in the preceding quarter and $375,000 over the amount recorded in the first quarter of 1999. Charge-offs in the first quarter totaled $2,479,000. This represents an increase of $475,000 over comparable prior quarter amounts and an increase of $611,000 over comparable prior year amounts. The increase in charge-offs is due principally to the charge-off of a loan to a customer in the retail industry. The Company has noted no trends during the quarter that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio. Nonaccrual and past due loans increased nominally in terms of dollars but were unchanged when viewed as a percentage of total loans. These loans comprised .26% of total loans at March 31, 2000 and December 31, 1999. The comparable percentage at March 31, 1999 was .41%.

The Company's allowance for loan losses at March 31, 2000 was equal to 1.61% of total loans and 627% of loans considered risk elements. Comparable amounts at December 31, 1999 and March 31, 1999 were 1.60% and 624%, and 1.55% and 377%, respectively. All segments of the loan portfolio are generally performing as had been expected. As noted above, the majority of the commercial lending segment charge-offs arose from the charge-off of one credit in the retail industry. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio. Should the Company's assessment of its credit risk for the rest of the year remain consistent with that experienced to date, it is expected that the 2000 provision for loan losses will be approximately equal to the amount recorded in 1999.




Summary of Loan Loss Experience
--------------------------------------------------------------------------------
                                                                March 31,
                                                           2000         1999
--------------------------------------------------------------------------------
Amount of loans at period-end                          $1,662,086   $1,469,682
-------------------------------------------------------=========================

YTD Average loans outstanding                          $1,643,454   $1,431,593
-------------------------------------------------------=========================

Beginning balance of allowance for loan losses            $26,010      $21,703

Loans charged-off
   Commercial, Financial and Agricultural                     987          241
   Credit Card                                              1,073        1,181
   Installment                                                419          446
--------------------------------------------------------------------------------
Total loans charged off                                     2,479        1,868
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural                     164          248
   Real Estate-Mortgage                                        16            3
   Credit Card                                                335          234
   Installment                                                134          118
--------------------------------------------------------------------------------
Total recoveries                                              649          603
--------------------------------------------------------------------------------

Net loans charged off                                       1,830        1,265

Provision charged to expense                                2,655        2,280
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses               $26,835      $22,718
----------------------------------------------------------======================

Net charge-offs/average loans                               0.11%        0.09%
----------------------------------------------------------======================

Allowance for loan losses/loans at period-end               1.61%        1.55%
----------------------------------------------------------======================


The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles.

                                            March 31, 2000     December 31, 1999
--------------------------------------------------------------------------------
                                                    Percent             Percent
                                           Amount   Of Total   Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial  and Agricultural  $  817,213    49.2% $  775,027    47.8%
Real Estate-Construction                     68,709     4.1      63,112     3.9
Real Estate-Mortgage                        338,800    20.4     326,174    20.1
Installment, excluding credit card          316,069    19.0     330,732    20.4
Credit card                                 121,295     7.3     127,159     7.8
--------------------------------------------------------------------------------
  Subtotal                                1,662,086   100.0%  1,622,204   100.0%
Allowance for loan losses                   (26,835)            (26,010)
--------------------------------------------------------------------------------
  Total                                  $1,635,251          $1,596,194
-----------------------------------------=======================================

As noted above, loans considered risk elements, as presented in the following table were little-changed this quarter. These loans comprised .26% of total loans at both December 31, 1999 and March 31, 2000. Management is not aware of issues that would significantly impact the credit quality of the loan portfolio in 2000. Management believes the allowance for loan losses to be adequate at this time.

                                                  March, 31        December 31,
                                                    2000               1999
--------------------------------------------------------------------------------
     Loan Categories
        Nonaccrual Loans                           $3,021             $3,063
        Past Due 90 days or more                    1,261              1,105
--------------------------------------------------------------------------------
          Total                                    $4,282             $4,168
-------------------------------------------------===============================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at March 31, 2000. Continued strong growth in the Company's loan portfolio resulted in the loan/deposit ratio equaling 89.6% at March 31, 2000. Comparable amounts at December 31, 1999 and March 31, 1999 were 89.2% and 90.9%, respectively. The Company became a member of the Federal Home Loan Bank of Topeka during the first quarter, providing a secondary source of liquidity. In addition, the Company maintains a variety of funding sources, including core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 70% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 28% of the portfolio. The Company maintains a short weighted average maturity in this portion of its investment portfolio. At March 31, 2000, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 6 months, and the average maturity of municipal securities was 3 years and 7 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 2000, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 2000, the Company's total capital to risk-weighted assets ratio was 10.5% and its Tier 1 capital to risk-weighted assets ratio was 9.0%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. First quarter noninterest income totaled $11,792,000, increasing approximately 6.3% over first quarter, 1999 amounts, but declining 3.4% from the comparable fourth quarter, 1999 amount. Seasonal transactional activity in the fourth quarter will typically result in the Company recording lesser amounts of OD and NSF fee income and ATM fee income in the first quarter of a year.

Service charges on deposit accounts increased 17.3% over comparable prior year amounts. The Company has recorded a year-over-year increase of approximately 22% in the number of deposit accounts serviced, with most of that increase arising from the accounts acquired by the Company in its purchase in September, 1999 of the Kansas branches of another financial institution. During the first quarter of 2000, deposit accounts serviced grew at an annualized rate of 2%.

Fiduciary income, after increasing significantly in 1997, 1998 and 1999, declined 2.7% in the first quarter from prior year levels. Assets under management at March 31, 2000 were approximately equal to the comparable March 31, 1999 amount, but the Company experienced a shift in the composition of its assets under management, resulting in the modest decline in fee income.

Credit card fees were flat when compared to fourth quarter amounts but were 10.5% greater than comparable 1999 amounts. Fourth quarter credit card fee income is impacted by seasonal holiday purchase activity, resulting in increases in cash advance fee income. In addition, promotional payment options usually offered in the first quarter result in slightly lower levels of non-interest income being generated through the Company's securitized credit card accounts. The year-over-year change in credit card fees reflects increased merchant activity and repricing efforts initiated in 1999 and continuing in 2000.

As noted in previous filings, the Company does not engage in securities trading activity. The securities gains recorded in 1999 were the result of a contractual agreement specifying the sale over a three-year period of stock acquired in a previous acquisition. The sale in 1999 was the last installment of that agreement, and there are no other similar agreements.

Other service charges, fees and income declined $126,000 from fourth quarter amounts but increased 8.8% over comparable 1999 amounts. Letter of credit transaction activity declined during the first quarter, and also declined $56,000 from comparable 1999 amounts. This revenue source is transaction-dependent, and the Company has recorded reduced transaction volume this year. ATM activity also declined this quarter. This quarterly decline in ATM activity is a seasonal issue; year-over-year ATM fees have increased approximately 10%. The Company also continues to wind-down its automobile loan securitization conduit, resulting in a decreased level of noninterest income from this revenue source. Offsetting these declines were revenues from the Company's broker-dealer subsidiary. INTRUST Financial Services recorded a year-over-year increase in revenue of $254,000.

Total noninterest expense has increased $5,233,000, or 27.3% over comparable prior year amounts. Two factors are responsible for the majority of this increase. First, as has been discussed in previous filings, the Company acquired the Kansas branches of another financial institution in September, 1999. As a result of this acquisition, the Company significantly expanded its geographic presence and entered a number of new markets. This has generated a higher level of staffing, occupancy and operational costs. Second, as noted above, the Company incurred legal and settlement costs associated with outstanding litigation. Costs associated with the resolution of this issue generated a $2,100,000 increase in professional services expense this quarter.

Salaries and employee benefit costs have increased $1,596,000, or 16% over comparable 1999 amounts. Approximately one-third of this increase is due to staffing costs associated with the branch acquisition discussed above. The Company's FTEs at March 31, 2000 were 16% higher than comparable 1999 totals. One-half of the FTE increase was attributable to personnel in place at the Company's new locations. Also contributing to the increase in salaries and employee benefit costs were increases in employee education, pension expense and payroll taxes. These increases accounted for approximately $220,000 in additional costs this year.

Net occupancy and equipment expense increased 17.7% over prior year amounts. 83% of this increase was attributable to costs associated with the Company's new locations. Advertising and promotional costs have increased $339,000 over comparable 1999 amounts. The Company has undertaken a major advertising campaign this year. The Company expects that quarterly advertising costs in the second quarter will also be appreciably higher than prior year amounts. Data processing expense has increased $199,000, or 18.3% over 1999 amounts. Much of this increase is attributable to the increased account volumes now serviced by the Company. As noted previously, the Company is now servicing 22% more deposit accounts than it was at this time last year. In addition, the Company is actively engaged in various initiatives associated with its Internet banking applications. Increases have also been recorded in supplies and postage and dispatch costs. Again, the acquisition of the new accounts and branches in September, 1999 is the principal reason for the increase in these costs. The Company is now corresponding with a larger account base, and courier costs have increased as the Company's geographic presence has expanded.

The year-over-year increase in goodwill amortization was $250,000. This is due solely to the goodwill recorded in the branch acquisition discussed elsewhere.

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

FORWARD-LOOKING STATEMENTS. This 10-Q contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations, are subject to risk and uncertainties and the Company undertakes no obligation to update any such statement to reflect later developments. In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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


INTRUST Financial Corporation




Date:  May 12, 2000                        By: /s/ C.Q. Chandler IV
                                               ---------------------
                                               C.Q. Chandler IV
                                               President
                                               (Principal Executive Officer)




Date:  May 12, 2000                          By: /s/ Jay L. Smith
                                                 -----------------
                                                 Jay L. Smith
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

EXHIBIT INDEX


    Number                Description
    ------                -----------
      27                  Financial Data Schedule