Form 10-Q
period 2000-06-30
INTRUST FINANCIAL CORP /
filed 2000-08-03
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                     1934 For the period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 19, 2000, there were 2,373,484 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                       June 30,   December 31,
Assets                                                   2000         1999
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                            $  110,845   $ 109,548
   Federal funds sold and securities purchased
     under agreements to resell                           12,350      46,240
--------------------------------------------------------------------------------
        Total cash and cash equivalents                  123,195     155,788
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity at cost (market value, $49,119
    for 2000 and $65,957 for 1999)                        48,855      65,849
   Available-for-sale, at market                         392,303     361,503
--------------------------------------------------------------------------------
        Total investment securities                      441,158     427,352
--------------------------------------------------------------------------------
Loans held-for-sale                                       34,177      32,444
Loans, net of allowance for loan losses of $27,783
 in 2000 and $26,010 in 1999                           1,689,569   1,596,194
Land, buildings and equipment, net                        40,582      38,656
Other assets                                              85,635      88,019
--------------------------------------------------------------------------------
      Total assets                                    $2,414,316  $2,338,453
------------------------------------------------------==========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                           $1,796,088  $1,818,476
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                   310,142     270,316
      Other                                               60,576      10,392
--------------------------------------------------------------------------------
        Total short-term borrowings                      370,718     280,708
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities               20,481      17,886
   Notes payable                                          10,000      10,000
   Guaranteed preferred beneficial interests in
     the Company's subordinated debentures                57,500      57,500
--------------------------------------------------------------------------------
          Total liabilities                            2,254,787   2,184,570
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,783,650 shares issued                  13,918      13,918
   Capital surplus                                        21,672      21,673
   Retained earnings                                     164,600     156,653
   Treasury stock, at cost (410,166 shares in
     2000 and 391,498 shares in 1999)                    (38,506)    (35,965)
   Accumulated other comprehensive loss                   (2,155)     (2,396)
--------------------------------------------------------------------------------
          Total stockholders' equity                     159,529     153,883
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $2,414,316  $2,338,453
------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                                Three Months       Six Months
                                               Ended June 30,    Ended June 30,
                                            ------------------------------------
                                               2000     1999     2000     1999
--------------------------------------------------------------------------------
Interest income:
   Loans                                     $38,728  $32,377  $75,011  $62,822
   Investment securities                       6,766    5,078   13,192   10,551
   Federal funds sold and securities
    purchased under agreements to resell,
    and other                                    505      350    1,253      951
--------------------------------------------------------------------------------
       Total interest income                  45,999   37,805   89,456   74,324
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                   15,773   12,822   31,103   25,399
   Federal funds purchased and securities
    sold under agreement to repurchase         4,363    2,686    8,049    5,255
   Convertible capital notes                       0      242        0      483
   Subordinated debentures                     1,185    1,184    2,369    2,369
   Other borrowings                              596      287      900      580
--------------------------------------------------------------------------------
       Total interest expense                 21,917   17,221   42,421   34,086
--------------------------------------------------------------------------------
       Net interest income                    24,082   20,584   47,035   40,238
Provision for loan losses                      2,655    3,030    5,310    5,310
--------------------------------------------------------------------------------
       Net interest income after provision
         for loan losses                      21,427   17,554   41,725   34,928
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts         3,445    3,032    6,672    5,782
   Fiduciary income                            3,078    3,317    6,237    6,564
   Credit card fees                            2,620    2,178    5,036    4,365
   Securities gains                                0      378        0      541
   Other service charges, fees and income      3,387    2,924    6,377    5,673
--------------------------------------------------------------------------------
       Total noninterest income               12,530   11,829   24,322   22,925
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits             11,600    9,966   23,195   19,965
   Professional services                          37      862    2,984    1,699
   Net occupancy and equipment expense         2,919    2,542    5,734    4,934
   Advertising and promotional activities      1,678      861    2,917    1,761
   Data processing expense                     1,388    1,088    2,675    2,176
   Supplies                                      666      573    1,335    1,113
   Postage and dispatch                          621      542    1,292    1,036
   Goodwill amortization                         654      403    1,307      806
   Deposit insurance assessment                   98       64      197      127
   Other                                       2,727    2,664    5,129    5,092
--------------------------------------------------------------------------------
       Total noninterest expenses             22,388   19,565   46,765   38,709
--------------------------------------------------------------------------------
       Income before provision for
         income taxes                         11,569    9,818   19,282   19,144
Provision for income taxes                     4,574    3,832    7,757    7,458
--------------------------------------------------------------------------------
       Net income                              6,995    5,986   11,525   11,686
Other comprehensive income (loss)                601   (1,001)     241   (1,512)
--------------------------------------------------------------------------------
       Comprehensive income                  $ 7,596  $ 4,985  $11,766  $10,174
---------------------------------------------===================================
Per share data:
   Basic earnings per share                    $2.94    $2.95    $4.84    $5.75
---------------------------------------------===================================
   Diluted earnings per share                  $2.90    $2.53    $4.78    $4.93
---------------------------------------------===================================
Cash Dividends                                 $0.75    $0.60    $1.50    $1.20
---------------------------------------------===================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                             Six Months Ended
                                                                 June 30
                                                         -----------------------
                                                            2000         1999
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                              $  11,525    $  11,686
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                 5,310        5,310
   Provision for depreciation and amortization               4,520        3,621
   Amortization of premium and accretion of
     discount on investment securities                        (492)         (32)
   Gain on sale of investment securities                         0         (541)
   Loss on retirement of convertible capital notes               0          155
   Changes in assets and liabilities:
    Loans held for sale                                     (1,733)       3,883
    Prepaid expenses and other assets                       (1,385)        (758)
    Income taxes                                             4,780        1,083
    Interest receivable                                     (2,797)        (674)
    Interest payable                                         2,377        4,135
    Other liabilities                                          453         (336)
    Other                                                       (6)          19
--------------------------------------------------------------------------------
     Net cash provided by operating activities              22,552       27,551
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (86,394)     (77,115)
   Investment securities matured or called                  73,481      106,784
   Proceeds from sale of investment securities                   0          592
   Net increase in loans                                   (99,509)    (143,932)
   Purchases of land, buildings and equipment               (4,782)      (3,326)
   Proceeds from sale of equipment                             128           10
   Proceeds from sale of other real estate
     and repossessions                                         979          625
   Other                                                      (551)        (732)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities            (116,648)    (117,094)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net decrease in deposits                                (22,388)     (28,719)
   Net increase in short-term borrowings                    90,010       53,244
   Retirement of convertible capital notes                      (1)        (201)
   Cash dividends                                           (3,577)      (2,440)
   Purchase of treasury stock                               (2,541)        (637)
--------------------------------------------------------------------------------
     Net cash provided by financing activities              61,503       21,247
--------------------------------------------------------------------------------
       Decrease in cash and cash equivalents               (32,593)     (68,296)

Cash and cash equivalents at beginning of period           155,788      200,606
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $123,195     $132,310
----------------------------------------------------------======================

Supplemental disclosures
   Interest paid                                           $40,044      $29,951
   Income tax paid                                         $ 2,957        6,353

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


2.  Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the six months ended June 30, 2000 and 1999 (in thousands):


                                                           2000        1999
   --------------------------------------------------------------------------
   Balance, January 1                                    $26,010     $21,703
   Additions:
     Provision for loan losses                             5,310       5,310
   --------------------------------------------------------------------------
                                                          31,320      27,013
   Deductions:
     Loans charged off                                     4,741       4,570
     Less recoveries on loans
         previously charged off                            1,204       1,065
   --------------------------------------------------------------------------
     Net loan losses                                       3,537       3,505
   --------------------------------------------------------------------------
   Balance, June 30                                      $27,783     $23,508
   ------------------------------------------------------====================


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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance related to loans considered impaired of $444,000 and $83,000 at June 30, 2000 and 1999 respectively. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


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



                                                             Six Months Ended
                                                                 June 30
--------------------------------------------------------------------------------
                                                              2000        1999
--------------------------------------------------------------------------------
Net income for basic earnings per share                     $11,525     $11,686
Interest expense on convertible debt, net of taxes                0         299
--------------------------------------------------------------------------------
Net income for diluted earnings per share                   $11,525     $11,985
----------------------------------------------------------======================

Weighted average shares for basic earnings per share      2,380,973   2,032,792
Shares issuable upon exercise of stock options               29,063      39,564
Shares issuable upon conversion of capital notes                  0     359,055
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share    2,410,036   2,431,411
----------------------------------------------------------======================


4.  Segment Reporting

Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in the measurement of profit or loss since the last annual report.

There has been no material change in total segment assets or in the basis of segmentation since the last annual report. However, as a result of changes made in the Company's management reporting structure, the Kansas bank offices located in communities outside of the Wichita, Kansas metropolitan area, that were previously reported within the community banking segment, are now reported within the consumer and commercial banking segments. Reporting for the Oklahoma bank offices remains in the community banking segment. The following segment information has been restated, for all periods presented, to reflect this change (in thousands):

                                                       Six Months Ended
                                                            June 30,
                                                      2000          1999
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                                     $43,360      $44,192
    Commercial banking                                    19,681       16,385
    Wealth management                                      8,031        7,839
    Community banking                                      3,167        3,190

 Intercompany revenues
    Consumer banking                                     $  (139)     $(4,918)
    Commercial banking                                         0            0
    Wealth management                                        229          213
    Community banking                                        445          292

 Segment profit
    Consumer banking                                     $11,309      $11,531
    Commercial banking                                    10,228        8,969
    Wealth management                                      1,684        1,961
    Community banking                                      1,169        1,083
 -------------------------------------------------------------------------------
       Profit from segments                               24,390       23,544
       Expenses at corporate level not allocated
         to segments                                      (5,108)      (4,400)
 -------------------------------------------------------------------------------
       Consolidated income before tax                    $19,282      $19,144
 --------------------------------------------------------=======================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended June 30, 2000 totaled $6,995,000, establishing a new quarterly record for the Company. Net income increased 16.9% over the comparable quarter of 1999, and represents a 54.4% improvement over first quarter earnings. The Company received an $850,000 reimbursement during the second quarter from an insurance carrier pertaining to a litigation issue that was settled in the first quarter. In addition, the Company's net interest income improved $1,129,000 from first quarter levels, and increases in noninterest expense (excluding the quarter-over-quarter changes arising from the aforementioned litigation issue) were more than offset by growth in noninterest income.

NET INTEREST INCOME. Net interest income increased $3,498,000, or 17.0%, over prior year levels, as average interest-earning assets increased approximately 13.4% over comparable prior year amounts, and the Company recorded a 10 basis point increase in its year-over-year interest spread. While the Company continued to record loan growth in the second quarter, the rate of growth did moderate. After increasing 3.8% in the first quarter, average loans increased 2.9% during the second quarter. Continuing recent trends, the majority of this growth occurred in the Company's commercial loan portfolio. The quarterly improvement in net interest income was driven by increases in both volumes and interest spreads. Average interest-earning assets in the second quarter exceeded first quarter amounts by approximately $41 million, and the Company recorded a six basis point improvement in its interest spread.

Yields on average interest-earning assets increased thirty-one basis points during the quarter ended June 30, 2000. The Federal Reserve twenty-five basis point increase on March 21 and the fifty basis point increase in mid-May were the principal reasons for the increase in yields. The Company's loan growth continues to modestly impact the composition of its interest-earning assets. Loans comprised 78% of average interest-earning assets in the second quarter. This is an increase of one percent, and follows an increase of a similar amount in the first quarter of this year.

Funding costs also rose during the quarter. The cost of interest-bearing liabilities was twenty-five basis points higher than the comparable first quarter amounts. The Company anticipates that it will continue to see pressure with respect to funding costs for the remainder of the year. Average interest-bearing deposits in the second quarter were relatively unchanged from first quarter amounts, and total deposits at quarter-end actually experienced a quarter-over-quarter decline. The Company typically sees a reduction in deposit balances after income tax payments are processed in April. The effect this year was more pronounced, and the Company recorded a quarter-over-quarter decline in total deposits of $59,608,000. As a result of the decline in deposits, the Company increased its borrowings from the Federal Home Loan Bank of Topeka. These borrowings typically carry a higher rate of interest than traditional deposit products.

The Company believes its principal markets will continue to remain quite competitive. As a result, the Company anticipates compression in its interest margin during the remainder of the year.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $2,655,000 in the second quarter, equal to the amount recorded in the preceding quarter and $375,000 less than the amount recorded in the second quarter of 1999. Charge-offs in the second quarter totaled $2,262,000, declining slightly from the first quarter amount of $2,479,000. This represents a decline of $440,000 from comparable prior year amounts. Nonaccrual and past due loans increased $591,000 from prior quarter totals. This increase was due principally to the downgrade of one credit in the retail industry. These loans comprised
 .28% of total loans at June 30, 2000, and .26% of total loans at March 31, 2000 and December 31, 1999. The Company has noted no trends during the quarter that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio.

The Company's allowance for loan losses at June 30, 2000 was equal to 1.62% of total loans and 570% of loans considered risk elements. Comparable amounts at March 31, 2000 and December 31, 1999 were 1.61% and 627%, and 1.60% and 624%, respectively. All segments of the loan portfolio are generally performing as had been expected. As noted above, the majority of the commercial lending segment charge-offs arose from the charge-off of one credit in the retail industry. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio. Should the Company's assessment of its credit risk for the rest of the year remain consistent with that experienced to date, it is expected that the 2000 provision for loan losses will be approximately equal to the amount recorded in 1999.

Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                               June 30,
                                                         2000           1999
--------------------------------------------------------------------------------
Amount of loans at period-end                         $1,717,352     $1,554,338
-----------------------------------------------------===========================

YTD Average loans outstanding                         $1,667,764     $1,477,805
-----------------------------------------------------===========================

Beginning balance of allowance for loan losses           $26,010        $21,703

Loans charged-off
   Commercial, Financial and Agricultural                  1,584          1,427
   Real Estate-Construction                                   40              0
   Credit Card                                             2,292          2,280
   Installment                                               825            863
--------------------------------------------------------------------------------
Total loans charged off                                    4,741          4,570
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural                    340            298
   Real Estate-Mortgage                                       19              6
   Credit Card                                               602            492
   Installment                                               243            269
--------------------------------------------------------------------------------
Total recoveries                                           1,204          1,065
--------------------------------------------------------------------------------

Net loans charged off                                      3,537          3,505

Provision charged to expense                               5,310          5,310
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses              $27,783        $23,508
-----------------------------------------------------===========================

Net charge-offs/average loans                              0.21%          0.24%
-----------------------------------------------------===========================
Allowance for loan losses/loans at period-end              1.62%          1.51%
-----------------------------------------------------===========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                        June 30, 2000         December 31, 1999
--------------------------------------------------------------------------------
                                                  Percent               Percent
                                       Amount     of Total    Amount    of Total
--------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural                   $  824,618     48.0%   $  775,027    47.8%
Real Estate-Construction                 64,575      3.8        63,112     3.9
Real Estate-Mortgage                    399,737     23.3       326,174    20.1
Installment, excluding credit card      304,160     17.7       330,732    20.4
Credit card                             124,262      7.2       127,159     7.8
--------------------------------------------------------------------------------
  Subtotal                            1,717,352    100.0%    1,622,204   100.0%
Allowance for loan losses               (27,783)               (26,010)
--------------------------------------------------------------------------------
  Total                              $1,689,569             $1,596,194
-------------------------------------===========================================

As noted above, loans considered risk elements increased slightly this quarter. These loans comprised .28% of total loans, compared to .26% of total loans at both December 31, 1999 and March 31, 2000, respectively. Management is not aware of issues that would significantly impact the credit quality of the loan portfolio in 2000. Management believes the allowance for loan losses to be adequate at this time.

                                                     June, 30       December 31,
        (in thousands of dollars)                      2000             1999
--------------------------------------------------------------------------------
        Loan Categories
             Nonaccrual Loans                         $3,670           $3,063
             Past Due 90 days or more                  1,203            1,105
--------------------------------------------------------------------------------
        Total                                         $4,873           $4,168
----------------------------------------------------============================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at June 30, 2000. Loan growth, coupled with the decline in deposits referred to above, resulted in the Company's loan/deposit ratio increasing to 95.6% at June 30, 2000. Comparable amounts at March 31, 2000 and December 31, 1999 were 89.6% and 89.2%, respectively. As noted in previous filings, one of the Company's subsidiaries became a member of the Federal Home Loan Bank of Topeka during the first quarter of 2000. The increase in short-term borrowings in the accompanying balance sheet is due principally to that subsidiary's borrowings from the FHLB. In addition to FHLB borrowing capacity, the Company maintains a variety of funding sources, including core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 72% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 24% of the portfolio. The Company maintains a short weighted average maturity in this portion of its investment portfolio. At June 30, 2000, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 4 months, and the average maturity of municipal securities was 3 years and 5 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 2000, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 2000, the Company's total capital to risk-weighted assets ratio was 10.7% and its Tier 1 capital to risk-weighted assets ratio was 9.2%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Second quarter noninterest income increased 6.3% over first quarter amounts, totaling $12,530,000. Excluding securities gains recorded in the second quarter of 1999, noninterest income in the second quarter increased 9.4% over comparable 1999 amounts. With the exception of fiduciary income, the Company recorded quarter-over-quarter growth in all areas of noninterest income.

Second quarter service charges on deposit accounts increased 13.6% over comparable prior year amounts. The Company has recorded a year-over-year increase of approximately 22% in the number of deposit accounts serviced, with most of that increase arising from the accounts acquired by the Company in its purchase in September, 1999 of the Kansas branches of another financial institution. The Company has recorded only a nominal increase in the number of accounts serviced during the year. Through the first six months of the year, the number of accounts serviced grew at an annualized rate of 2%. OD and NSF volumes have continued to increase during 2000. This source of fee income increased 13.4% over first quarter amounts, and increased $262,000 over the amount recorded in the second quarter of 1999.

Fiduciary income declined again in the second quarter, as activity in the equity markets resulted in further declines in the value of assets managed by the Company. Revenues from fiduciary activities declined 2.6% from first quarter levels and were 7.2% less than comparable 1999 amounts. The Company did record a modest increase in assets under management during the month of June, reversing the trend that has occurred for much of the year.

Quarterly credit card fees recorded a year-over-year increase of 20.3%, and increased 8.4% over first quarter amounts. Approximately one-half of the quarterly increase is attributable to increased merchant activity during the second quarter, while the year-over-year increase arises from repricing efforts initiated in 1999 and continuing this year. The Company also recorded a greater amount of cash flow from its securitized credit card accounts in the second quarter, resulting in a quarterly increase in revenue of $55,000.


As noted in previous filings, the Company does not engage in securities trading activity. The securities gains recorded in 1999 were the result of nonrecurring transactions. There have been no similar transactions in 2000.

Other service charges, fees and income, after declining $126,000 in the first quarter, increased 13.3% in the second quarter. ATM activity levels increased during the second quarter, resulting in a 15% increase in fees from this revenue source. Letter of credit transaction activity also increased during the second quarter. Additional volumes resulted in a $49,000 increase in letter of credit fee income. INTRUST Financial Services, the Company's broker-dealer subsidiary, continues to report increased revenues. After reporting a first quarter year-over-year revenue increase of $254,000, second quarter revenues exceeded those of the comparable period in 1999 by approximately $300,000.

Total noninterest expense in the second quarter increased $2,823,000, or 14.4%, over comparable prior year amounts. Excluding the $850,000 insurance reimbursement that was recorded as a reduction in professional services cost, the year-over-year increase would have been $3,673,000. Approximately one-third of this increase is attributable to costs associated with the locations acquired in the Company's acquisition of the Kansas branches of another financial institution in September, 1999. The Company has also undertaken a major advertising initiative this year, which has resulted in a substantial increase in advertising and promotional activities. Data processing, supplies and postage costs have all been impacted by the greater number of accounts that are presently being serviced by the Company.

Salaries and employee benefit costs, in the second quarter, have increased $1,634,000, or 16.4%, over comparable 1999 amounts. $575,000 of this increase is attributable to staffing costs associated with the new locations acquired in 1999. Increases in employee benefit plan costs were responsible for 5% of the increase in total salaries and employee benefit costs. Employee education costs increased $60,000, and incentive plan costs were 45% higher than year-ago levels. INTRUST Financial Services recorded an increase in salaries and employee benefit costs of $119,000, as commission costs increased as a result of increased sales volume.

Net occupancy and equipment expense increased 14.8% over 1999 second quarter levels, with 62% of this increase attributable to costs incurred at the Company's new locations. Much of the remaining increase was due to increased utilities cost and increased equipment depreciation expense. As has been noted in previous filings, the Company has undertaken a major advertising campaign this year, and has substantially increased its advertising expenditures. The Company anticipates a lesser level of advertising expenditures for the remainder of 2000. As discussed above, increased account volumes have resulted in increased data processing, supplies and postage costs. The number of deposit accounts serviced by the Company has increased over 21% this year. Additionally, the Company presently has a number of initiatives underway in the technology area.

The year-over-year increase in goodwill amortization was $251,000. This is due solely to the goodwill recorded in the branch acquisition discussed elsewhere.

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


INTRUST Financial Corporation




Date:  August 4, 2000                         By: /s/ C.Q. Chandler IV
                                                  ---------------------
                                                  C.Q. Chandler IV
                                                  President
                                                  (Principal Executive Officer)




Date:  August 4, 2000                         By: /s/ Jay L. Smith
                                                  -----------------
                                                  Jay L. Smith
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


       Number                Description
       ------                -----------
         27                  Financial Data Schedule