Form 10-Q
period 2000-09-30
INTRUST FINANCIAL CORP /
filed 2000-11-13
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 20, 2000, there were 2,353,904 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                     September 30,  December 31,
Assets                                                   2000           1999
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                            $  109,900    $  109,548
    Federal funds sold and securities purchased
      under agreements to resell                          40,325        46,240
--------------------------------------------------------------------------------
        Total cash and cash equivalents                  150,225       155,788
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity at cost (market value, $40,881
     for 2000 and $65,957 for 1999)                       40,523        65,849
   Available-for-sale, at market                         394,683       361,503
--------------------------------------------------------------------------------
        Total investment securities                      435,206       427,352
--------------------------------------------------------------------------------
Loans held-for-sale                                        2,073        32,444
Loans, net of allowance for loan losses of
  $28,271 in 2000 and $26,010 in 1999                  1,658,078     1,596,194
Land, buildings and equipment, net                        41,145        38,656
Other assets                                              79,846        88,019
--------------------------------------------------------------------------------
      Total assets                                    $2,366,573    $2,338,453
------------------------------------------------------==========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                           $1,816,647    $1,818,476
   Short-term borrowings:
      Federal funds purchased and securities
        sold under agreements to repurchase              279,687       270,316
      Other                                               10,919        10,392
--------------------------------------------------------------------------------
        Total short-term borrowings                      290,606       280,708
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities               25,334        17,886
   Notes payable                                          13,000        10,000
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                  57,500        57,500
--------------------------------------------------------------------------------
          Total liabilities                            2,203,087     2,184,570
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,783,650 shares issued                  13,918        13,918
   Capital surplus                                        21,672        21,673
   Retained earnings                                     169,779       156,653
   Treasury stock, at cost (429,561 shares in
     2000 and 391,498 shares in 1999)                    (40,917)      (35,965)
   Accumulated other comprehensive loss                     (966)       (2,396)
--------------------------------------------------------------------------------
          Total stockholders' equity                     163,486       153,883
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity      $2,366,573    $2,338,453
------------------------------------------------------==========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - Dollars In Thousands Except per Share Data)

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        ----------------------------------------
                                            2000      1999       2000      1999
--------------------------------------------------------------------------------
Interest income:
   Loans                                   $39,229  $33,324  $114,240  $ 96,146
   Investment securities                     6,815    5,042    20,007    15,593
   Federal funds sold and securities
     purchased under agreements to
     resell, and other                         648      354     1,901     1,305
--------------------------------------------------------------------------------
       Total interest income                46,692   38,720   136,148   113,044
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                 16,696   13,237    47,799    38,636
   Federal funds purchased and
     securities sold under agreement
     to repurchase                           4,171    2,823    12,220     8,078
   Convertible capital notes                     0      238         0       721
   Subordinated debentures                   1,184    1,185     3,553     3,554
   Other borrowings                            821      313     1,721       893
--------------------------------------------------------------------------------
       Total interest expense               22,872   17,796    65,293    51,882
--------------------------------------------------------------------------------
       Net interest income                  23,820   20,924    70,855    61,162
Provision for loan losses                    2,655    3,030     7,965     8,340
--------------------------------------------------------------------------------
       Net interest income after
         provision for loan losses          21,165   17,894    62,890    52,822
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts       3,511    3,191    10,183     8,973
   Fiduciary income                          3,146    3,387     9,383     9,951
   Credit card fees                          2,763    2,408     7,799     6,773
   Securities gains                              0        0         0       541
   Other service charges, fees and income    2,972    3,041     9,349     8,714
--------------------------------------------------------------------------------
       Total noninterest income             12,392   12,027    36,714    34,952
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits           11,444   10,275    34,639    30,240
   Professional services                     1,052    1,041     4,036     2,740
   Net occupancy and equipment expense       3,030    2,855     8,764     7,789
   Advertising and promotional activities      986      757     3,903     2,518
   Data processing expense                   1,483    1,172     4,158     3,348
   Supplies                                    651      764     1,986     1,877
   Postage and dispatch                        594      575     1,886     1,611
   Goodwill amortization                       635      487     1,942     1,293
   Deposit insurance assessment                 86       70       283       197
   Other                                     2,166    2,490     7,295     7,582
--------------------------------------------------------------------------------
       Total noninterest expenses           22,127   20,486    68,892    59,195
--------------------------------------------------------------------------------
       Income before provision for
         income taxes                       11,430    9,435    30,712    28,579
Provision for income taxes                   4,470    3,655    12,227    11,113
--------------------------------------------------------------------------------
       Net income                            6,960    5,780    18,485    17,466
Other comprehensive income (loss)            1,189     (271)    1,430    (1,783)
--------------------------------------------------------------------------------
       Comprehensive income                $ 8,149  $ 5,509  $ 19,915  $ 15,683
-------------------------------------------=====================================
Per share data:
   Basic earnings per share                  $2.94    $2.84     $7.78     $8.59
-------------------------------------------=====================================
   Diluted earnings per share                $2.91    $2.44     $7.69     $7.37
-------------------------------------------=====================================
Cash Dividends                               $0.75    $0.60     $2.25     $1.80
-------------------------------------------=====================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                           Nine Months Ended
                                                              September 30
                                                         -----------------------
                                                             2000        1999
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                $ 18,485   $  17,466
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                  7,965       8,340
   Provision for depreciation and amortization                6,779       5,630
   Amortization of premium and accretion of discount
     on investment securities                                  (886)        (47)
   Gain on sale of investment securities                          0        (541)
   Loss on retirement of convertible capital notes                0         240
   Changes in assets and liabilities:
    Loans held for sale                                      (1,974)      3,622
    Prepaid expenses and other assets                           608     (14,004)
    Income taxes                                              9,200       2,902
    Interest receivable                                      (3,749)     (2,311)
    Interest payable                                          5,523       8,064
    Other liabilities                                           773      13,441
    Other                                                      (162)         30
--------------------------------------------------------------------------------
     Net cash provided by operating activities               42,562      42,832
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (196,909)   (214,355)
   Investment securities matured or called                  192,325     146,502
   Proceeds from sale of investment securities                    0         592
   Net increase in loans                                    (38,781)   (150,001)
   Purchases of land, buildings and equipment                (8,139)     (5,583)
   Proceeds from sale of equipment                            1,686          59
   Proceeds from sale of other real estate
     and repossessions                                        1,462         995
   Other                                                       (526)     (1,005)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (48,882)   (222,796)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Proceeds from assumption of liabilities and
     acquisition of assets of bank branches, net                  0     219,217
   Net decrease in deposits                                  (1,829)    (52,373)
   Net increase (decrease) in short-term borrowings           9,898     (13,891)
   Proceeds from notes payable                                3,000           0
   Retirement of convertible capital notes                       (1)       (311)
   Cash dividends                                            (5,359)     (3,659)
   Purchase of treasury stock                                (4,952)     (1,114)
--------------------------------------------------------------------------------
     Net cash provided by financing activities                  757     147,869
--------------------------------------------------------------------------------

     Decrease in cash and cash equivalents                   (5,563)    (32,095)

Cash and cash equivalents at beginning of period            155,788     200,606
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $150,225    $168,511
-----------------------------------------------------------=====================

Supplemental disclosures
   Interest paid                                            $59,770     $43,819
   Income tax paid                                          $ 3,007     $ 8,189

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


2.  Allowance for Loan Losses
-----------------------------

The following is a summary of the allowance for loan losses for the nine months ended September 30, 2000 and 1999 (in thousands):


                                                             2000        1999
   -----------------------------------------------------------------------------
   Balance, January 1                                       $26,010     $21,703
   Additions:
     Allowance acquired                                           0         310
     Provision for loan losses                                7,965       8,340
   -----------------------------------------------------------------------------
                                                             33,975      30,353
   Deductions:
     Loans charged off                                        7,299       7,183
     Less recoveries on loans
         previously charged off                               1,595       1,611
   -----------------------------------------------------------------------------
     Net loan losses                                          5,704       5,572
   -----------------------------------------------------------------------------
   Balance, September 30                                    $28,271     $24,781
   ---------------------------------------------------------====================

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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance related to loans considered impaired of $409,000 and $672,000 at September 30, 2000 and 1999 respectively. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


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


                                                            Nine Months Ended
                                                               September 30
--------------------------------------------------------------------------------
                                                             2000        1999
--------------------------------------------------------------------------------
Net income for basic earnings per share                     $18,485     $17,466
Interest expense on convertible debt, net of taxes                0         447
--------------------------------------------------------------------------------
Net income for diluted earnings per share                   $18,485     $17,913
------------------------------------------------------------====================

Weighted average shares for basic earnings per share      2,376,295   2,033,242
Shares issuable upon exercise of stock options               27,551      39,911
Shares issuable upon conversion of capital notes                  0     356,992
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share    2,403,846   2,430,145
----------------------------------------------------------======================


4.  Segment Reporting
---------------------

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

                                         Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            2000      1999      2000      1999
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                      $21,468   $22,320   $64,828   $66,512
    Commercial banking                      9,766     8,939    29,447    25,326
    Wealth management                       3,861     4,139    11,892    11,977
    Community banking                       1,733     1,586     4,900     4,775

 Intercompany revenues
    Consumer banking                      $   (18)  $(2,442)  $  (158)  $(7,360)
    Commercial banking                          0         0         0         0
    Wealth management                         119       104       349       317
    Community banking                         170       274       615       566

 Segment profit
    Consumer banking                      $ 5,593   $ 4,681   $16,902   $15,709
    Commercial banking                      5,304     5,025    15,532    13,894
    Wealth management                         882       932     2,566     2,777
    Community banking                         722       647     1,891     1,730
 -------------------------------------------------------------------------------
       Profit from segments before tax     12,501    11,285    36,891    34,110
       Expenses at corporate level not
         allocated to segments             (1,071)   (1,850)   (6,179)   (5,531)
 -------------------------------------------------------------------------------
       Consolidated income before tax     $11,430   $ 9,435   $30,712   $28,579
 -----------------------------------------======================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended September 30, 2000 totaled $6,960,000, declining $35,000 from second quarter levels. As noted previously, the Company received an $850,000 reimbursement during the second quarter from an insurance carrier pertaining to a litigation issue that was settled in the first quarter. This non-recurring item had the effect of increasing second quarter net income by slightly more than $500,000. Excluding this reimbursement, third quarter earnings would have been approximately 7.3% higher than comparable second quarter amounts. Year-to-date net income of the Company totaled $18,485,000, an increase of 5.8% over 1999 amounts. Year-to-date results excluding the previously discussed litigation settlement and subsequent reimbursement would be approximately 9.4% above comparable 1999 amounts.

NET INTEREST INCOME. Current year net interest income continues to exceed comparable 1999 amounts. Third quarter net interest income was $23,820,000 increasing 13.8% over 1999 third quarter amounts. However, third quarter net interest income amounts were $262,000 less than comparable second quarter amounts. The reduction in net interest income was a function of both declines in average interest-earning assets and compression in the Company's interest spread.

As noted in its second quarter filing, the Company's loan growth moderated in the second quarter. During the third quarter, the Company recorded a decline in average loans. The Company ended the third quarter with period-end loans of $1,686,349,000, a decline of $31 million from the beginning of the quarter. While the Company typically records a lesser amount of loan growth during the third quarter due to seasonal factors, other factors also impacted the Company's third quarter loan outstandings this year. The Company recorded a decline of approximately $13 million in its commercial portfolio in the third quarter, as a sizeable customer of one of the Company's subsidiary banks moved its business, and many of the Company's customers indicated a somewhat more cautious approach to business expansion. The Company has continued to reduce its automobile loan origination activity, resulting in a decline of $19.3 million in its installment loan (excluding credit card) portfolio. As a result of the reduction in the loan portfolio, the Company's average interest-earning assets declined $18.6 million from second quarter levels. With loans comprising a lesser percentage of interest-earning assets, the Company also recorded a five basis point decline in its interest spread.

Yields on average interest-earning assets increased twenty points during the quarter ended September 30, 2000. The fifty basis point increase by the Federal Reserve in mid-May impacted credit card yields in the third quarter, as loans written with quarterly adjustments repriced upward. In addition, installment loans originated by the Company in the third quarter carried higher interest rates than those that paid-off during the same period. Offsetting these increases to a modest degree, was the fact that loans comprised a lesser percentage of interest-earning assets in the third quarter. Loans comprised 78% of average interest-earning assets in the third quarter, compared to 78.4% in the second quarter.

Funding costs also rose during the quarter. The cost of interest-bearing liabilities was twenty-five basis points higher than the comparable second quarter amount. The Company anticipates that it will continue to see pressure with respect to funding costs for the remainder of the year, as its principal markets remain quite competitive with respect to the acquisition of deposits. Average interest-bearing liabilities declined approximately $21 million in the third quarter. However, the reduction in loan volume was greater than the decline recorded in deposits, so the Company was able to reduce its level of Federal Home Loan Bank borrowings.

As a result of the competitive market for funds, the Company anticipates compression in its interest margin throughout the remainder of the year.

PROVISION FOR LOAN LOSSES. The Company recorded a provision for loan losses of $2,655,000 in the third quarter, equal to the amount recorded in the preceding quarter and $375,000 less than the amount recorded in the third quarter of 1999. Charge-offs in the third quarter increased $296,000 from second quarter amounts. Year-to-date charge-offs this year total $7,299,000, increasing nominally from comparable prior year amounts. The quarter-over-quarter change in charge-offs is due principally to a charge-off recorded in the third quarter on an agricultural credit. Nonaccrual and past due loans increased $1,651,000 this quarter. These loans comprised .39% of total loans at September 30, 2000 increasing eleven basis points from prior quarter amounts. There was no particular industry or segment of the loan portfolio that accounted for the increase in nonaccrual and past due loans. The credits that were downgraded this quarter were in different geographic markets and in different industries.

The Company's allowance for loan losses at September 30, 2000 was equal to 1.68% of total loans and 433% of loans considered risk elements. Comparable amounts at June 30, 2000 and December 31, 1999 were 1.62% and 570%, and 1.60% and 624%, respectively. All segments of the loan portfolio are generally performing as had been expected. As noted above, the majority of the commercial lending segment charge-offs arose from the charge-off of one credit in the agricultural segment of the portfolio, and loans placed on nonaccrual status have come from different geographical areas and various industries. Management will continue to actively review the activity in its loan portfolio to ensure that the provision for loan losses and resultant allowance for loan losses remain adequate to appropriately address the credit risk existing in the portfolio. Should the Company's assessment of its credit risk for the fourth quarter remain consistent with that experienced to date, it is expected that the 2000 provision for loan losses will be approximately equal to the amount recorded in 1999.


Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                            September 30,
                                                         2000           1999
--------------------------------------------------------------------------------
Amount of loans at period-end                         $1,686,349     $1,561,290
------------------------------------------------------==========================

YTD Average loans outstanding                         $1,700,782     $1,499,967
------------------------------------------------------==========================

Beginning balance of allowance for loan losses           $26,010        $21,703
Allowance acquired related to loans purchased                  0            310

Loans charged-off
   Commercial, Financial and Agricultural                  2,531          2,562
   Real Estate-Construction                                   40              0
   Real Estate-Mortgage                                        0             14
   Credit Card                                             3,450          3,343
   Installment                                             1,278          1,264
--------------------------------------------------------------------------------
Total loans charged off                                    7,299          7,183
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural                    419            418
   Real Estate-Mortgage                                       21             19
   Credit Card                                               838            784
   Installment                                               317            390
--------------------------------------------------------------------------------
Total recoveries                                           1,595          1,611
--------------------------------------------------------------------------------

Net loans charged off                                      5,704          5,572

Provision charged to expense                               7,965          8,340
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses              $28,271        $24,781
------------------------------------------------------==========================

Net charge-offs/average loans                              0.34%          0.37%
------------------------------------------------------==========================

Allowance for loan losses/loans at period-end              1.68%          1.59%
------------------------------------------------------==========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                          September 30, 2000   December 31, 1999
--------------------------------------------------------------------------------
                                                    Percent             Percent
                                            Amount  of Total    Amount  of Total
--------------------------------------------------------------------------------
Commercial, Financial  and Agricultural  $  759,693    45.0% $  775,027    47.8%
Real Estate-Construction                     63,739     3.8      63,112     3.9
Real Estate-Mortgage                        452,082    26.8     326,174    20.1
Installment, excluding credit card          284,803    16.9     330,732    20.4
Credit card                                 126,032     7.5     127,159     7.8
--------------------------------------------------------------------------------
  Subtotal                                1,686,349   100.0%  1,622,204   100.0%
Allowance for loan losses                   (28,271)            (26,010)
--------------------------------------------------------------------------------
  Total                                  $1,658,078          $1,596,194
------------------------------------------======================================

As noted above, loans considered risk elements increased slightly this quarter. These loans comprised .39% of total loans, compared to .28% of total loans at June 30, 2000 and .26% of total loans at December 31, 1999. Management is not aware of issues that would significantly impact the credit quality of the loan portfolio in 2000. Management believes the allowance for loan losses to be adequate at this time.


                                                September 30,       December 31,
        (in thousands of dollars)                   2000               1999
--------------------------------------------------------------------------------
        Loan Categories
             Nonaccrual Loans                      $4,634             $3,063
             Past Due 90 days or more               1,890              1,105
--------------------------------------------------------------------------------
        Total                                      $6,524             $4,168
------------------------------------------------================================

LIQUIDITY AND CAPITAL RESOURCES. The Company considered its liquidity level adequate at September 30, 2000. At the end of the third quarter, the Company's loan/deposit ratio was 92.8%, a decline of 2.8% from June 30 levels. As noted above, the Company recorded a decline in loan outstandings this quarter. The decline in loan demand resulted in an approximate $50 million reduction in other short-term borrowings (principally Federal Home Loan Bank of Topeka indebtedness) this quarter.

Approximately 75% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 23% of the portfolio. The Company maintains a short weighted average maturity in this portion of its investment portfolio. At September 30, 2000, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 2 months, and the average maturity of municipal securities was 3 years and 6 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 2000, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. As noted in previous filings, the Company has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

As has been disclosed in previous filings, in January, 1998, a statutory business trust of the Company issued $57,500,000 in cumulative trust preferred securities. These preferred securities, which qualify as Tier 1 capital for regulatory reporting purposes, have a distribution rate of 8.24%, and will mature on January 31, 2028, unless called or extended by the Company. The Company owns 100% of the common stock of the trust, and the only assets of the trust consist of the 8.24% subordinated debentures due January 31, 2028 issued by the Company to the trust. The Company has issued Back-up Obligations to the trust, which, when taken in the aggregate, constitute the full and unconditional guarantee by the Company of all of the trust's obligations under the preferred securities.

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 2000, the Company's total capital to risk-weighted assets ratio was 11.3% and its Tier 1 capital to risk-weighted assets ratio was 9.9%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE. Third quarter noninterest income totaled $12,392,000, declining $138,000, or 1.1% from second quarter levels. Total noninterest income in the third quarter did increase 3% over comparable 1999 amounts. While the Company recorded nominal increases in most areas of noninterest income, these increases were more than offset by a quarterly decline in other service charges, fees and income. As discussed below, third quarter revenues at two of the Company's non-bank subsidiaries declined from prior quarter levels.

Service charges on deposit accounts increased 1.9% this quarter, and were 10% higher than comparable prior year amounts. As noted in previous filings, the year-over-year increase is due in large part to the increase in number of accounts serviced arising from the accounts acquired by the Company in its purchase in September, 1999 of the Kansas branches of another financial institution. Third quarter account activity continued to grow at the same 2% annualized rate recorded during the first two quarters of the year. OD and NSF volumes continued to increase in the third quarter, although at a slower rate. OD and NSF fees for the quarter ended September 30, 2000 were approximately 5% higher than comparable second quarter amounts.

Fiduciary income continued to show a year-over-year decline in the third quarter, as current quarter revenue totals were 7.1% less than comparable 1999 amounts. However, the Company did reverse the declining revenue trend in place for the first half of the year. Third quarter fiduciary income was 2.2% higher than comparable second quarter amounts. Assets under management at September 30, 2000 were approximately 4% greater than comparable June 30, 2000 amounts, but remain 3% less than September 30, 1999 levels.

Quarterly credit card fees recorded a year-over-year increase of 14.7%, and increased 5.5% over second quarter amounts. A greater amount of cash flow arising from the Company's securitized credit card accounts generated the majority of the quarterly increase in credit card fees. No significant quarterly changes were recorded in either merchant fees or other credit card fees.

As noted in previous filings, the Company does not engage in securities trading activity. The securities gains recorded in 1999 were the result of nonrecurring transactions. There have been no similar transactions in 2000.

Other service charges, fees and income recognized in the third quarter declined $415,000 from second quarter levels and declined nominally from comparable 1999 amounts. Quarterly revenue at the Company's broker/dealer subsidiary and at its actuarial service and recordkeeping subsidiary declined from comparable prior quarter amounts by approximately $170,000. The Company also recorded reduced letter of credit fee and credit life commission revenue in the third quarter. ATM fees, after increasing 15% in the second quarter, were flat in the third quarter. Other revenue sources in this line item caption showed little increase when compared to second quarter amounts.

Total noninterest expense in the third quarter increased $1,641,000, or 8%, over comparable prior year amounts. Quarterly noninterest expense, however, declined $261,000 from second quarter amounts. While the Company's advertising expenditures in the third quarter declined $692,000, second quarter noninterest expense was reduced by an $850,000 insurance reimbursement that was described in the Company's previous quarterly filing. The comparability of year-over-year changes in many noninterest expense line items continues to be impacted by the additional volumes attributable to the acquisition of the Kansas branches of another financial institution described above.

Salaries and employee benefit costs in the third quarter have increased $1,169,000, or 11.4% over comparable 1999 amounts, but declined $156,000 from second quarter levels. $654,000 of the year-over-year increase is attributable to staffing costs associated with the new locations acquired in 1999. Absent the impact of the new locations, the year-over-year increase in salaries and employee benefit costs would have been 5%. Approximately 20% of this remaining increase is due to the Company's enhancement of its tuition assistance program and increased health insurance costs.

Professional service costs, while little-changed from quarterly amounts recorded in 1999, increased significantly from second quarter amounts. However, second quarter amounts were impacted by the previously-disclosed $850,000 insurance reimbursement. Excluding the effect of this reimbursement, quarterly costs would have increased 18.6%. This increase is due solely to a consulting initiative presently underway at one of the Company's banking subsidiaries. The Company anticipates that these costs will remain somewhat higher than historical averages through the fourth quarter, at which time the consulting project should be concluded.

The year-over-year increase in net occupancy and equipment expense of $175,000 is due to costs incurred at the Company's new locations. As has been discussed in previous filings, the Company has undertaken a major advertising campaign this year, and has substantially increased its advertising expenditures. As noted in previous filings, the Company anticipated a reduction in advertising costs from second quarter levels. Third quarter advertising and promotional expense declined $692,000 from prior quarter levels, and the Company anticipates fourth quarter advertising costs will also decline. As discussed above, increased account volumes have resulted in increased data processing, supplies and postage costs. Additionally, the Company presently has a number of initiatives underway in the technology area. Efforts associated with updating the Company's retail Internet site were substantially completed during the third quarter, but other development projects will continue for the foreseeable future.

The year-over-year increase in goodwill amortization was $148,000. This is due solely to the goodwill recorded in the branch acquisition discussed elsewhere. The year-over-year decline in other noninterest expense arises from a reduction in net credit card interchange costs and rebates received on the assessments due on certain credit card products.

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


INTRUST Financial Corporation




Date:  November 13, 2000                   By: /s/ C.Q. Chandler IV
                                           ------------------------
                                               C.Q. Chandler IV
                                               President
                                               (Principal Executive Officer)




Date:  November 13, 2000                   By: /s/ Jay L. Smith
                                           --------------------
                                               Jay L. Smith
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

EXHIBIT INDEX


       Number                Description
       ------                -----------
        27                   Financial Data Schedule