Form 10-K405
period 2000-12-31
INTRUST FINANCIAL CORP /
filed 2001-03-30
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2000
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______ to ________

       Commission File Number 2-78658

                          INTRUST FINANCIAL CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Kansas                                            48-0937376
       -------------------------------                --------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification Number)

       105 North Main Street
       Box One
       Wichita, Kansas                                       67202
       ------------------------                       --------------------
       (Address of principal                              (Zip Code)
        executive offices)

       Registrant's telephone number, including area code: (316) 383-1111

       Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
8.24% Cumulative Trust Preferred       American Stock Exchange
Securities (issued by INTRUST Capital
Trust and guaranteed by its parent,
INTRUST Financial Corporation)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

      At January 29, 2001, there were 2,348,853 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 5, 2001, the bid price of $120.00 per share would indicate an aggregate market value of $189,602,400 for shares held by nonaffiliates.

                                     PART I
                                     ------
ITEM 1.   BUSINESS.
-------   ---------

      GENERAL
      -------
      INTRUST Financial Corporation, a Kansas corporation (the "Company"), is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The mailing address of the Company is 105 North Main, Box One, Wichita, Kansas 67202.

      This Form 10-K contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. The Company undertakes no obligation to update any such statement to reflect later developments. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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


      DESCRIPTION OF BUSINESS
      -----------------------
      As of December 31, 2000, the Company's direct wholly-owned banking subsidiaries were INTRUST Bank, N.A. ("IB"), Wichita, Kansas, and Will Rogers Bank ("WRB"), Oklahoma City, Oklahoma (collectively, the "Subsidiary Banks"). The Subsidiary Banks operate 49 banking locations. IB is a national banking association organized under the laws of the United States. WRB is a state banking association organized under the laws of Oklahoma. The Subsidiary Banks provide a broad range of banking services to their customers, including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, and safe deposit facilities. In addition, IB offers fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services.

      The direct and  indirect  non-banking  subsidiaries  of the  Company  are:
NestEgg Consulting, Inc. ("NCI"), INTRUST Community Development Corporation ("ICDC"), INTRUST Capital Trust ("Trust"), INTRUST Properties, Inc. ("IPI"),
INTRUST Financial Services, Inc. ("IFS"), INTRUST RE Holdings, Inc. ("IHC"), INTRUST REIT, Inc. ("REIT") and INTRUST Investments, Inc. ("III") (collectively, the "Non-Banking Subsidiaries"). NCI, ICDC and Trust are wholly-owned subsidiaries of the Company; IPI, IFS, IHC and III are wholly owned subsidiaries of IB. REIT is a wholly-owned subsidiary of IHC. NCI is engaged in the business of providing pension plan consulting services. ICDC is in business to make equity and debt investments to promote community welfare. Trust was formed to issue trust preferred securities. IPI owns banking facilities that it leases to IB. IFS provides investment brokerage services. IHC is a real estate trust holding company. REIT is a real estate investment trust. III performs portfolio management activities by managing, investing and reinvesting the cash and investment securities contributed to it by IB. All of the Non-Banking Subsidiaries are based in Wichita, Kansas except Trust, IHC and REIT.

      On January 21, 1998, Trust, a statutory business trust formed under Delaware law, issued $57,500,000 in cumulative trust preferred securities (the "Trust Preferred Securities"). In addition, Trust issued 71,155 common securities which are owned by the Company. The Trust Preferred Securities are publicly held and listed on the American Stock Exchange, Inc. under the symbol "IKT.PR.A." The Trust Preferred Securities, which, within prescribed limits, qualify as Tier 1 capital for regulatory reporting purposes, have a distribution rate of 8.24%. The only assets of Trust consist of 8.24% subordinated debentures (and payments thereon) due January 31, 2028 issued by the Company to Trust.

      The Subsidiary Banks and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries."

      At December 31, 2000, IB's trust division managed assets with a market value of $2,521,084,000 in various fiduciary capacities.

      As of December 31, 2000, the Company had 23 full-time employees. The Subsidiaries collectively had approximately 882 full-time and 260 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

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

      As discussed more fully below, the recently enacted Gramm-Leach-Bliley Act ("Gramm-Leach") allows consolidation within the banking, securities and insurance industries and is predicted to substantially increase competition in all three areas of the financial services industry. See "Recent Legislation" below.

      Competition has also increased as a result of enactment, on September 29, 1994, of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted (the "IBBEA"). This legislation facilitates the interstate expansion and consolidation of banking organizations by: (i) permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state; (ii) permitting the interstate merger of banks in all states that did not "opt out" of the merger authority prior to June 1, 1997; (iii) permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) permitting foreign banks to establish, with approval of the regulators in the United States, branches and agencies outside their home state to the same extent that national or state banks located in the home state are authorized to do so; and (v) permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state.

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

      Certain of the laws and regulations applicable to the Subsidiary Banks and the Company are summarized below or elsewhere herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the statute or regulation to which they relate. Applicable laws and regulations, as well as relevant enforcement, fiscal and monetary policies, are subject to change at any time, and such changes may materially affect the operations of the Company or the Subsidiary Banks. The Company cannot predict the nature or extent of the effects on its business or earnings that may be occasioned by any such changes.

      FEDERAL REGULATION OF BANK HOLDING COMPANIES
      --------------------------------------------
      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board may make periodic examinations of the Company and its Subsidiaries, and the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act.

      The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before: (i) acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares of, or all or substantially all of the assets of, any bank; or
(ii) merging or consolidating with another bank holding company. In determining whether to approve such a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed transaction, the convenience and needs of the community to be served, the Company's performance under the Community Reinvestment Act and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Act provides that the Federal Reserve Board shall not approve any acquisition, merger or consolidation which would result in a monopoly, or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition, merger or consolidation, the effect of which may be substantially to lessen competition or tend to create a monopoly in any section of the country, or which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

      The Act also prohibits, with certain exceptions, a bank holding company from engaging in and from acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares of any company engaged in a business other than banking, managing and controlling banks, or furnishing services to its affiliated banks. One of the exceptions to this prohibition provides that a bank holding company may engage in, and may own shares of, companies engaged in certain businesses that the Federal Reserve
Board has determined to be so closely related to banking as to be a proper incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

      The Company and its Subsidiary Banks are prohibited from tying the provision of certain services (e.g., extensions of credit or the lease or sale of property) to other services offered by the Company or the Subsidiary Banks. The Subsidiary Banks are also subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on extensions of credit to the Company or any of its subsidiaries, investments in the stock or other securities thereof, or the taking of such stocks or securities as collateral for loans and other transactions. These restrictions limit the Company's ability to obtain funds from the Subsidiary Banks. In addition, the amount of loans or extensions of credit that the Subsidiary Banks may make to the Company, or to third parties secured by securities or obligations of the Company, are substantially limited by the Federal Reserve Act and the Federal Deposit Insurance Act. The Federal Reserve Board possesses cease and desist and other administrative sanction powers over bank holding companies if their actions constitute unsafe or unsound practices or violations of law.

      The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") established a cross-guarantee provision pursuant to which the Federal Deposit Insurance Corporation ("FDIC") may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the insured depositors of, any of such depository institution's affiliated insured banks. The cross-guarantee provision thus enables the FDIC to assess a holding company's healthy insured subsidiaries for the losses of any of the holding company's failed insured subsidiaries. Cross-guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and to obligations to other affiliates. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its Subsidiary Banks and to commit resources to support the Subsidiary Banks in circumstances in which the Company might not otherwise do so. Under the Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the Federal Reserve Board determines that divestiture may aid the depository institution's financial condition.

      The Federal Reserve Board has promulgated "capital adequacy guidelines" for use in its examination and supervision of bank holding companies. These guidelines are described in detail below. A holding company's ability to pay dividends and expand its business through the establishment or acquisition of new subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, holding companies whose capital falls below specified levels are required to implement a plan to increase capital.

      STATE BANK HOLDING COMPANY REGULATION
      -------------------------------------
      Kansas statutes prohibit any bank holding company from acquiring ownership or control of, or power to vote, any of the voting shares of any bank which holds Kansas deposits if, after such acquisition, the bank holding company and all subsidiaries would hold or control, in the aggregate, more than 15% of total Kansas deposits. "Kansas deposits" means deposits, savings deposits, shares or similar accounts held by financial institutions attributable to any office in Kansas where deposits are accepted, as determined by the Kansas banking commissioner. Such limitation does not apply in situations where the Kansas banking commissioner, in the case of a state bank, or the Comptroller of the Currency ("OCC"), in the case of a national bank, determines that an emergency exists and the acquisition is appropriate in order to protect the public interest against the failure or probable failure of a bank. Acquisitions by bank holding companies of control of state banks in Kansas require the approval of the Kansas banking commissioner. Subject to certain limited exceptions, Kansas statutes authorize out-of-state bank holding companies to acquire voting shares of banks or bank holding companies domiciled in Kansas.

      Subject to certain limited exceptions, Oklahoma law prohibits a multi-bank holding company from acquiring ownership or control of any insured financial institution located in Oklahoma if such acquisition would result in the holding company owning or controlling banks located in Oklahoma with total deposits in excess of 12.25% of the total deposits of insured depository institutions in Oklahoma, as determined by the Oklahoma Bank Commissioner ("OBC"). A bank cannot be acquired by a bank or a multi-bank holding company until such bank has been in existence and continuous operation for a period of five years; this restriction does not prevent a bank or a multi-bank holding company from acquiring a bank whose charter was granted for the purpose of purchasing the assets and liabilities of a bank located in Oklahoma closed by regulators due to insolvency or impairment of capital. An out-of-state bank holding company, upon approval by the Federal Reserve Board, may acquire an unlimited number of banks and bank holding companies as long as each bank to be acquired has been in existence and continuous operation for more than five years.

      Under Oklahoma law, each bank holding company that controls 25% or more of the voting shares of a bank located in Oklahoma must furnish a copy of its annual report to the Federal Reserve Board and to the OBC.

      FEDERAL REGULATION OF SUBSIDIARY BANKS
      --------------------------------------
      IB is a national bank. National banks are subject to regulation, supervision and examination primarily by the OCC. They are also regulated, in certain respects, by the Federal Reserve Board and the FDIC. WRB is an Oklahoma state nonmember (of the Federal Reserve System) bank, subject to regulation and examination primarily by the Oklahoma Banking Department ("OBD"), and by the FDIC. Regulation by these agencies is generally designed to protect depositors, not stockholders.

      The authority of the Subsidiary Banks to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Subsidiary Banks, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the Federal Reserve Board for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"), the Subsidiary Banks are subject to restrictions regarding transactions with affiliates ("Covered Transactions"). With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is under common control with the Subsidiary Banks, any persons who own, control or vote more than 25% of any class of stock of the Subsidiary Banks or the Company and any persons who the Federal Reserve Board determines exercise a controlling influence over the management of the Subsidiary Banks or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Subsidiary Banks or the Company and any company sponsored and advised on a contractual basis by the Subsidiary Banks or any subsidiary or affiliate of the Subsidiary Banks. Such transactions between the Subsidiary Banks and their respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict transactions with affiliates in the interest of safety and soundness.
Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Subsidiary Banks' capital stock and surplus.
Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Subsidiary Banks to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Subsidiary Banks, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Subsidiary Banks generally may not purchase securities issued or underwritten by an affiliate.

      Effective March 11, 2000, Gramm-Leach permits a state-chartered bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered banks may retain after March 11, 2000, existing subsidiaries engaged in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws authorizing a broader or narrower range of activities for state-chartered banks. Although the Subsidiary Banks meet all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

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

      Federal law imposes restrictions on a national bank's lending activities by regulating the amount of credit a national bank may extend to an individual borrower or group of borrowers acting in concert.

      The Federal Reserve Board has issued Community Reinvestment Act ("CRA") regulations, pursuant to its authorization to conduct examinations and to consider applications for the formation and merger of bank holding companies and member banks, to encourage banks to help meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. The OCC has issued virtually identical regulations with respect to applications of national banks. The FDIC has issued virtually identical regulations with respect to applications of banks which are incorporated under state law and are not members of the Federal Reserve System.

      STATE REGULATION OF SUBSIDIARY BANKS
      ------------------------------------
      Kansas law permits a Kansas bank to install remote service units, also known as automatic teller machines, throughout the state. Remote service units which are not located at the principal place of business of the bank or at a branch location of the bank must be available for use by other banks and their customers on a non-discriminatory basis. Federal law generally allows national banks to establish branches in locations where state banks may establish branches pursuant to state law.

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

      Oklahoma banks are required to maintain reserves against deposits as prescribed by the Federal Reserve Board. The Oklahoma State Banking Board may increase the reserve requirements of banks which are not members of the Federal Reserve System if it is determined that the maintenance of sound banking practices or the prevention of injurious credit expansion or contraction make such action advisable.

      Notwithstanding any provision of state law, an FDIC- insured state-chartered bank generally may not make an investment or engage in an activity that is not permissible for a national bank, unless the FDIC determines that such investment or activity would not pose a risk to the insurance fund.

      CAPITAL REQUIREMENTS
      --------------------
      The Federal Reserve Board, together with the other federal banking regulatory agencies, has jointly promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with holding various categories of assets (the "Guidelines"). The Guidelines, which are applicable to all bank holding companies and federally supervised banking organizations, took effect on March 15, 1989, and were fully phased into the existing supervisory system as of the end of 1992. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100 percent), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown as follows in comparison with the consolidated ratios of the Company and for each of the Subsidiary Banks at December 31, 2000. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. All of the Subsidiary Banks also exceeded the minimum guidelines at the individual bank level.

                                                     Company     IB      WRB
                                        Guidelines   Ratios    Ratios   Ratios
                                        ----------   ------    ------   ------
Tier 1 Ratio                               4.0%       10.2%     10.2%    10.4%
Total Capital Ratio                        8.0%       11.5%     11.5%    11.1%

      In addition to the Guidelines, the Federal Reserve Board requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 3 percent. For all but the most highly rated bank holding companies, the leverage ratio must be 3 percent plus an additional cushion of at least 100 to 200 basis points. The Company's consolidated leverage ratio at December 31, 2000 was 8.6%. Similar requirements also apply to the Subsidiary Banks. At December 31, 2000, the leverage ratio for IB and WRB were 8.7% and 7.3%, respectively.

      All  insured  depository  institutions  are  classified  by their  primary federal regulators according to the following "prompt corrective action" categories: (1) well capitalized, (2) adequately capitalized,
(3) undercapitalized, (4) significantly undercapitalized or (5) critically undercapitalized. "Undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions may be required to take or to refrain from taking certain actions; for example, a recapitalization or divestiture of subsidiaries, additional restrictions on transactions with affiliates, or limits on interest rates on deposits, asset growth or distributions to parent bank holding companies, until such institution becomes adequately capitalized. "Undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions are required to submit a capital restoration plan to the appropriate federal banking agency. A company controlling an undercapitalized institution is required to guarantee a bank subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received FDIC notice that it was "undercapitalized" or the amount of the capital deficiency when the subsidiary institution first failed to comply with its capital restoration plan. As of the last classification, all of the Subsidiary Banks are categorized as "well capitalized."

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

      DEPOSIT INSURANCE
      -----------------
      The FDIC has established a risk-based deposit insurance premium assessment system. The assessment rate applicable to a bank is subject to change with each semi-annual assessment period. The 0.00% to 0.27% assessment rate established for the semiannual period beginning January 1, 1996 continues in effect; however, the FDIC is currently exploring extensive revisions to the current assessment system that will tie assessment rates to the amount of risk in a bank's portfolio.

      RECENT LEGISLATION
      ------------------
      On November 12, 1999, President Clinton signed the Gramm-Leach, which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks; (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers; (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System; (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act; and
(vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

      Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

      Effective March 11, 2000, Gramm-Leach expands the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the Federal Reserve Board as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a CRA rating of "satisfactory" or better. Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

      Although the Company currently meets all standards required for qualification as a financial holding company, it has not yet determined whether it will seek to qualify as, or engage in any of the additional activities authorized for, a financial holding company. The Company is exploring strategic opportunities to determine whether, based on market conditions, the financial condition of the Company and its Subsidiaries, regulatory capital requirements, general economic conditions and other requirements, it desires to utilize any of the expanded powers permitted by Gramm-Leach.

      PRIVACY STANDARDS
      -----------------
      Pursuant to Gramm-Leach, financial institutions are required to establish a policy governing the collection, use and protection of nonpublic information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, jointly with the Federal Trade Commission and the Securities and Exchange Commission, have published regulations to implement the privacy standards of Gramm-Leach. Under the regulations, the Company and the Subsidiary Banks will be required to adopt and implement a privacy policy by July 2001. The Company and the Bank are in the process of determining the extent to which the privacy standards will affect their operations.

      MONETARY POLICY
      ---------------
      The earnings of the Company are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Federal Reserve Board regulates the national supply of money and credit in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.


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

      As of December 31, 2000, IB had nine detached branch facilities in Wichita, Kansas, all leased from its subsidiary IPI. IPI owns the facilities and the land at six offices. With respect to the two other detached offices, IPI owns the facilities and leases the land on which such offices are located from unaffiliated parties.

          In addition, IB had offices in the following communities:

o Two small branch offices leased by IB which serve residents and staff members of retirement communities located in Wichita, Kansas.

o Offices leased by IB from an unaffiliated party in ten Dillon supermarkets in Wichita.

o Branches owned by IPI and leased to IB in Andover, Augusta, Clay Center, El Dorado, Emporia, Eureka, Gardner, Haysville, Holton, Iola, Lawrence (2), Manhattan, Ottawa, Topeka and Valley Center, Kansas.

o Dillon supermarket offices leased by IB from an unaffiliated party in Andover, Derby, El Dorado and Shawnee, Kansas.

o A branch, in Overland Park, Kansas, leased by IB from an unaffiliated party.

o         A branch in Prairie Village, Kansas owned by IB.

o IB had offices providing loan production, fiduciary and trust services in Oklahoma City, Oklahoma and Tulsa, Oklahoma. Both offices are leased from unaffiliated parties.

      Total square footage of all facilities owned and occupied by IB, as of December 31, 2000, was approximately 528,000 square feet.

      WRB's main banking office is located at 5100 Northwest Tenth, Oklahoma City, Oklahoma. Total square footage of the facility, which is owned by WRB, is approximately 23,550 square feet. WRB leases a branch facility located at 5909 N.W. Expressway, Oklahoma City, Oklahoma, which has approximately 3,200 square feet of office space. WRB also has offices located in Moore, Oklahoma and in Mustang, Oklahoma. WRB owns both buildings, and the total square footage is approximately 19,000 square feet.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

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
                                                  2000          1999
--------------------------------------------------------------------------------
                                              High    Low   High    Low
--------------------------------------------------------------------------------
     1st Quarter                              $134   $134   $128   $127
     2nd Quarter                               135    134    129    128
     3rd Quarter                               135    108    130    129
     4th Quarter                               121    108    132    130

      The quotations in the above table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On January 29, 2001, there were 391 stockholders of record for the 2,348,853 shares of outstanding common stock. Approximately 71% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of twenty-nine other states, with no singular concentrations. In 2000, the Company received cash dividends in the amount of $7,000,000 from IB, $4,200,000 from WRB and $147,000 from Trust. The Company declared and paid cash dividends of $7,125,000, or $3.00 per share during 2000 and $4,883,407, or $2.40 per share during 1999. During 2000, dividend declaration dates were January 11, April 11, July 11 and October 10. During 1999, dividend declaration dates were January 12, April 13, July 13, and October
12. The payment of dividends by the Company is primarily dependent upon receipt of cash dividends from the Subsidiary Banks. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 15) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company will be the payment of interest related to the Trust Preferred Securities and the quarterly interest payments and annual principal payments on the variable rate term loan payable to another financial institution. Additional information concerning the Trust Preferred Securities and the term loan may be found in the "Notes to Consolidated Financial Statements" (notes 10 and 11). The Company's Board of Directors will continue to review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data

-----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                             2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------------
Operations:
 Interest income                                    $183,147     $155,206     $146,883     $132,454     $132,463
 Interest expense                                     88,225       71,539       69,325       60,147       56,436
-----------------------------------------------------------------------------------------------------------------
     Net interest income                              94,922       83,667       77,558       72,307       76,027
 Provision for loan losses                            10,620       10,940       11,090        8,240       20,151
 Credit card valuation write-down                          0            0            0        4,645       17,475
-----------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan losses and write-down                     84,302       72,727       66,468       59,422       38,401
 Other income                                         48,848       47,159       42,637       41,129       33,768
 Other expenses                                       91,475       83,090       77,381       74,627       70,438
-----------------------------------------------------------------------------------------------------------------
     Income before income taxes                       41,675       36,796       31,724       25,924        1,731
 Provision for income taxes                           16,540       14,338       12,190        9,260           51
-----------------------------------------------------------------------------------------------------------------
Net income                                          $ 25,135     $ 22,458     $ 19,534     $ 16,664       $1,680
--------------------------------------------------===============================================================

Average shares outstanding                         2,370,686    2,045,623    2,147,118    2,193,268    2,285,337
--------------------------------------------------===============================================================

-----------------------------------------------------------------------------------------------------------------
Per share data assuming no dilution                   $10.60       $10.98        $9.10        $7.60        $0.74
--------------------------------------------------===============================================================

-----------------------------------------------------------------------------------------------------------------
Per share data assuming full dilution                 $10.50        $9.48        $7.90        $6.74        $0.74
--------------------------------------------------===============================================================

Cash dividends per share                               $3.00        $2.40        $2.50        $1.90        $1.55
--------------------------------------------------===============================================================
Balance sheet data at year-end:
 Total assets                                     $2,418,457   $2,338,453   $2,115,465   $1,923,822   $1,721,402
 Total deposits                                    1,844,302    1,818,476    1,647,354    1,552,766    1,428,395
 Long-term notes payable                              10,500       10,000       12,500       23,000       17,660
 Convertible capital notes                                 0            0       11,078       11,219       11,219
 Subordinated debentures                              57,500       57,500       57,500            0            0
 Stockholders' equity                                169,466      153,883      129,611      132,645      122,094
 Book value per share                                  72.01        64.33        63.95        61.00        55.37
-----------------------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

      FINANCIAL OVERVIEW
      ------------------
      INTRUST Financial Corporation recorded an 11.9% increase in earnings for the year ended December 31, 2000. Net income totaled $25,135,000, increasing $2,677,000 over comparable 1999 amounts. Diluted earnings per share increased 10.8%, from $9.48 in 1999 to $10.50 in 2000.

      The Company continued to record growth in its average assets, as increases resulting from the acquisition of certain branches of another financial institution in September, 1999 were in place for the entire year. Loan growth continued, as year-end loan totals were $106 million greater than comparable prior year amounts. In addition, the Company's net yield on interest-earning assets increased modestly this year, and credit quality remained sound. These factors allowed the Company to more than offset increases in non-interest expense resulting from the full year's operation of the acquired branches, introduction of a new advertising campaign, and costs associated with various technology and consulting initiatives.

      The Company's Year 2000 efforts have been discussed in prior filings. The Company encountered no service issues associated with the Year 2000 date change.

      ASSET QUALITY AND PROVISION FOR LOAN LOSSES
      -------------------------------------------
      The amount charged to the Company's earnings to provide for an adequate allowance for loan losses is determined after giving consideration to a number of factors. These include, but are not limited to, management's assessment of the quality of existing loans, changes in economic conditions, evaluation of specific industry risks and a provision for the timely elimination of uncollectible receivables.

      The Company has established credit analysis and review processes for determining the propriety of its allowance for loan losses. Individual commercial loans meeting certain size criteria are reviewed and graded individually. A specific allowance is then computed for each reviewed credit based on the overall grade assigned. A general allowance for those commercial loans not individually reviewed is computed based on a factor applied to the total dollar amount of commercial loans not subject to specific review. That factor is based on actual historical loss experience and current economic conditions. Credit card loans are considered to be a homogeneous group of receivables, with the allowance allocated to the credit card portfolio based on credit scoring, bankruptcy trends and delinquency information of that portfolio. Other consumer loans consist principally of loans secured by automobiles. These loans are also reviewed in the aggregate. The Company's grading system is based on both objective factors, principally financial information and ratios, and some more subjective measures such as quality of management, projected industry trends and competitive factors. A detailed analysis of the allowance for loan losses is conducted quarterly. It is during this analysis that the Company may make changes to the allocation of the allowance based on an assessment of specific risk issues in each of its business lines.

      The Company recorded a provision for loan losses of $10,620,000 in 2000. The 2000 provision was 3% less than the comparable 1999 provision for loan losses of $10,940,000 and was 4% less than the 1998 provision. During this same three-year period, the Company's net charge-offs varied from a high of $7,658,000 in 2000 to a low of $6,943,000 in 1999, while loans considered risk elements also changed only nominally during this same time period.

      After increasing $4,307,000 in 1999, the Company's allowance for loan losses increased $2,962,000 in 2000. The current year increase is due principally to an increase in reserves on specifically identified commercial receivables. In 1999, approximately 55% of the increase in the allowance was attributable to an increase in reserves on specifically identified credits, with the remainder arising from a 14.7% increase in total loans. During 2000, the year-over-year change in loan totals was 4.6%, and a much smaller percentage of the increase in the allowance was due to growth in loans outstanding. At 2000 year-end, the allowance for loan losses was equal to 1.68% of total loans. The comparable percentages in 1999 and 1998 were 1.60% and 1.53%, respectively.

      While the overall economies of the Company's principal markets remained sound in 2000, there did appear to be a decline in economic growth rates, and this led to a lesser rate of increase in the Company's commercial loan portfolio. Much of the growth in the commercial loan portfolio occurred in the commercial real estate area. Certain credits with multiple forms of collateral were also reclassified during the year, and this resulted in an increase in real estate loans of approximately $62 million. In addition, the Company reduced its emphasis on indirect automobile lending after carefully reviewing the overall profitability of this component of its consumer banking segment. As a result of this action, the Company recorded a 20% reduction in its installment loan portfolio in 2000.

      Net charge-offs in the Company's loan portfolio continued at a relatively low rate, totaling .45% of average loans in 2000. Comparable percentages in 1999 and 1998 were .45% and .55%, respectively. Net charge-offs in the commercial, financial, agricultural and real estate areas were relatively low again this year. Net charge-offs in these areas totaled $2,457,000, increasing only $19,000 from comparable 1999 amounts. This net charge-off level results in a ratio of net charge-offs/average loans of .21%. The comparable percentages in 1999 and 1998 were .24% and .21%. The Company believes its ratio of net charge-offs/average loans in the commercial sector would compare favorably to industry averages. As discussed in last year's Form 10-K, the Company elected to increase its allowance for loan losses in the installment lending area. The amount of the increase from 1998 to 1999 in the allowance specifically allocated to installment lending was $537,000. The Company did record an increase in its installment lending net charge-offs this year. Total net charge-offs in 2000 were $1,515,000, an increase of $283,000 over comparable 1999 amounts. While the Company has recorded a decrease in its amount of installment loans, net charge-off amounts have not recorded a similar decline. As a result, the Company has not reduced the amount of the allowance allocated to this lending area. The reduction in the amount of the allowance allocated to credit card receivables is due to the Company's ongoing assessment of probable losses in that portfolio based on delinquency and bankruptcy information.

      The Company's allowance for loan losses at year-end was equal to 486% of nonaccrual, past due and restructured loans. Comparable percentages in 1999 and 1998 were 624% and 355%, respectively. Non-performing credit card loans comprised 29.3% of total non-performing loans in 2000, and were 34.5% of total non-performing loans in 1999, and 26.4% of the comparable 1998 total. Non-performing loans as a percentage of total year-end loans in 2000, 1999 and 1998 were .35%, .26% and .43%, respectively.

      As noted last year, the Company elected to build its allowance in 1999, and this approach has continued in 2000. The significant increase in loan volume recorded by the Company in 1998 and 1999 was responsible for part of the increase in the allowance in 1999. In addition, the Company was concerned about the overall levels of consumer indebtedness, and a possible softening in the economy. It appears this concern was warranted. During 2000, the Company has recorded an increased dollar amount of net charge-offs in the installment lending area even though loan volumes in this area have declined. The rate of growth in the national economy has slowed, and there have been a number of economic indicators that point to a continued deterioration in the national economy. As discussed above, the increase in the allowance this year was attributable to identified reserves on specific credits. The two largest charge-offs in 2000 occurred in the commercial lending portfolio. One loan was to a commercial enterprise engaged in the distribution/retail industry, while the other loan was to an agribusiness customer. No trends were noted during the year that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio. Management continues to closely monitor its consumer lending exposure.

      Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information. Management is not aware of specific issues that would significantly impact the overall credit quality of the loan portfolio in 2001. While the local economies in which the Company operates have not exhibited some of the signs of a deteriorating economy that have been experienced in some parts of the nation, i.e., none of the major manufacturers in the Company's principal markets have announced significant layoffs, the Company remains aware of the speed with which national economic trends seem to have turned. At the present time, the Company believes its provisions for loan losses will be comparable to that recorded in 2000. However, loan loss provisions in 2001 could be impacted by either improving or deteriorating economic conditions.

      NET INTEREST INCOME
      -------------------
      An increasing interest rate environment was present in 2000, just as it was in 1999. The difference this year was that the Federal Reserve tightened during the first half of the year, whereas 1999 saw rates raised in the second half of the year. Rates were raised three times this year, resulting in an increase of 100 basis points. While the Federal Reserve increased rates, the yield curve inverted and became relatively flat. At the end of 1999, the spread between three-month Treasury bill rates and ten year Treasury notes was 108 basis points. The corresponding spread in 2000 was (.53) basis points.

      Total interest income increased $27,941,000 or 18% over 1999 levels. Of this increase, 58.2% was attributable to increases in interest-earning assets, with the remainder arising from a 56 basis points increase in yields. Average interest-earning assets increased 10.2%, as the funds resulting from the branch acquisition in September, 1999 were available for investment for a full year in 2000. Net loans comprised 77.8% of average interest-earning assets in 2000. The comparable 1999 percentage was 78.1%.

      As noted above, while average net loans continued to grow in 2000, the rate of that growth slowed this year. After increasing $223,139,000 in 1999, average net loans increased $147,373,000 in 2000. There are a number of reasons for this reduction in the rate of growth. As evidenced by national statistics, the economy has slowed. As the economy slows, there is increasing competition for new business, and the Company must carefully evaluate the relative profitability of each new business opportunity. In addition, the Company faced increasing competition from the captive finance arms of the automobile manufacturers in the indirect automobile lending business. Financing concessions made by these companies to facilitate the sale of new vehicles made it difficult to earn adequate returns on these credits, and this led to a $66,573,000 reduction in installment loans in 2000.

      Yields on the Company's loan portfolio increased 61 basis points in 2000. This increase is directly attributable to the 175 basis point tightening by the Federal Reserve that took place in the second half of 1999 and the first half of 2000. As can be seen in Table 7, Maturities and Sensitivity to Interest Rate Changes, a significant percentage of the Company's non-mortgage loan portfolio is subject to repricing in one year or less. A sizable portion of the Company's real estate loan portfolio is also subject to repricing within a three-year period. As a result, the Company saw the majority of its commercial loan portfolio reprice upward, but this upward movement in yields was tempered to some degree by competitive pressures. The Company believes that it will continue to operate in a very competitive lending environment in 2001. It is hoped that the aggressive easing by the Federal Reserve in early 2001 will result in an increase in economic activity in the second half of 2001. This action by the Federal Reserve should result in a reduction in loan portfolio yields in 2001.

      Yields on the Company's investment security portfolio increased 36 basis points in 2000, with the Company recording a 42 basis point increase in yields on its taxable portfolio. Much of the Company's investment portfolio consists of short-term U.S. Government and Agency securities. From June, 1999 to December, 2000, the interest rate on one-year Treasury securities increased from 5.10% to 5.60%, while the interest rate on two-year Treasury securities declined from 5.62% to 5.35%. However, yields on two-year maturities increased through much of 2000 before falling significantly in the fourth quarter. The weighted-average maturity of the Company's investment portfolio is 1 year, 10.1 months. The comparable maturity in 1999 was 1 year, 11.7 months. With one-half of its investment portfolio maturing in 2001, the Company anticipates that its investment portfolio yield will decline in 2001.

      Interest expense increased $16,686,000, or 23.3% in 2000. The cost of interest-bearing liabilities increased 19 basis points from 1999 levels. This increase was impacted by operational changes that resulted in a shift of deposits from non-interest bearing demand status to interest-bearing demand status. Absent this change, the cost of savings and interest-bearing demand deposits would have increased 35 basis points in 2000, and the cost of total interest-bearing liabilities would have increased 47 basis points. The Company's average total interest-bearing deposits increased $260,241,000 this year, but the reclassification of noninterest-bearing demand deposits was responsible for approximately $120,000,000 of this increase. This net $140,000,000 increase in average deposits is the result of the branch acquisition in September, 1999. The Company believes that it operates in a very competitive environment with respect to the pricing of traditional deposit products. Even though the Federal Reserve has moved to aggressively ease rates in 2001, it is doubtful that the Company will see a similar basis point reduction in its deposit costs.

      The Company's average short-term debt increased from $260,036,000 in 1999 to $315,978,000 in 2000. As was the case in 1999, the Company continued to have success in the sale of its cash management products. The increase in cash management services resulted in a 29.5% increase in average securities sold under repurchase agreements. Average Federal Funds purchased in 2000 declined $10,899,000, but when combined with short-term FHLB borrowings, were essentially unchanged from 1999 levels. The cost of short-term debt increased 119 basis points this year. As the cost of short-term debt is tied more directly to changes in the Federal Funds rate, these costs will more closely track Federal Reserve movements.

      Total interest expense on long-term debt declined as a result of the conversion of the maturity of the Company's 9% capital notes in December, 1999. During 2000, average long-term debt was comprised of the Company's 8.24% trust preferred securities issued by one of its subsidiaries, and $10,585,000 in debt outstanding to another financial institution. The financial institution debt carries a floating rate of interest tied to the lender's Eurodollar base rate. The cost of this average indebtedness was 7.98% in 2000 and 6.73% in 1999.

      Total interest income in 1999 increased $8,323,000, or 5.7%, over 1998 levels, as increases in interest-earning assets more than offset declining yields. Average interest-earning assets increased 9.5% in 1999, while yields on average interest-earning assets declined 31 basis points. Changes in the composition of interest-earning assets served to mitigate the decline in yields. Net loans comprised 78.1% of average interest earning assets in 1999. The comparable 1998 percentage was 73.1%. The Company continued to experience significant loan growth, as average net loans increased $223,139,000 in 1999. Growth in the loan portfolio was internally generated. Dislocation in the Company's principal markets continued in 1999, with the Company again obtaining new customer relationships. In addition, many of the Company's existing customers increased their operations during the year, resulting in additional loan volume. However, the Company did operate much of the year in a somewhat lower interest rate environment and in a very competitive marketplace. Yields on average net loans declined 55 basis points in 1999, reflecting the impact of the reduction in interest rates by the Federal Reserve in late 1998. Yields on the Company's investment security portfolio also declined in 1999, reflecting the market conditions resulting from the Federal Reserve easing. The Company maintains an investment security portfolio with a relatively short (less than 2 years) weighted-average life. Over the last two years, approximately $358 million of investment securities have matured and been replaced in this lower interest rate environment, resulting in a decline in yields.

      Interest expense increased 3.2% in 1999, totaling $71,539,000. The Company's experience with funding costs was similar to that experienced with its yield on interest-earning assets. Volume increases in interest-bearing liabilities more than offset reduced funding costs. Average interest-bearing liabilities increased $181,939,000, with 84% of this increase attributable to an increase in average interest-bearing deposits. Approximately one-third of the increase in average interest-bearing deposits was due to the deposits acquired in the branch acquisition from another financial institution late in the third quarter of 1999. Average deposit funding costs declined 36 basis points in 1999, as the full impact of the Federal Reserve reduction in rates was not passed on to the deposit base as a result of competitive pressures. Average short-term debt increased 12.7% in 1999, as the Company continued to have success in the sale of its cash management products. The Company was also a purchaser of a somewhat higher level of federal funds during the year. Interest expense associated with the Company's short-term debt increased $485,000, or 4.4%, over prior year amounts, as the lower rate environment in place during much of 1999 offset in large part the aforementioned volume increase. The Company's interest expense on its long-term debt declined slightly in 1999. The Company's debt with another financial institution carried a lesser rate of interest for much of the year and the average convertible capital note balance outstanding in 1999 was less than that outstanding in 1998. These factors offset the increase in interest expense arising from an additional twenty-one days of interest incurred on the trust preferred securities issued by one of the Company's subsidiaries.

      The Company anticipates that it will operate in a lower interest rate environment in 2001. However, competitive pressures in its principal markets, along with aggressively pricing and promoting its products in the new markets it entered in 1999 will result in continued pressure on the interest margin. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

      NONINTEREST INCOME
      ------------------
      Total noninterest income increased nominally this year, from $47,159,000 in 1999 to $48,848,000. A decline in fiduciary income was offset by increased service charge revenue and increased credit card fees

      Service charges on deposit accounts increased 11.4% this year, to $13,722,000. Much of the increase was due to two factors - growth in the sale of cash management products and increased OD and NSF fee income. The Company recorded a 13% increase in cash management fee revenue, as customer demand for this product remains strong. OD and NSF fee income increased approximately 15% in 2000. Of this increase, 52% was attributable to a full year's worth of activity in those accounts obtained in the branch acquisition of September, 1999. Increases in other deposit account service charges was nominal. The Company recorded a 1.2% increase in net deposit accounts serviced in 2000, resulting in modest service charge growth.

      After increasing rapidly in 1998 and 1999, fiduciary income declined 5.2% in 2000. The downturn in the equity markets resulted in a reduction in assets under management for which the Company has a fiduciary responsibility. The average stock mutual fund had a negative return of 4.5% in 2000, the S&P 500 ended the year down 9.1%, and the Russell 2000 lost 3%. As a result of these negative returns, the Company's assets under management declined 7.3%, which translated into a reduction in fee revenue.

      Credit card fee income grew 14.5% in 2000. The Company continued to be successful in obtaining new local merchant business. Merchant fee revenue increased 12%. Revenues from cash advance fees, late fees and overlimit fees increased approximately $550,000. No increases were recorded in agent bank and affinity payments in 2000.

      Other service charges, fees and income increased nominally over 1999 levels. Both the Company's broker/dealer subsidiary and its employee benefit plan consulting services subsidiary reported increased revenues in 2000. These increases, when combined with a modest increase in ATM fees, served to more than offset the decline in noninterest income resulting from the contractual termination of the Company's securitization of personal loans.

      Noninterest income in 1999 increased 10.6% over comparable 1998 amounts. Growth was realized in all major areas of noninterest income. Service charges on deposit accounts increased 11.9%, or $1,315,000, as the number of accounts serviced by the Company increased with the September, 1999 branch acquisition. Fiduciary income increased $2,753,000 in 1999, or 26.2%. Favorable market conditions and new business development were present for much of 1999 and resulted in assets under management for which the Company has a fiduciary responsibility increasing 19.7%. Credit card fee income in 1999 grew 4.3%, to $9,204,000. Pricing changes and an increase in merchant fee revenue were principally responsible for this increase. Security gains for 1999 totaled $540,000. As has been discussed in previous filings, these gains were the result of non-recurring transactions. The Company did not enter into any sales transactions with respect to its core investment security portfolio, and does not maintain a trading portfolio of investment securities. Other service charges, fees and income totaled $11,830,000 in 1999, declining $340,000. The decrease in this line item is due to a $1,400,000 gain recorded in 1998 on the sale of the Company's national merchant processing business. Excluding this transaction, other service charges would have increased approximately 9.8% in 1999. The majority of this increase is attributable to additional revenue recorded as a result of the expansion of the Company's ATM network. In addition, the Company recorded increases in data processing fee income and in its international banking area.


      NONINTEREST EXPENSE
      -------------------
      Noninterest expense increased 10.1%, or $8,385,000 in 2000. Approximately 45% of this increase is attributable to having a full year's operating costs and goodwill amortization on the branches acquired in September, 1999. The Company also incurred $2,150,000 in professional services costs in 2000 as a major consulting initiative was undertaken, and as previously disclosed, legal and settlement costs were recorded in the resolution of outstanding litigation.

      Salaries and employee benefits expense increased $3,923,000 in 2000. $1,671,000 of this increase was due to operating facilities acquired in 1999 for a full year in 2000. Absent this factor, compensation costs would have increased 5.4%. At December 31, 2000, the Company and its subsidiaries employed 1,035 full-time equivalent employees. The comparable total at December 31, 1999 was 1,051. Salaries and employee benefit costs in 2000 represented 1.93% of average total assets. This is the same percentage recorded in 1999.

      Occupancy costs increased $1,231,000 in 2000. Of the increase, $650,000 arises from operating branches acquired in 1999 for a full year in 2000. The Company continues to make technology investments in both its network infrastructure and back-office operations. Item processing and postage equipment was acquired in 2000, along with personal computers and servers. In addition, the Company purchased a branch facility and land that had previously been leased, and began construction on a new branch that is scheduled to be opened in early 2001.

      Advertising and promotional activities expense increased $779,000 in 2000. During 2000 the Company introduced a new promotional campaign which involved significant media production costs. Additionally, this campaign was introduced not only in the Company's principal markets but also in those new markets it entered in 1999. As a result, television, radio and newspaper costs all increased this year.

      Data processing expense increased 16% in 2000, as the new accounts obtained in the branch acquisition of 1999 resulted in a significant increase in the costs incurred in the Company's core data processing activities. As noted last year, the Company recorded a 23.6% increase in the number of deposit accounts serviced. These accounts were in place for three months of 1999 and a full year in 2000. The Company also continued to invest in its Internet offerings. An updated retail Internet site was introduced in 2000, while the Company has incurred delays in the introduction of its commercial Internet site. The commercial site is expected to be rolled out in 2001.

      As discussed above, the Company incurred $2,150,000 in non-recurring professional services costs in 2000. The Company anticipates that these costs in 2001 will return to more historical levels. Supplies costs were little-changed from prior year amounts. Postage costs increased as a result of the increased account volume present for the entire twelve months of 2000, as compared to three months in 1999. The increase in goodwill amortization, as discussed above, relates to a full year's amortization of the premium paid on the deposits acquired in 1999. The Company recorded increases in telephone, travel and courier costs this year, as these costs were directly related to the Company's expansion into new markets. However, reductions in net interchange expense and losses sustained more than offset these increases and resulted in a decline of $932,000 in other noninterest expense.

      Total noninterest expense in 1999 exceeded 1998 amounts by $5,709,000, or 7.4%. Approximately $1,300,000 of this increase is due to costs associated with the operation of the branches acquired in September, 1999. Excluding these costs, the increase in noninterest expense would have been 5.7%.

      Salaries and employee benefits increased 9% over comparable 1998 amounts. This increase would have been 7.7% had the new employees at new locations been excluded. Enhancements to the Company's defined benefit and defined contribution plans accounted for $300,000 of the additional year-over-year cost. Occupancy costs increased $1,538,000 in 1999, as a significant portion of the Company's personal computer infrastructure was replaced in 1999, and increased volumes resulted in a $280,000 increase in rent paid by the Company to house its ATMs in the largest convenience store chain in Kansas. The increase in data processing costs in 1999 was attributable to two factors. First, additional account volumes resulted in increased core data processing costs. Second, the Company continues to invest in its Internet-related products. The Company commenced the updating of its retail Internet site in 1999, and also initiated development activities for its commercial site.

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

      Also included in other noninterest expenses are the Company's payments to a third party for credit card processing.

      Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

      CONCENTRATIONS OF CREDIT RISK
      -----------------------------
      Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita metropolitan area. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. As previously noted, a generally favorable economic environment was present in the region during 2000. The Company believes a slightly less positive climate will be present in 2001. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City markets through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas. The Company's entry into new markets in late 1999 also led to some modest additional geographical diversification.

      The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. The Company's loan portfolio is comprised of customers in a number of industries, with the manufacturing, agricultural and food service industries representing important components of the portfolio. As the Company's principal market, Wichita, Kansas, has a significant manufacturing presence in the general aviation industry. The Boeing Company, Cessna Aircraft, Learjet, and Raytheon Aircraft all have significant facilities in Wichita. During 2000, there was little change in manufacturing employment rates. The general aviation manufacturers are continuing to operate with a backlog of orders that should result in relatively stable employment in this industry segment in 2001.

      Food service industry borrowers also comprise an important part of the Company's commercial loan portfolio. The Company believes that its risks in the food service industry are spread among a number of different borrowers who are involved in a variety of different types of food service in a number of geographic markets throughout the United States. The agricultural industry is an important part of the overall Kansas economy. As with its exposure in the food service industry, the Company's exposure in the agricultural sector is spread among a number of different borrowers who are engaged in different facets of the agricultural economy. The Company has very limited exposure in the area of direct crop lending. While the Company has increased its commercial real estate lending, that lending activity is spread among a number of developers, and is comprised of both loans to single family residential builders and owners/developers of commercial office/retail space. Each loan in the commercial portfolio is analyzed independently based upon the financial risk in that particular situation.

      Consumer credit is comprised of credit card and installment loans. As noted elsewhere, the company de-emphasized indirect automobile lending in 2000 and has recorded a 20% reduction in installment lending in 2000. The Company does not engage in sub-prime automobile lending. Credit card receivables are represented by Mastercard(R) and VISA(R) customers, and are unsecured. As has been discussed in previous filings, the Company has exited the national market for credit cards. The Company intends to aggressively pursue direct consumer lending opportunities in its trade territory, but it does not intend to embark on a national marketing campaign of its products in the foreseeable future. The volume and risk in all loans is continuously evaluated and reflected in the allowance for loan losses.

      During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).


      OFF-BALANCE-SHEET RISK
      ----------------------
      Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments. However, as disclosed in previous filings, the Company has entered into credit card receivable and automobile loan receivable securitization transactions. These transactions allow the Company to free up capital for other uses and to more effectively manage its balance sheet. Previous filings have described the credit card securitizations that were concluded in December, 1994 and January, 1995. During 1997, the Company's floating rate credit card securitization was renewed, while the fixed rate transaction commenced its contractual amortization, which concluded in December, 1997. In December, 1997 the Company securitized and sold approximately $45 million of automobile loans. The automobile paper securitization amortizes as principal payments on the securitized loans are received. Amortization under this program concluded in 2000. This transaction also carried a floating interest rate. Under the credit card securitization transaction that is presently in place, neither the loan receivables sold or the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company.

      At December 31, 2000, the aggregate amount of commitments to extend credit outstanding was $568,759,000, excluding credit card lines of $965,744,000. Comparable amounts at December 31, 1999 and 1998 were $524,706,000 and $520,888,000, respectively. At December 31, 2000, the aggregate amount of letters of credit outstanding was $34,298,000, compared to $38,938,000 at December 31, 1999 and $55,556,000 at December 31, 1998.

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

      Management believes the average maturity of the Company's investment security portfolio to be shorter than peer group averages and that maintenance of a portfolio of this duration substantially reduces interest rate risk. At December 31, 2000, the Company's investment security portfolio had a weighted average maturity of 1 year and 10.1 months. At year-end, the market value of the Company's investment portfolio exceeded its amortized cost by $1,476,000. During the second half of 2000, there was a general reduction in yields in the two to five year maturity range. As a result, the market value of securities purchased by the Company in the earlier, higher-rate environment present in 1999 and the first half of 2000 increased in excess of the cost of those securities. The
Company maintains a conservative investment strategy and believes the diversification of the portfolio results in very little credit risk existing in the portfolio.

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

      The day-to-day liquidity needs of the Company are primarily met by the management of the federal funds position. Adjustments in the Company's net federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. The Company has contractual maturities of investment securities (excluding mortgage-backed securities), in the next year that have a cost basis of $227,914,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. The Company also has approximately $90,848,000 in investment securities with contractual maturities in excess of one year that are classified as available for sale which could provide an additional source of liquidity. Further, a significant portion of the loan portfolio is comprised of installment instruments that provide an additional source of liquidity through their normal run-off. As previously discussed in this analysis, the Company has securitized and sold certain credit card receivables. Proceeds from securitization transactions provide additional sources of liquidity.

      A major component of the asset/liability management process is the focus on the control of interest rate exposure. To manage this exposure, emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 2000, the Company's interest rate sensitivity based on contractual maturities. The table reflects the actions taken by customers to shorten their deposit maturities given the flat yield curve that presently exists. The table reflects only contractual maturities; it does not consider prepayments that typically occur on automobile loans and mortgage loans. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure. Loans held-for-sale, net of write-downs, are included in net loans in the table.

INTEREST RATE SENSITIVITY
December 31, 2000                                1 to 90     91 to 180   181 to 365     1 to 2      Over
(Dollars in thousands)                            Days          Days         Days       Years      2 Years     Total
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Net loans                                    $   908,090   $ 135,236    $ 217,562    $198,018   $242,778   $1,701,684
  Investment securities                             68,289      41,976      117,336      79,513    147,221      454,335
  Federal funds sold                                 7,865           0            0           0          0        7,865
-----------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets               $   984,244   $ 177,212    $ 334,898    $277,531   $389,999   $2,163,884
-------------------------------------------------------------------------------------------------------------==========

Interest-bearing liabilities:
  Interest-bearing deposits                    $1,027,563    $ 150,028    $ 155,316    $118,952   $ 91,570   $1,543,429
  Federal funds purchased                         296,277            0            0           0          0      296,277
  Other borrowings                                 17,997            0            0           0     57,500       75,497
-----------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities          $1,341,837    $ 150,028    $ 155,316    $118,952   $149,070   $1,915,203
-------------------------------------------------------------------------------------------------------------==========

Interest rate sensitivity                      $ (357,593)   $  27,184    $ 179,582    $158,579   $240,929
Cumulative interest rate sensitivity           $ (357,593)   $(330,409)   $(150,827)   $  7,752   $248,681
Cumulative interest rate sensitivity gap as a
   percentage of total assets                     (14.79)%     (13.66)%      (6.24)%      0.32%     10.28%
Cumulative ratio of interest-sensitive assets
   to interest-sensitive liabilities               73.35 %      77.85 %      90.84 %    100.44%    112.98%

      The  following   information  should  be  read  in  conjunction  with  the
consolidated statement of cash flows, which appears under Item 8 of this report.

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents decreased $23,253,000 for the year ended December 31, 2000, as the net cash absorbed by investing activities exceeded the cash provided by operating and financing activities. Operating activities provided cash of $56,166,000, resulting primarily from net earnings of $25,135,000 and non-cash provisions for loan losses and depreciation and amortization. Cash outflows from investing activities totaled $116,266,000, declining substantially from 1999 levels. The principal reason for the decline was a reduction in the net increase in loans from $212,872,000 in 1999 to $83,754,000 in 2000. Financing activities provided $36,847,000 in cash in 2000, and $174,183,000 in 1999. The Company recorded modest growth in deposits in 2000, but 1999 results were impacted by the acquisition of deposits in September of that year. The Company continues to experience the migration of commercial customers out of traditional deposit products and into the Company's cash management products. This migration is responsible for approximately one-half of the change in short-term borrowings, with increases in federal funds borrowings accounting for the remainder of the increase.

      For the year ended December 31, 1999, cash and cash equivalents decreased $44,818,000, as the net cash absorbed by investing activities exceeded the cash provided by operating and financing activities. Operating activities provided cash of $45,178,000, resulting primarily from net earnings of $22,458,000 and non-cash provisions for loan losses and depreciation and amortization. Cash outflows from investing activities totaled $264,179,000, increasing $17,996,000 over 1998 levels. The Company recorded loan growth of $212,872,000 and increased its investment portfolio by approximately $44,000,000. Financing activities provided $174,183,000 in cash in 1999, increasing $4,917,000 from the comparable 1998 amount. The acquisition of deposits in the branch acquisition offset the Company's overall decline in deposits of $58,994,000. A portion of this deposit decline was the result of commercial customers migrating out of traditional deposit products and into the Company's cash management products. This migration is the main reason for the increase in short-term borrowings of $36,493,000.

      The Company's ability to pay dividends on its common stock and interest on its capital notes is dependent upon funds provided by dividends from the Subsidiary Banks and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $12,620,000 at December 31, 2000. In January, 1998, the Company concluded a $57,500,000 public offering of trust preferred securities. Terms of the issuance provide that payment of dividends to common stockholders will be prohibited unless the Company has funded the payment of the distributions due the trust preferred securities holders. The payment of dividends by the Subsidiary Banks is restricted only by regulation. At December 31, 2000, approximately $62,778,000 was available from the Subsidiary Banks' retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Banks combined with cash balances maintained by the parent company at December 31, 2000 provide the parent company with sufficient liquidity to meet its needs.

      CAPITAL ADEQUACY
      ----------------
      Capital strength is important to the success of the Company. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. As noted above, the Company concluded an offering of trust preferred securities in January, 1998. These preferred securities are considered capital for regulatory purposes. At December 31, 2000, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At December 31, 2000, the Company's total capital to risk-weighted assets was 11.5% and its Tier 1 capital to risk-weighted assets ratio was 10.2%. These ratios were 10.6% and 9.1%, respectively in 1999.

      While the Company does not have a formal stock buyback program, it may, from time to time, offer to repurchase stock from stockholders meeting pre-determined criteria as to the size of their holdings, and it will consider repurchasing stock if and when it becomes available.

      Capital ratios of the Subsidiary Banks are as follows:
                                                     INTRUST      Will Rogers
                                                    Bank, N.A.        Bank
                                                    ----------        ----
      Leverage Ratio                                    8.7%          7.3%
      Core Capital/Risk Weighted Assets                10.2%         10.4%
      Total Capital/Risk Weighted Assets               11.5%         11.1%

      Dividends declared in 2000 were $7,125,000 ($3.00 per share). Dividends of $4,833,000 ($2.40 per share) and $5,333,000 ($2.50 per share) were declared in
1999 and 1998, respectively.

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

      The estimated fair value (as computed) of its financial assets exceeded the book value of those assets by $18,352,000. The estimated fair value of financial assets exceeded its book value by $13,799,000 in 1999. The year-over-year change is due to a decline in interest rates in the second half of 2000, which resulted in both loans originated and investment securities purchased during prior periods increasing in market value.

      The estimated book value of financial liabilities at December 31, 2000 exceeded their fair value by $565,000. The estimated fair value of financial liabilities at December 31, 1999 exceeded their book value by $188,000. The guaranteed preferred beneficial interests in the Company's subordinated debentures carry a dividend rate of 8.24%. There was a general widening of spreads between government and corporate issues in 2000, and as a result, the estimated fair value of the guaranteed preferred beneficial interests in the Company's subordinated debentures recorded a 2% decline in value.

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

         QUARTERLY SUMMARIZED FINANCIAL INFORMATION (Unaudited)
         ------------------------------------------------------

Dollars in thousands except per share data
                                               ----------------------------------Quarter Ended-----------------------------------

                                               ------------------2000-----------------   ------------------1999------------------
                                                12/31       9/30      6/30       3/31     12/31       9/30      6/30       3/31
                                                -----       ----      ----       ----     -----       ----      ----       ----
Interest income                                $46,999    $46,692   $45,999    $43,457   $42,162    $38,720   $37,805    $36,519
Interest expense                                22,932     22,872    21,917     20,504    19,657     17,796    17,221     16,865
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                             24,067     23,820    24,082     22,953    22,505     20,924    20,584     19,654

Provision for loan losses                        2,655      2,655     2,655      2,655     2,600      3,030     3,030      2,280
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan    21,412     21,165    21,427     20,298    19,905     17,894    17,554     17,374
losses
Securities gains (losses)                            0          0         0          0       (1)          0       378        163
Other noninterest income                        12,134     12,392    12,530     11,792    12,208     12,027    11,451     10,933
Noninterest expense                             22,583     22,127    22,388     24,377    23,895     20,486    19,565     19,144
---------------------------------------------------------------------------------------------------------------------------------
Income before provision for  income taxes       10,963     11,430    11,569      7,713     8,217      9,435     9,818      9,326
Provision for income taxes                       4,313      4,470     4,574      3,183     3,225      3,655     3,832      3,626
---------------------------------------------------------------------------------------------------------------------------------
Net income                                     $ 6,650    $ 6,960   $ 6,995    $ 4,530   $ 4,992    $ 5,780   $ 5,986    $ 5,700
-----------------------------------------------==================================================================================

Basic earnings per share                         $2.82      $2.94     $2.94      $1.90     $2.39      $2.84     $2.95      $2.80
Diluted earnings per share                       $2.81      $2.91     $2.90      $1.88     $2.11      $2.44     $2.53      $2.40


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

CONSOLIDATED STATISTICAL INFORMATION
------------------------------------

The following tables, charts and comments present selected financial information relating to the Company in compliance with the statistical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations.

------------------------------------------------------------------------------------------------------------------
Average Balance Sheet                                                                                    (Table 1)
------------------------------------------------------------------------------------------------------------------
The daily average  amounts by condensed  categories  for the past three years is presented below (Dollars in thousands):

Year Ended December 31                                2000                   1999                    1998
------------------------------------------------------------------------------------------------------------------
                                               Average     Percent    Average     Percent     Average    Percent
                                               Balance    of Total    Balance    of Total     Balance   of Total
------------------------------------------------------------------------------------------------------------------
Assets:
Cash and Due from Banks                      $  100,650      4.2%   $  107,330      4.9%   $  128,090      6.4%
Taxable Investment Securities                   427,654     18.0       370,931     17.0       343,512     17.1
Nontaxable Investment
  Securities                                     10,579      0.5        12,954      0.6        16,186      0.8
Federal Funds Sold                               40,901      1.7        43,943      2.0       121,146      6.0
Loans (net of allowance for loan losses)      1,676,151     70.4     1,528,778     70.3     1,305,639     65.1
Building and Equipment                           40,927      1.7        32,486      1.5        26,984      1.4
Other                                            83,678      3.5        79,710      3.7        64,341      3.2
------------------------------------------------------------------------------------------------------------------

Total                                        $2,380,540    100.0%   $2,176,132    100.0%   $2,005,898    100.0%
---------------------------------------------=====================================================================

Liabilities and Stockholders' Equity:
Demand Deposits                              $  204,778      8.6%   $  324,777     14.9%   $  344,974     17.2%
Savings and Interest-Bearing
  Demand Deposits                               873,650     36.7       723,303     33.2       643,555     32.1
Time Deposits                                   734,623     30.8       624,729     28.7       550,898     27.5
Short-Term Debt                                 315,978     13.3       260,036     11.9       230,757     11.5
Long-Term Debt                                   68,085      2.9        79,889      3.7        80,808      4.0
Other Liabilities                                24,171      1.0        26,378      1.2        17,842      0.9
Stockholders' Equity                            159,255      6.7       137,020      6.4       137,064      6.8
------------------------------------------------------------------------------------------------------------------

Total                                        $2,380,540    100.0%   $2,176,132    100.0%   $2,005,898    100.0%
---------------------------------------------=====================================================================


--------------------------------------------------------------------------------------------------------------------------
Net Interest-Earnings Analysis                                                                                  (Table 2)
--------------------------------------------------------------------------------------------------------------------------
The  following  table  presents an  analysis  of the  average  yields on earning assets, average rates paid on interest bearing liabilities, and the net interest differential  for each of the past three years.  Loans on  nonaccrual  basis and overdrafts are included in the average loan amounts.

The Net Yield on  Interest-Earning  Assets is net  interest  income  divided  by average interest-earning assets.

Year Ended December 31                        2000                           1999                           1998
--------------------------------------------------------------------------------------------------------------------------

                                 Average     Total    Yield     Average     Total    Yield     Average     Total    Yield
(Dollars in thousands)           Balance     Income  or Rate    Balance     Income  or Rate    Balance     Income  or Rate
--------------------------------------------------------------------------------------------------------------------------
Taxable Investment
  Securities                   $  427,654   $26,154   6.12%   $  370,931  $ 21,153   5.70%   $  343,512  $ 20,263   5.90%
Nontaxable Investment
  Securities*                      10,579       551   8.41        12,954       712   8.81        16,186       988   9.76
--------------------------------------------------------------------------------------------------------------------------
Total Investment Securities*      438,233    26,705   6.17       383,885    21,865   5.81       359,698    21,251   6.07

Federal Funds Sold                 40,901     2,650   6.48        43,943     2,259   5.14       121,146     6,555   5.41

Net Loans                       1,676,151   153,792   9.18     1,528,778   131,082   8.57     1,305,639   119,077   9.12
--------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets*                      $2,155,285  $183,147   8.51%   $1,956,606  $155,206   7.95%   $1,786,483  $146,883   8.26%
-------------------------------===========================================================================================

* Yields on tax-exempt  securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                        2000                           1999                           1998
--------------------------------------------------------------------------------------------------------------------------

                                 Average     Total    Yield     Average     Total    Yield     Average     Total   Yield
(Dollars in thousands)           Balance    Expense  or Rate    Balance    Expense  or Rate    Balance    Expense or Rate
--------------------------------------------------------------------------------------------------------------------------

Savings and Interest-
   Bearing Demand Deposits     $  873,650   $22,970   2.63%   $  723,303   $19,542   2.70%   $  643,555   $19,645   3.05%
   Time Deposits                  734,623    41,934   5.71       624,729    34,015   5.44       550,898    32,088   5.82
--------------------------------------------------------------------------------------------------------------------------
Total Deposits                  1,608,273    64,904   4.04     1,348,032    53,557   3.97     1,194,453    51,733   4.33

Short-Term Debt                   315,978    17,739   5.61       260,036    11,506   4.42       230,757    11,021   4.78
Long-Term Debt                     68,085     5,582   8.20        79,889     6,476   8.11        80,808     6,571   8.13
--------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
   Liabilities                 $1,992,336   $88,225   4.43%   $1,687,957   $71,539   4.24%   $1,506,018   $69,325   4.60%
-------------------------------===========================================================================================
Net Differential               $  162,949   $94,922           $  268,649   $83,667           $  280,465   $77,558
-------------------------------====================-----------====================-----------====================---------
Net Yield on Interest-
   Earning Assets                                     4.40%                          4.28%                          4.34%
---------------------------------------------------===========--------------------===========--------------------=========

-------------------------------------------------------------------------------------------------------------
Change in Interest Income and Interest Expense                                                     (Table 3)
-------------------------------------------------------------------------------------------------------------
Further insight into year-to-year changes in net interest income may be gained by segregating the rate and volume components of the increases in interest income and expense associated with earning assets and interest-bearing liabilities.

The following table presents this rate/volume analysis comparing changes in net interest income from 2000 to 1999 and from 1999 to 1998.

Net interest income increased in 2000 as a result of positive volume and rate variances. The increase in
2000 due to volume changes is primarily because of an increase in net loans.  Increases in yields on earning assets, especially net loans, produced the positive rate variance even though rates paid on interest-bearing liabilities also increased.  Average interest-earning assets grew to a greater extent than interest-bearing liabilities, resulting in an increase in net interest income due to volume changes.

                                                2000 vs. 1999                      1999 vs. 1998
-------------------------------------------------------------------------------------------------------------
                                                 Due to Changes in                  Due to Changes in
                                                 ---------------------              ----------------------
                                      Increase                            Increase
(Dollars in thousands)               (Decrease)    Volume      Rates     (Decrease)    Volume      Rates
-------------------------------------------------------------------------------------------------------------
Taxable Investment Securities         $ 5,001     $ 3,394     $ 1,607     $   890     $ 1,579     $  (689)

Nontaxable Investment
  Securities                             (161)       (125)        (36)       (276)       (184)        (92)
-------------------------------------------------------------------------------------------------------------
Total Investment Securities             4,840       3,269       1,571         614       1,395        (781)

Federal Funds Sold                        391        (165)        556      (4,296)     (3,984)       (312)

Net Loans                              22,710      13,149       9,561      12,005      19,449      (7,444)
-------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets          27,941      16,253      11,688       8,323      16,860      (8,537)
-------------------------------------------------------------------------------------------------------------

Savings and Interest-Bearing
   Demand Deposits                      3,428       3,965        (537)       (103)      2,289      (2,392)

   Time Deposits                        7,919       6,211       1,708       1,927       4,112      (2,185)
-------------------------------------------------------------------------------------------------------------
Total Deposits                         11,347      10,176       1,171       1,824       6,401      (4,577)

Short-Term Debt                         6,233       2,771       3,462         485       1,333        (848)

Long-Term Debt                           (894)       (967)         73         (95)        (75)        (20)
-------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities     16,686      11,980       4,706       2,214       7,659      (5,445)
-------------------------------------------------------------------------------------------------------------

Net Interest Income                   $11,255     $ 4,273     $ 6,982     $ 6,109     $ 9,201     $(3,092)
--------------------------------------=======================================================================

--------------------------------------------------------------------------------
Investment Portfolio                                                  (Table 4)
--------------------------------------------------------------------------------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):

                                                   2000       1999       1998
--------------------------------------------------------------------------------
U.S. Treasury Securities                         $ 30,618   $ 37,628   $ 53,538
U.S. Agency Securities                            402,172    374,859    317,766
State, County and Municipal Securities             11,373     11,443     13,540
Other Securities                                   10,172      3,422      2,976
--------------------------------------------------------------------------------
Total                                            $454,335   $427,352   $387,820
------------------------------------------------================================

Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.

--------------------------------------------------------------------------------------------------------------------------------
Maturities and Yield Analysis                                                                                         (Table 5)
--------------------------------------------------------------------------------------------------------------------------------
The distribution of maturities and weighted average yields of investment securities (other than equity securities) at
December 31, 2000 is as follows (Dollars in thousands):
                         Total          Within 1 Year        1-5 Years          5-10 Years       After 10 Years
                   ---------------------------------------------------------------------------------------------       Average
                     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield       Maturity
--------------------------------------------------------------------------------------------------------------------------------

U.S.Treasury       $ 30,618    5.9%   $ 20,513    5.6%   $ 10,105    6.5%    $     0    0.0%    $     0    0.0%        7.5 mos.

                                                                                                                        1 year,
U.S. Agency         402,172    6.2     204,728    5.9     176,773    6.5      10,240    7.5      10,431    6.1         8.3 mos.

State, County and                                                                                                      3 years,
   Municipal *       11,373    7.5       2,359    7.0       7,132    7.3       1,157    8.3         725    9.6         2.5 mos.

Other Securities     10,172    6.8           0    0.0           0    0.0           0    0.0      10,172    6.8        10 years
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       1 year,
Total              $454,335    6.2%   $227,600    5.9%   $194,010    6.5%    $11,397    7.6%    $21,328    6.5%      10.1 mos.
-------------------=============================================================================================================

        *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

------------------------------------------------------------------------------------------------------------------------------------
Loan Portfolio                                                                                                            (Table 6)
------------------------------------------------------------------------------------------------------------------------------------
A breakdown of outstanding  loans,  by type, at year-end for the past five years is as follows (Dollars in thousands):
------------------------------------------------------------------------------------------------------------------------------------

                                    2000                 1999                  1998                 1997                1996
------------------------------------------------------------------------------------------------------------------------------------
                                        Percent              Percent               Percent              Percent             Percent
                              Amount   of Total    Amount   of Total     Amount   of Total     Amount  of Total     Amount  of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural        $  737,235    42.6%  $  775,027    47.8%   $  707,326    50.0%  $   623,707    49.4%  $  485,891    46.1%
Real Estate-Construction       70,830     4.1       63,112     3.9        38,137     2.7        29,179     2.3       27,130     2.5
Real Estate-Mortgage          520,103    30.1      326,174    20.1       250,282    17.7       230,133    18.2      210,591    20.0
Installment, excluding
   credit card                264,159    15.3      330,732    20.4       299,884    21.2       259,074    20.5      286,632    27.2
Credit card                   136,292     7.9      127,159     7.8       119,149     8.4       120,366     9.6       43,868     4.2
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                 1,728,619   100.0%   1,622,204   100.0%    1,414,778   100.0%    1,262,459   100.0%   1,054,112   100.0%
Allowance for loan losses     (28,972)             (26,010)              (21,703)              (17,932)             (15,536)
------------------------------------------------------------------------------------------------------------------------------------
   Net Loans               $1,699,647           $1,596,194            $1,393,075            $1,244,527           $1,038,576
---------------------------=========================================================================================================

------------------------------------------------------------------------------------------------------------
Maturities and Sensitivity to Interest Rate Changes                                               (Table 7)
------------------------------------------------------------------------------------------------------------
The maturity  distribution of loans  outstanding at December 31, 2000 (excluding
Real Estate- Mortgage, and Installment) by type and sensitivity to interest rate changes is as follows (Dollars in thousands):

                                        Due                                     Loans Due After One Year
-------------------------------------------------------------    -------------------------------------------
                         One Year   After 1 Year    After                              Within      After
                         or Less    thru 5 Years   5 Years                            5 Years     5 Years
-------------------------------------------------------------    -------------------------------------------
Commercial, Financial
   and Agricultural      $530,116     $187,556     $19,563       Fixed Rates          $113,954    $ 5,081
Real Estate-                                                     Floating or
   Construction            56,470       10,881       3,479         Adjustable Rate      84,483     17,961
-------------------------------------------------------------    -------------------------------------------
Total                    $586,586     $198,437     $23,042       Total                $198,437    $23,042
------------------------=====================================    --------------------=======================

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

                                     2000     1999     1998     1997      1996
--------------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans               $3,799   $3,063   $5,027   $4,618    $5,208
     Past Due Loans                  2,167    1,105    1,090    2,120     5,695
     Restructured Loans                  0        0        0        0         0
--------------------------------------------------------------------------------
Total                               $5,966   $4,168   $6,117   $6,738   $10,903
-----------------------------------=============================================

Gross interest income that would have been recorded in 2000 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $365,000. The amount of interest on those loans that was actually included in income for the period was $130,000.

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

-----------------------------------------------------------------------------------------------------------------
Summary of Loan Loss Experience                                                                        (Table 9)
-----------------------------------------------------------------------------------------------------------------
The table below presents,  in summary form, for the past five years the year-end and average  loans  outstanding;
the changes in the  allowance for loan losses, with loans charged off and  recoveries on loans  previously charged off by loan category;  the ratio of net  charge-offs to average loans;  and the ratio of the allowance for losses to year-end loans outstanding (Dollars in thousands):

                                                     2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------------
Amount of loans at year-end                       $1,728,619   $1,622,204   $1,414,778   $1,262,459   $1,054,112
-------------------------------------------------================================================================
Average loans outstanding                         $1,703,546   $1,552,242   $1,325,903   $1,246,145   $1,110,485
-------------------------------------------------================================================================

Beginning balance of allowance for loan losses       $26,010      $21,703      $17,932      $15,536      $25,892

Allowance related to assets acquired                       0          310            0            0            0

Loans charged-off:
   Commercial, Financial and Agricultural              3,555        3,079        2,317        1,613        1,414
   Real Estate-Construction                               40            0            0            0           46
   Real Estate-Mortgage                                    0           14           34           61           15
   Installment                                         1,922        1,736        1,916        1,972        1,584
   Credit Cards                                        4,731        4,354        4,913        4,136       18,770
-----------------------------------------------------------------------------------------------------------------
Total loans charged off                               10,248        9,183        9,180        7,782       21,829
-----------------------------------------------------------------------------------------------------------------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural              1,116          633          528          973        1,579
   Real Estate-Construction                                0            0            0            0            0
   Real Estate-Mortgage                                   22           22           14           29           29
   Installment                                           407          504          379          294          333
   Credit Cards                                        1,045        1,081          940          642        1,026
-----------------------------------------------------------------------------------------------------------------
Total recoveries                                       2,590        2,240        1,861        1,938        2,967
-----------------------------------------------------------------------------------------------------------------

Net loans charged off                                  7,658        6,943        7,319        5,844       18,862

Provision charged to expense                          10,620       10,940       11,090        8,240       20,151
Transfer to write down loans held for sale                 0            0            0            0       11,645

-----------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses          $28,972      $26,010      $21,703      $17,932      $15,536
-------------------------------------------------================================================================

Net charge-offs/average loans                          0.45%        0.45%        0.55%        0.47%        1.70%
-------------------------------------------------================================================================

Allowance for loan losses/loans at year-end            1.68%        1.60%        1.53%        1.42%        1.47%
-------------------------------------------------================================================================

A breakdown of the allowance for loan losses, at the end of the past five years, is presented below (Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:        2000       1999      1998      1997      1996
----------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural     $ 9,602   $10,355   $ 9,241   $ 7,590   $ 5,181
   Real Estate-Construction                       391       381       266       179       341
   Real Estate-Mortgage                         8,467     4,376     2,272     2,380     1,992
   Installment                                  3,789     3,739     3,202     2,469     1,978
   Credit Cards                                 6,723     7,159     6,722     5,314     6,044
----------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses   $28,972   $26,010   $21,703   $17,932   $15,536
---------------------------------------------=================================================

----------------------------------------------------------------------------------------------
Percent of loans in each category to total loans    2000     1999     1998     1997     1996
----------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural           42.6%    47.8%    50.0%    49.4%    46.1%
   Real Estate-Construction                          4.1      3.9      2.7      2.3      2.5
   Real Estate-Mortgage                             30.1     20.1     17.7     18.2     20.0
   Installment                                      15.3     20.4     21.2     20.5     27.2
   Credit Cards                                      7.9      7.8      8.4      9.6      4.2
----------------------------------------------------------------------------------------------
Total                                              100.0%   100.0%   100.0%   100.0%   100.0%
-------------------------------------------------=============================================

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $28,972,000 adequate to cover losses inherent in loans outstanding at December 31, 2000. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators and the Company's independent certified public accountants.

------------------------------------------------------------------------------------------------------------------
Deposits                                                                                               (Table 10)
------------------------------------------------------------------------------------------------------------------
A breakdown of average deposits by type for the past three years is as follows (Dollars in thousands):

      Year Ended December 31             2000                       1999                        1998
------------------------------------------------------------------------------------------------------------------
                                    Average      Average       Average      Average       Average       Average
                                    Balance     Rate Paid      Balance     Rate Paid      Balance      Rate Paid
------------------------------------------------------------------------------------------------------------------
      Demand Deposits             $  204,778         -       $  324,777         -       $  344,974         -
      Interest-Bearing Demand        751,912       3.45%        642,237       2.99%        561,068       3.33%
      Savings Deposits               121,738       1.99          81,066       2.09          82,487       2.48
      Time Deposits                  734,623       5.71         624,729       5.44         550,898       5.82
------------------------------------------------------------------------------------------------------------------
           Total                  $1,813,051                 $1,672,809                 $1,539,427
----------------------------------==========-----------------==========-----------------==========----------------

--------------------------------------------------------------------------------
Time Deposits                                                        (Table 11)
--------------------------------------------------------------------------------
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

      At December 31                                                      2000
      --------------------------------------------------------------------------
      Time deposits in amounts of $100,000 or more maturing in:
           3 months or less                                             $104,108
           Over 3 months through 6 months                                 35,542
           Over 6 months through 12 months                                37,248
           Over 12 months                                                 31,989
      --------------------------------------------------------------------------
      Total                                                             $208,887
      ------------------------------------------------------------------========


--------------------------------------------------------------------------------
Return on Equity and Assets                                          (Table 12)
--------------------------------------------------------------------------------
The following table presents a three year history of certain operating ratios:

      Year Ended December 31                             2000    1999    1998
      --------------------------------------------------------------------------
      Return on Average Assets                           1.06    1.03    0.97
      Return on Average Equity                          15.78   16.39   14.25
      Dividend Payout Ratio                             28.34   21.74   27.30
      Average Equity to Average Assets Ratio             6.69    6.30    6.83


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

      Year Ended December 31
                                                     2000      1999      1998
      --------------------------------------------------------------------------
      Federal Funds Purchased:
           Ending Balance                           $45,775   $38,760   $53,530
           Ending Balance Rate                        6.14%     5.01%     4.49%
           Largest Month-End Balance               $135,900  $117,160   $54,170
           Average Balance                          $46,263   $57,162   $42,375
           Average Interest Rate                      6.02%     4.81%     5.18%

      Securities Sold Under Repurchase Agreements
           Ending Balance                          $250,502  $231,556  $188,425
           Ending Balance Rate                        5.70%     4.45%     3.97%
           Largest Month-End Balance               $267,937  $231,556  $188,776
           Average Balance                         $247,379  $191,097  $173,729
           Average Interest Rate                      5.48%     4.22%     4.56%

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


ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------    -----------------------------------------------------------

        The Company has no material exposure to foreign currency exchange rate risk, commodity price risk or other relevant market risks. Exposure to interest rate risk is monitored by the Company on a regular basis by simulating the impact on the interest margin of various interest rate movements. The simulation analysis performed by the Company indicates that less than 3% of the Company's interest margin is at risk to interest rate movement at December 31, 2000. The comparable percentage in 1999 was approximately 3.2%. The Company's models assume an up to 200 basis point movement in interest rates (both upward and downward), and quantify the effect of this rate movement on the interest margin. Further information concerning this item may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------



INTRUST FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
December 31, 2000 and 1999

--------------------------------------------------------------------------------
Dollars in thousands except per share data                  2000         1999
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents:
   Cash and due from banks                              $  124,670   $  109,548
   Federal funds sold                                        7,865       46,240
--------------------------------------------------------------------------------
      Total cash and cash equivalents                      132,535      155,788
--------------------------------------------------------------------------------
 Investment securities:
   Held-to-maturity (fair value, $41,295 for
     2000 and $65,957 for 1999)                             40,767       65,849
   Available-for-sale                                      413,568      361,503
--------------------------------------------------------------------------------
      Total investment securities                          454,335      427,352
--------------------------------------------------------------------------------
 Loans held-for-sale                                         2,037       32,444
 Loans, net of allowance for loan losses of
   $28,972 in 2000 and $26,010 in 1999                   1,699,647    1,596,194
 Land, buildings and equipment, net                         46,363       38,656
 Accrued interest receivable                                18,890       16,252
 Other assets                                               64,650       71,767
--------------------------------------------------------------------------------
      Total assets                                      $2,418,457   $2,338,453
--------------------------------------------------------========================

Liabilities and Stockholders' Equity
 Deposits:
   Demand                                               $  300,873   $  283,554
   Savings and interest-bearing demand                     789,591      828,799
   Time                                                    753,838      706,123
--------------------------------------------------------------------------------
      Total deposits                                     1,844,302    1,818,476
--------------------------------------------------------------------------------
 Short-term borrowings:
   Federal funds purchased and securities sold under
     agreements to repurchase                              296,277      270,316
   Other                                                     7,497       10,392
--------------------------------------------------------------------------------
       Total short-term borrowings                         303,774      280,708
--------------------------------------------------------------------------------
 Accounts payable and accrued liabilities                   32,915       17,886
 Notes payable                                              10,500       10,000
 Guaranteed preferred beneficial interests in the
   Company's subordinated debentures                        57,500       57,500
--------------------------------------------------------------------------------
       Total liabilities                                 2,248,991    2,184,570
--------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
   authorized, 2,783,650 shares issued in 2000 and 1999     13,918       13,918
 Capital surplus                                            21,699       21,673
 Retained earnings                                         174,663      156,653
 Treasury stock, at cost (430,242 shares in 2000
   and 391,498 shares in 1999)                             (41,384)     (35,965)
Accumulated other comprehensive income (loss)                  570       (2,396)
--------------------------------------------------------------------------------
      Total stockholders' equity                           169,466      153,883
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity        $2,418,457   $2,338,453
--------------------------------------------------------========================

 The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------
Dollars in thousands except per share data            2000      1999      1998
--------------------------------------------------------------------------------
Interest income:
 Loans                                              $153,792  $131,082  $119,077
 Investment securities:
   Taxable                                            26,154    21,153    20,263
   Nontaxable                                            551       712       988
 Federal funds sold and other                          2,650     2,259     6,555
--------------------------------------------------------------------------------
   Total interest income                             183,147   155,206   146,883
--------------------------------------------------------------------------------
Interest expense:
 Deposits:
   Savings and interest-bearing demand                22,970    19,542    19,645
   Time                                               41,934    34,015    32,088
 Federal funds purchased and securities sold under
   agreements to repurchase                           16,525    11,131    10,613
 Convertible capital notes                                 0       927     1,003
 Subordinated debentures                               4,738     4,738     4,475
 Other borrowings                                      2,058     1,186     1,501
--------------------------------------------------------------------------------
   Total interest expense                             88,225    71,539    69,325
--------------------------------------------------------------------------------
   Net interest income                                94,922    83,667    77,558
Provision for loan losses                             10,620    10,940    11,090
--------------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                  84,302    72,727    66,468
--------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts                  13,722    12,323    11,008
 Fiduciary income                                     12,569    13,262    10,509
 Credit card fees                                     10,536     9,204     8,824
 Securities gains                                          0       540       126
 Other service charges, fees and income               12,021    11,830    12,170
--------------------------------------------------------------------------------
   Total noninterest income                           48,848    47,159    42,637
--------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       45,930    42,007    38,548
 Net occupancy and equipment expense                  11,850    10,619     9,081
 Advertising and promotional activities                4,786     4,007     4,578
 Data processing expense                               5,441     4,692     3,961
 Professional services                                 5,441     3,808     3,525
 Supplies                                              2,755     2,799     2,508
 Postage and dispatch                                  2,533     2,243     2,132
 Goodwill amortization                                 2,592     1,947     1,620
 Deposit insurance assessment                            379       268       244
 Other                                                 9,768    10,700    11,184
--------------------------------------------------------------------------------
   Total noninterest expense                          91,475    83,090    77,381
--------------------------------------------------------------------------------
   Income before provision for income taxes           41,675    36,796    31,724
Provision for income taxes                            16,540    14,338    12,190
--------------------------------------------------------------------------------
   Net income                                       $ 25,135  $ 22,458  $ 19,534
----------------------------------------------------============================

Per share data:
--------------------------------------------------------------------------------
   Basic earnings per share                           $10.60    $10.98     $9.10
----------------------------------------------------============================
   Diluted earnings per share                         $10.50    $ 9.48     $7.90
----------------------------------------------------============================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2000, 1999 and 1998

                                                                                                      Accumulated
                                                                                                         Other          Total
                                                              Common  Capital  Retained   Treasury   Comprehensive  Stockholders'
Dollars in thousands except per share data                    Stock   Surplus  Earnings    Stock     Income (Loss)     Equity
---------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1997                                  $12,075  $12,377  $124,877   $(17,081)     $   397       $132,645
Comprehensive income:
  Net income                                                       0        0    19,534          0            0         19,534
  Other comprehensive income-
    Unrealized gains (losses) on securities arising during
      the period, net of tax of $187                               0        0         0          0          281            281
    Reclassification adjustment for (gains) losses on
      securities included in net income, net of tax of $50         0        0         0          0          (76)           (76)
                                                                                                                      ----------
    Total other comprehensive income                                                                                       205
                                                                                                                      ----------
Total comprehensive income                                         0        0         0          0            0         19,739
Cash dividends ($2.50 per share)                                   0        0    (5,333)         0            0         (5,333)
Convertible capital notes converted to common stock               18       87         0          0            0            105
Purchase of treasury stock                                         0        0         0    (17,589)           0        (17,589)
Exercise of stock options                                          0        0         0         44            0             44
---------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1998                                   12,093   12,464   139,078    (34,626)         602        129,611
Comprehensive income:
  Net income                                                       0        0    22,458          0            0         22,458
  Other comprehensive income-
    Unrealized gains (losses) on securities arising during
      the period, net of tax of $1,783                             0        0         0          0       (2,674)        (2,674)
    Reclassification adjustment for (gains) losses on
      securities included in net income, net of tax of $216        0        0         0          0        ( 324)          (324)
                                                                                                                      ----------
    Total other comprehensive income (loss)                                                                             (2,998)
                                                                                                                      ----------
Total comprehensive income                                         0        0         0          0            0         19,460
Cash dividends ($2.40 per share)                                   0        0    (4,883)         0            0         (4,883)
Convertible capital notes converted to common stock            1,825    9,117         0          0            0         10,942
Purchase of treasury stock                                         0        0         0     (1,845)           0         (1,845)
Exercise of stock options                                          0       92         0        506            0            598
---------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1999                                   13,918   21,673   156,653    (35,965)      (2,396)       153,883
Comprehensive income:
  Net income                                                       0        0    25,135          0            0         25,135
  Other comprehensive income-
    Unrealized gains (losses) on securities arising during
      the period, net of tax of $1,977                             0        0         0          0        2,966          2,966
                                                                                                                      ----------
Total comprehensive income                                         0        0         0          0            0         28,101
Cash dividends ($3.00 per share)                                   0        0    (7,125)         0            0         (7,125)
Convertible capital notes retired                                  0       (1)        0          0            0             (1)
Purchase of treasury stock                                         0        0         0     (5,548)           0         (5,548)
Exercise of stock options                                          0       27         0        129            0            156
---------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000                                  $13,918  $21,699  $174,663   $(41,384)     $   570       $169,466
------------------------------------------------------------=====================================================================

The accompanying notes are an integral part of these  consolidated  financial statements.

INTRUST FINANCIAL CORPORATION  Consolidated Statements of Cash Flows Years Ended
December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------------------------------
Dollars in thousands                                                 2000         1999         1998
-------------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                       $  25,135    $  22,458    $  19,534
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                         10,620       10,940       11,090
   Provision for depreciation and amortization                        9,261        7,907        6,887
   Amortization of premium and accretion of discount
     on investment securities                                        (1,717)        (294)        (947)
   Gain on sale of investment securities                                  0         (540)        (126)
   Loss on retirement of convertible capital notes                        0          325          114
   Changes in assets and liabilities, net of effect
        of acquisition of branches:
     Loans held for sale                                             (1,938)       2,390      (18,412)
     Other assets                                                     1,567          (79)      (7,852)
     Income taxes                                                    13,430        1,148        8,586
     Interest receivable                                             (2,638)      (1,029)      (2,268)
     Interest payable                                                 1,617        2,349         (311)
     Other liabilities                                                  964         (368)         (79)
     Other                                                             (135)         (29)         198
-------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                         56,166       45,178       16,414
-------------------------------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
 Purchase of investment securities                                 (274,146)    (225,406)    (256,235)
 Investment securities matured or called                            253,821      181,147      177,094
 Proceeds from sale of investment securities                              0          592          161
 Net increase in loans                                              (83,754)    (212,872)    (161,737)
 Purchases of land, buildings and equipment                         (14,942)      (8,392)      (7,697)
 Proceeds from sale of land, buildings and equipment                  1,686          475          318
 Proceeds from sale of other real estate and repossessions            1,902        1,509        2,679
 Other                                                                 (833)      (1,232)        (766)
-------------------------------------------------------------------------------------------------------
   Net cash absorbed by investing activities                       (116,266)    (264,179)    (246,183)
-------------------------------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
 Proceeds from assumption of liabilities and acquisition
   of assets of bank branches, net                                        0      205,867            0
 Net increase (decrease) in deposits                                 25,826      (58,994)      94,588
 Net increase in short-term borrowings                               23,066       36,493       53,030
 Payments on notes payable                                           (2,500)      (2,500)     (10,500)
 Proceeds from notes payable                                          3,000            0            0
 Retirement of convertible capital notes                                 (1)        (461)        (150)
 Proceeds from subordinated debentures, net of issuance costs             0            0       55,176
 Cash dividends                                                      (7,125)      (4,883)      (5,333)
 Purchase of treasury stock net of exercise of stock options         (5,419)      (1,339)     (17,545)
-------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                         36,847      174,183      169,266
-------------------------------------------------------------------------------------------------------

   Decrease in cash and cash equivalents                            (23,253)     (44,818)     (60,503)

Cash and cash equivalents at beginning of year                      155,788      200,606      261,109

-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $ 132,535    $ 155,788    $ 200,606
-------------------------------------------------------------------------------------------------------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

INTRUST FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2000, 1999, and 1998
Dollars in thousands except per share data


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

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   g) OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair value at the date of settlement, foreclosure or abandonment. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred. These assets are included as a component of other assets in the consolidated statements of financial condition and amounted to $579 and $495 at December 31, 2000 and 1999, respectively.

   h) GOODWILL AND CORE DEPOSIT PREMIUM - The excess of cost over fair value of net assets acquired is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship. These assets are included as a component of other assets and amounted to $23,549 and $26,424, net of accumulated amortization, at December 31, 2000 and 1999, respectively.

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

                                                               2000        1999        1998
-----------------------------------------------------------------------------------------------
Net income for basic earnings per share                        $25,135     $22,458     $19,534
Interest expense on convertible debt, net of taxes                   0         575         652
-----------------------------------------------------------------------------------------------
Net income for diluted earnings per share                      $25,135     $23,033     $20,186
-----------------------------------------------------------------------------------------------

Weighted average shares for basic earnings per share         2,370,686   2,045,623   2,147,118
Shares issuable upon exercise of stock options                  24,190      40,168      35,468
Shares issuable upon conversion of capital notes                     0     343,152     371,644
-----------------------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share       2,394,876   2,428,943   2,554,230
-----------------------------------------------------------------------------------------------

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
                                                       2000      1999      1998
--------------------------------------------------------------------------------
Interest                                             $86,608   $69,190   $69,636
Income taxes                                           3,090    13,190     3,626

Noncash investing and financing activities included the following:
                                                       2000      1999      1998
--------------------------------------------------------------------------------

Loans transferred to other assets                    $ 2,026   $ 1,941   $ 2,098
Convertible capital notes converted to common stock        0    10,942       105
Loans held-for-sale transferred to loans              32,345         0         0


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


3) INVESTMENT SECURITIES

   The amortized cost and estimated fair values of investment securities are as follows at December 31:
                                              Gross       Gross
 2000                           Amortized  Unrealized  Unrealized    Fair
 ----                             Cost        Gains       Losses     Value
-------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity             $      0    $    0       $  0     $      0
    Available-for-sale             30,538       116         36       30,618
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity               18,209       138         29       18,318
    Available-for-sale            275,521     1,269        425      276,365
Mortgage-backed securities
    Held-to-maturity               11,278       238          1       11,515
    Available-for-sale             96,287       128         95       96,320
Obligations of state and
  political subdivisions:
    Held-to-maturity               11,280       185          3       11,462
    Available-for-sale                102         0          9           93
Equity Securities:
    Available-for-sale             10,172         0          0       10,172

-------------------------------------------------------------------------------
    Total held-to-maturity       $ 40,767    $  561       $ 33     $ 41,295
---------------------------------==============================================
    Total available-for-sale     $412,620    $1,513       $565     $413,568
---------------------------------==============================================

                                              Gross       Gross
 1999                           Amortized  Unrealized  Unrealized    Fair
 ----                             Cost        Gains       Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity             $  2,003     $   0     $    1      $ 2,002
    Available-for-sale             35,830         1        206       35,625
Obligations of U.S. Government
  Agencies and Corporations:
    Held-to-maturity               40,497         1        140       40,358
    Available-for-sale            226,763         0      2,701      224,062
Mortgage-backed securities
    Held-to-maturity               12,170       152         33       12,289
    Available-for-sale             99,379         8      1,077       98,310
Obligations of state and
  political subdivisions:
    Held-to-maturity               11,179       169         40       11,308
    Available-for-sale                102         0         18           84
Equity Securities:
    Available-for-sale              3,422         0          0        3,422

--------------------------------------------------------------------------------
    Total held-to-maturity       $ 65,849     $ 322     $  214      $65,957
---------------------------------===============================================
    Total available-for-sale     $365,496     $   9     $4,002     $361,503
---------------------------------===============================================

   Proceeds from sales of investment securities during 2000, 1999 and 1998 were $0, $592 and $161, respectively. Gross realized gains on sales of available-for-sale securities were $0, $540 and $126 in 2000, 1999 and 1998, respectively. No losses were realized on sales of available-for-sale securities in 2000, 1999 or 1998.

   The amortized cost and estimated fair value of investment securities at December 31, 2000 by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized      Fair
                                                             Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
   Held-to-maturity                                        $ 11,348    $ 11,327
   Available-for-sale                                       216,566     216,228
Due after one year through five years:
   Held-to-maturity                                          16,352      16,547
   Available-for-sale                                        89,493      90,755
Due after five years through ten years:
   Held-to-maturity                                           1,157       1,226
   Available-for-sale                                             0           0
Due after ten years:
   Held-to-maturity                                             632         680
   Available-for-sale                                           102          93

Mortgage-backed securities:
   Held-to-maturity                                          11,278      11,515
   Available-for-sale                                        96,287      96,320

Equity securities                                            10,172      10,172

--------------------------------------------------------------------------------
     Total held-to-maturity                                $ 40,767    $ 41,295
-----------------------------------------------------------=====================
     Total available-for-sale                              $412,620    $413,568
-----------------------------------------------------------=====================

   Investment securities, which are under the Company's control, with a book value of $361,945 and $388,719 at December 31, 2000 and 1999, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.


4) LOANS HELD-FOR-SALE

   Loans held-for-sale at December 31, 2000 and 1999 totaling $2,037 and $32,444, respectively, consisted of mortgage loans accounted for at cost, which approximated market value.


5) LOANS

   The composition of the loan portfolio at December 31, is as follows:
                                                         2000          1999
------------------------------------------------------------------------------
Commercial, financial and agricultural               $  737,235    $  775,027
Real estate-construction                                 70,830        63,112
Real estate-mortgage                                    520,103       326,174
Installment, excluding credit card                      264,159       330,732
Credit card                                             136,292       127,159
------------------------------------------------------------------------------
   Subtotal                                           1,728,619     1,622,204
Allowance for loan losses                               (28,972)      (26,010)
------------------------------------------------------------------------------
   Net Loans                                         $1,699,647    $1,596,194
-----------------------------------------------------=========================

   Certain directors, executive officers and principal shareholders of the Company or their related parties had loans from the Subsidiary Banks aggregating $61,456 and $46,269 at December 31, 2000 and 1999, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.

   Transactions involving such loans were as follows:

--------------------------------------------------------------------------------
Loans at December 31, 1999                                            $ 46,269
Additions                                                               74,771
Repayments                                                             (59,584)
--------------------------------------------------------------------------------
   Loans at December 31, 2000                                         $ 61,456
----------------------------------------------------------------------==========

   The following table discloses information about the recorded investment in loans that the Company has classified as impaired:
          (A)              (B)                (C)                    (D)
                    Amount in (A) for                          Amount in (A) for
         Total      Which There Is a        Allowance          Which There Is No
Year    Impaired    Related Allowance    Associated With       Related Allowance
End      Loans      for Credit Losses    Amounts in (B)        for Credit Losses
----    --------    -----------------    ---------------       -----------------
2000     $2,865           $1,315              $547                  $1,550
1999     $1,057           $   14              $  1                  $1,043

   The average recorded investment in impaired loans for the years ended December 31, 2000 and 1999, was $2,864 and $2,076, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The was no interest income recognized on impaired loans for the years ended December 31, 2000 and 1999.


6)  ALLOWANCE FOR LOAN LOSSES

   Transactions in the allowance for loan losses were as follows:
                                                     2000      1999      1998
--------------------------------------------------------------------------------
Balance at beginning of year                      $ 26,010   $21,703   $17,932
Provision charged to expense                        10,620    10,940    11,090
Allowance related to assets acquired                     0       310         0
Loans charged-off                                  (10,248)   (9,183)   (9,180)
Recoveries                                           2,590     2,240     1,861
--------------------------------------------------------------------------------
   Balance at end of year                         $ 28,972   $26,010   $21,703
-------------------------------------------------===============================


7) LAND, BUILDINGS AND EQUIPMENT

   A summary of land, buildings and equipment is as follows:

December 31,                                                   2000       1999
--------------------------------------------------------------------------------
Land                                                         $ 7,086    $ 6,019
Buildings and improvements                                    45,354     40,464
Furniture, fixtures and equipment                             33,677     32,939
--------------------------------------------------------------------------------
                                                              86,117     79,422
Less accumulated depreciation                                (39,754)   (40,766)
--------------------------------------------------------------------------------
   Total                                                     $46,363    $38,656
------------------------------------------------------------====================

   Depreciation expense for the years 2000, 1999 and 1998 was approximately $5,719, $4,873 and $4,161, respectively.


8) TIME DEPOSITS

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 2000 and 1999 were $208,887 and $188,392, respectively. Interest expense on this classification of time deposits for the years ended December 31, 2000, 1999 and 1998 totaled $12,453, $9,831 and $7,897, respectively.

   At December  31,  2000,  the  scheduled  maturities  of time  deposits are as follows:
 2001                                                                  $543,315
 2002                                                                   118,952
 2003                                                                    35,911
 2004                                                                    32,546
 2005 and thereafter                                                     23,114
--------------------------------------------------------------------------------
   Total                                                               $753,838
----------------------------------------------------------------------==========


9) SHORT-TERM BORROWINGS

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 2000, 1999 and 1998, was $376,627, $297,459 and $244,215, respectively. For the years ended December 31, 2000, 1999 and 1998, the weighted average interest rate on these borrowings was 5.4%, 4.4% and 4.8%, respectively, on average balances outstanding of $315,978, $260,036 and $230,757, respectively.


10) LONG-TERM DEBT AND CAPITAL SECURITIES

NOTES PAYABLE
   Notes payable at December 31, 2000 and 1999 consist of a term loan from another financial institution. The term loan carries a floating rate of interest and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The floating interest rate reprices based on a Eurodollar interest period selected by the Company. The rate on the indebtedness is computed based on a premium to the lender's Eurodollar Base Rate. The indebtedness is secured by the outstanding common stock of INTRUST Bank N.A. At December 31, 2000, the interest rate on the term loan was 7.89%.

   The Company has a $10,000 line of credit agreement, subject to annual renewal, with the financial institution that has issued the term loan. There was an outstanding balance of $3,000 as of December 31, 2000 under this credit facility. At December 31, 1999, there was no outstanding principal balance. The interest rate on the line of credit is calculated in the same manner as the term loan.

   In accordance with the term loan and line of credit agreements, certain covenants exist that require the Company to meet specifications regarding levels of capitalization, nonperforming assets, total indebtedness and net worth, among others. At December 31, 2000, the Company was in compliance with these covenants.

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

   The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements:

December 31,                                                   2000       1999
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation:
     Vested                                                   $8,388     $7,472
     Non-vested                                                  333        224
--------------------------------------------------------------------------------
        Total                                                 $8,721     $7,696
--------------------------------------------------------------==================

Change in projected benefit obligation
   Projected benefit obligation at beginning of year         $10,834    $10,396
   Service cost                                                  921        837
   Interest cost                                                 723        693
   Actuarial gain                                                814        509
   Benefits paid                                                (907)    (1,601)
--------------------------------------------------------------------------------
   Projected benefit obligation at end of year               $12,385    $10,834
-------------------------------------------------------------===================

Change in plan assets
   Fair value of plan assets at beginning of year            $10,726    $10,623
   Actual return on plan assets                                  249      1,138
   Employer contribution                                         870        566
   Benefits paid                                                (907)    (1,601)
--------------------------------------------------------------------------------
   Fair value of plan assets at end of year                  $10,938    $10,726
-------------------------------------------------------------===================

Funded status                                                $(1,447)     $(108)
Unrecognized net transition asset being amortized
  over 15 years                                                  (95)      (190)
Unrecognized net (gain) loss due from assumptions made         2,035        586
Unrecognized prior service cost                                   (5)        (6)
--------------------------------------------------------------------------------
   Prepaid pension cost                                     $    488      $ 282
------------------------------------------------------------====================

   Pension expense is comprised of the following:
                                                           2000    1999    1998
--------------------------------------------------------------------------------
Service cost-benefits earned during the year              $ 921   $ 837   $ 781
Interest cost on projected benefit obligation               723     693     596
Return on plan assets                                      (884)   (867)   (865)
Amortization of transition asset                            (95)    (95)    (95)
Prior service cost recognized                                (1)     (1)     (1)
Net loss from settlement                                      0       0     527
--------------------------------------------------------------------------------
       Total                                              $ 664   $ 567   $ 943
----------------------------------------------------------======================

   The weighted average discount rate used was 7.00% for each of the past three years. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.

   During 1998, the Company recognized $527 in pension expense arising from an early retirement program that was offered to employees that met certain eligibility requirements as to age. No such program was offered in 2000 or 1999.

DEFERRED COMPENSATION
   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9%, depending on individual agreements. At December 31, 2000 and 1999, $3,979 and $3,942 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. Expense recognized in 2000, 1999 and 1998 was $641, $664 and $726, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

DEFINED CONTRIBUTION PLAN
   The Company has a defined contribution plan in which all employees may elect to participate. The Company matches employee contributions up to 6% of salary. The matching percentage varies based on employee tenure with the Company. The Company also maintains a non-qualified plan that contains contributions made by employees in prior years. The Company's contributions to these plans in 2000, 1999 and 1998 were $912, $983 and $798, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of income.

STOCK INCENTIVE PLAN
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price of any options granted under the Plan cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant. The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 2000:
                                                               Weighted Average
                                                   Number       Exercise Price
                                                 ---------   -------------------

Options outstanding as of December 31, 1997        85,000           $69.74
1998:
   Granted                                         35,500          $130.00
   Exercised                                         (750)          $58.00
                                                 ----------
Options outstanding as of December 31, 1998       119,750           $87.67
1999:
   Granted                                         46,725          $133.00
   Exercised                                      (29,429)          $64.78
                                                 ----------
Options outstanding as of December 31, 1999       137,046          $100.40
2000:
   Granted                                         44,952          $114.00
   Exercised                                      (10,616)          $70.44
                                                 ----------
Options outstanding as of December 31, 2000       171,382          $111.94
                                                 ==========

Outstanding options exercisable as of:
   December 31, 1998                               33,750           $64.84
   December 31, 1999                               26,409           $80.62
   December 31, 2000                               58,806          $102.22

   Had compensation expense for stock options granted under the Plan been determined based upon the fair value at grant date for awards under the Plan, net income and diluted earnings per share would have been reduced by approximately $720 or $.30 per share in 2000, $680 or $.28 per share in 1999 and $390 or $.15 per share in 1998. The estimated fair value of options granted was $25.35, $33.30 and $22.92 in 2000, 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. An expected dividend rate of 2.25% was used in the fair value computation for each of the years in the three-year period. Expected volatility of 14.1% was used for 2000 while 10.4% was used in 1998 and 1999. Risk-free interest rate assumptions of 5.17%, 6.52% and 4.59% were used in 2000, 1999 and 1998, respectively.

13) INCOME TAXES

   The provision (benefit) for income taxes from operations includes the following components:
                                                    2000       1999       1998
--------------------------------------------------------------------------------
Current:
   Federal                                        $13,622    $13,876    $12,379
   State                                            1,964      1,945         83
--------------------------------------------------------------------------------
                                                   15,586     15,821     12,462
--------------------------------------------------------------------------------
Deferred:
   Federal                                            348     (1,373)    (2,203)
   State                                              606       (110)     1,931
--------------------------------------------------------------------------------
                                                      954     (1,483)      (272)
--------------------------------------------------------------------------------
     Total                                        $16,540    $14,338    $12,190
--------------------------------------------------==============================

   The provision (benefit) for income taxes noted above produced effective income tax rates of 39.7%, 39.0% and 38.4% for the years ended December 31, 2000, 1999 and 1998, respectively. The reconciliations of these effective income tax rates to the federal statutory rates are shown below:
                                                    2000       1999       1998
--------------------------------------------------------------------------------
Total income tax as reported                        39.7%      39.0%      38.4%
Tax exempt income                                    0.5        0.7        1.3
Amortization of excess purchase price over
   net assets acquired                              (1.3)      (1.5)      (1.8)
State income tax, net of federal income
   tax benefit                                      (4.0)      (3.2)      (4.1)
Other                                                0.1        0.0        1.2
--------------------------------------------------------------------------------
     Federal statutory rate                         35.0%      35.0%      35.0%
---------------------------------------------------=============================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented as follows:

                                                               2000       1999
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                                 $10,821    $10,059
   Deposits                                                    1,949      2,053
   Unrealized loss on available-for-sale securities                0      1,597
   Deferred compensation                                       1,489      1,528
   Net operating loss carryforwards                               28        301
   Buildings and equipment                                       385        421
   Investment securities                                          68        113
   Other real estate owned                                       170        176
   Other                                                         269        392
--------------------------------------------------------------------------------
    Total gross deferred tax assets                           15,179     16,640
   Less valuation allowances                                       0        300
--------------------------------------------------------------------------------
    Deferred tax assets, net of valuation allowances          15,179     16,340
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Unrealized gain on available-for-sale securities             (379)         0
   Pension                                                      (549)      (329)
   Prepaid loan fees                                          (1,383)      (230)
   Affordable housing project                                    (84)        (4)
   Loans                                                          (2)       (39)
   Core deposit premium                                            0         (8)
   Other                                                        (114)      (132)
--------------------------------------------------------------------------------
    Total gross deferred tax liabilities                      (2,511)      (742)
--------------------------------------------------------------------------------
    Net deferred tax assets                                  $12,668    $15,598
------------------------------------------------------------====================

   Current income taxes payable of $15,013 and $2,682 were included in accounts payable and accrued liabilities at December 31, 2000 and 1999 respectively. The net deferred tax assets noted above were included in other assets.

   At December 31, 2000, the Company had net operating loss deductions available for carryforward of approximately $487 for state purposes that expire in 2009.


14) COMMITMENTS AND CONTINGENT LIABILITIES

   At December 31, 2000, the Subsidiary Banks were required to have $25,867 held as reserves with the Federal Reserve Bank.

   At December 31, 2000, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized as follows:
                                                                       Minimum
                                                                       Payments
--------------------------------------------------------------------------------
2001                                                                   $ 3,258
2002                                                                     2,962
2003                                                                     2,068
2004                                                                     2,040
2005                                                                       662
Remainder                                                                6,913
--------------------------------------------------------------------------------
  Total                                                                $17,903
----------------------------------------------------------------------==========

   Lease rentals included in net occupancy and equipment expense for the years ended December 31, 2000, 1999 and 1998 amounted to $2,146, $2,081 and $1,462, respectively.

   Payments on long-term data processing  agreements included in data processing
expense  for  the  years  ended  December  31,  2000,   1999  and  1998  totaled
approximately $1,686, $1,686 and $1,621, respectively.

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


15) STOCKHOLDERS' EQUITY

DIVIDEND RESTRICITON
   The Company's ability to pay dividends on its common stock and interest on its indebtedness is dependent upon funds provided by dividends from the Subsidiaries and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $12,620 at December 31, 2000. The payment of dividends by the Subsidiaries is restricted only by regulatory authority. At December 31, 2000, approximately $62,778 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

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

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2000, the consolidated ratios of the Company and for each of the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

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

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                              For Capital     Prompt Corrective
                                                            Actual         Adequacy Purposes  Action  Provisions
                                                     -------------------  ------------------  -------------------
                                                       Amount     Ratio     Amount    Ratio     Amount    Ratio
                                                     ----------  -------  ----------  ------  ------------------
As of December 31, 2000:
      Total Capital (to Risk Weighted Assets):
       Consolidated                                   $227,676    11.5%    $158,567    8.0%       N/A
       INTRUST Bank, N.A.                             $215,938    11.5%    $150,453    8.0%    $188,067    10.0%
       Will Rogers Bank                               $ 10,372    11.1%    $  7,496    8.0%    $  9,371    10.0%
      Tier 1 Capital (to Risk Weighted Assets):
       Consolidated                                   $201,647    10.2%    $ 79,283    4.0%       N/A
       INTRUST Bank, N.A.                             $192,370    10.2%    $ 75,227    4.0%    $112,840     6.0%
       Will Rogers Bank                               $  9,735    10.4%    $  3,748    4.0%    $  5,622     6.0%
      Tier 1 Capital (to Average Assets):
       Consolidated                                   $201,647     8.6%    $ 94,790    4.0%       N/A
       INTRUST Bank, N.A.                             $192,370     8.7%    $ 88,823    4.0%    $111,029     5.0%
       Will Rogers Bank                               $  9,735     7.3%    $  5,373    4.0%    $  6,716     5.0%

As of December 31, 1999:
      Total Capital (to Risk Weighted Assets):
       Consolidated                                   $212,498    10.6%    $160,849    8.0%       N/A
       INTRUST Bank, N.A.                             $193,713    10.1%    $153,850    8.0%    $192,312    10.0%
       Will Rogers Bank                               $ 12,970    15.8%    $  6,577    8.0%    $  8,221    10.0%
      Tier 1 Capital (to Risk Weighted Assets):
       Consolidated                                   $181,948     9.1%    $ 80,424    4.0%       N/A
       INTRUST Bank, N.A.                             $169,658     8.8%    $ 76,925    4.0%    $115,387     6.0%
       Will Rogers Bank                               $ 12,264    14.9%    $  3,288    4.0%    $  4,933     6.0%
      Tier 1 Capital (to Average Assets):
       Consolidated                                   $181,948     7.9%    $ 93,148    4.0%       N/A
       INTRUST Bank, N.A.                             $169,658     7.8%    $ 87,354    4.0%    $109,192     5.0%
       Will Rogers Bank                               $ 12,264     9.6%    $  5,139    4.0%    $  6,424     5.0%


16) BUSINESS AND CREDIT CONCENTRATIONS

   The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and credit card loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas; however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 23% of the Company's total loan portfolio is comprised of unsecured credit card loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness. The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.


17)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition. The following summarizes those financial instruments, excluding credit card lines of $965,744, with contract amounts representing credit risk:

     Commitments to extend credit                                $568,759
     Commercial and standby letters of credit                    $ 34,298

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

   As a result of the securitization transactions, the Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, the Company receives servicing fee income. During 2000, 1999 and 1998, the Company recognized $2,780, $3,226 and $3,465, respectively, in servicing fee income, which is included in credit card fees and other service charges, fees and income in the accompanying consolidated statements of income.

   In connection with these securitization transactions, the Company was required to establish cash reserve accounts for the benefit of the purchasers. These cash reserve accounts represent retained interests in the loans sold as described in Note 1. The retained interests, consisting primarily of the cash reserve accounts, totaled $2,083 and $4,000 at December 31, 2000 and 1999, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.


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

DEPOSIT LIABILITIES
   The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 2000 and 1999. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

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

   The estimated fair values of the Company's financial instruments are as follows:

                                     December 31, 2000     December 31, 1999
                                  ----------------------  ----------------------
                                    Carrying  Estimated   Carrying  Estimated
                                     Value    Fair Value    Value   Fair Value
--------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks         $  124,670  $  124,670  $  114,989  $  114,989
  Federal funds sold                   7,865       7,865      46,240      46,240
  Investment securities              454,335     454,863     427,352     427,460
  Loans held-for-sale                  2,037       2,037      32,444      32,444
  Loans, net                       1,699,647   1,717,471   1,596,194   1,609,885
  Accrued interest receivable         18,890      18,890      16,252      16,252
--------------------------------------------------------------------------------
Financial liabilities:
  Deposits:
    Demand                        $  300,873  $  300,873  $  283,554  $  283,554
    Savings and
      interest-bearing demand        789,591     789,591     828,799     828,799
    Time                             753,838     754,998     706,123     706,886
  Short-term borrowings              303,774     303,774     286,149     286,149
  Accrued interest payable             8,333       8,333       6,716       6,716
  Notes payable                       10,500      10,500      10,000      10,000
  Guaranteed preferred beneficial
    interests in the Company's
    subordinated debentures           57,500      55,775      57,500      56,925

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


19) SEGMENT REPORTING

   The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has a manager that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has four operating segments: consumer banking, commercial banking, wealth management and community banking. The consumer banking segment provides personal banking services to customers of the Company. Commercial banking provides banking services to the business customers of the Company. Wealth management offers fiduciary, trust and investment services to its customers. The community banking segment provides comprehensive banking services to customers through bank offices located in Oklahoma. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. Transactions between segments are accounted for as if each segment is an external customer.

   Listed below is a presentation of profit or loss and asset information for all segments. The only significant noncash items are the loan loss provision, depreciation, and amortization. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments.

                                  Consumer   Commercial    Wealth    Community
Year ended December 31, 2000      Banking     Banking    Management   Banking      Total
-------------------------------- ----------- ----------- ----------- ---------- -----------
Net interest income-external      $ 59,553   $   32,808   $    49    $  4,854   $   97,264
Net interest income-intercompany      (348)           0         0         869          521
Noninterest income-external         25,744        6,732    15,767       1,540       49,783
Noninterest income-intercompany        160            0       470           0          630
Provision for loan losses            4,525        5,975         0         120       10,620
Depreciation and amortization        3,910          438       718         467        5,533
Segment profit/loss                 20,936       21,389     3,594       2,454       48,373
Assets                             496,594    1,191,580     4,404     132,002    1,824,580
Asset expenditures                  11,405        1,012     1,180         176       13,773

                                  Consumer    Commercial   Wealth    Community
Year ended December 31, 1999      Banking      Banking   Management   Banking      Total
-------------------------------------------- ----------- ----------- ---------- -----------
Net interest income-external      $ 65,216   $   28,769  $     40    $  4,866   $   98,891
Net interest income-intercompany    (8,843)           0         0         802       (8,041)
Noninterest income-external         23,686        6,362    15,893       1,473       47,414
Noninterest income-intercompany        164            0       417           0          581
Provision for loan losses            5,060        5,790         0          90       10,940
Depreciation and amortization        3,313          374       648         716        5,051
Segment profit/loss                 20,630       19,699     3,537       2,321       46,187
Assets                             574,988    1,061,440     4,146     128,594    1,769,168
Asset expenditures                   7,770          516       959         359        9,604

                                  Consumer   Commercial    Wealth    Community
Year ended December 31, 1998      Banking     Banking    Management   Banking      Total
-------------------------------------------- ----------- ----------- ---------- -----------
Net interest income-external      $ 56,116   $   25,858  $     29    $  4,603   $   86,606
Net interest income-intercompany    (5,606)           0         0       1,046       (4,560)
Noninterest income-external         22,990        5,656    12,594       1,445       42,685
Noninterest income-intercompany        127           25       346          15          513
Provision for loan losses            6,861        4,189         0          40       11,090
Depreciation and amortization        2,716          363       424         757        4,260
Segment profit/loss                 16,592       18,169       692       2,440       37,893
Assets                             492,470      939,298     4,853     124,821    1,561,442
Asset expenditures                   5,554          120       661         228        6,563

   Reconciliations of segment revenue, profit or loss, assets, and other items of significance to consolidated amounts are presented in the following tables. Corporate level items are derived from the Company's investment portfolio, fixed assets and other activities not considered by management to be operating segments. Revenues are net of interest expense.

Net Revenues:                                   2000         1999        1998
--------------------------------------------------------------------------------
   Net revenue from segments                  $148,198     $138,845    $125,244
   Net revenue from corporate level not
     allocated to segments                      (3,277)     (15,479)     (9,096)
   Net revenue from intercompany income         (1,151)       7,460       4,047
--------------------------------------------------------------------------------
   Consolidated net revenue                   $143,770     $130,826    $120,195
--------------------------------------------====================================

Profit:                                         2000         1999        1998
--------------------------------------------------------------------------------
   Profit from segments                        $48,373      $46,187     $37,893
   Expenses at corporate level not
     allocated to segments                      (6,698)      (9,391)     (6,169)
--------------------------------------------------------------------------------
   Income before provision for income taxes    $41,675      $36,796     $31,724
--------------------------------------------====================================

Assets:                                         2000         1999        1998
--------------------------------------------------------------------------------
   Assets of segments                       $1,824,580   $1,769,168  $1,561,442
   Corporate level assets                      593,877      574,726     554,023
--------------------------------------------------------------------------------
   Consolidated assets                      $2,418,457   $2,343,894  $2,115,465
--------------------------------------------====================================

                                          Amounts     Amounts not
                                        Reported by   Reported at   Consolidated
Other Items of Significance:      Year   Segments    Segment Level    Amounts
--------------------------------------------------------------------------------
   Net interest income            2000    $97,264      $ (2,342)      $94,922
                                  1999     98,891       (15,224)       83,667
                                  1998     86,606        (9,048)       77,558

   Provision for loan losses      2000    $10,620      $      0       $10,620
                                  1999     10,940             0        10,940
                                  1998     11,090             0        11,090

   Depreciation and amortization  2000    $ 5,533      $  3,728       $ 9,261
                                  1999      5,051         2,856         7,907
                                  1998      4,260         2,627         6,887

   Asset expenditures             2000    $13,773      $  1,833       $15,606
                                  1999      9,604            20         9,624
                                  1998      6,563         1,855         8,418

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

21) Parent Company Only Financial Statements

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Financial Condition
December 31, 2000 and 1999

--------------------------------------------------------------------------------
Dollars in thousands except per share data                    2000       1999
--------------------------------------------------------------------------------

Assets
  Cash                                                      $  3,774   $  7,425
  Investment securities, held-to-maturity                        309        310
  Equipment                                                    1,835         54
  Investment in subsidiaries                                 229,827    209,310
  Current and deferred income taxes                                0        407
  Other                                                        6,531      6,424
--------------------------------------------------------------------------------
   Total assets                                             $242,276   $223,930
------------------------------------------------------------====================

Liabilities and Stockholders' Equity
  Liabilities:
    Accounts payable and accrued liabilities                $    673   $    749
    Accrued interest payable                                   1,246         20
    Current and deferred income taxes                          1,113          0
    Notes payable                                             10,500     10,000
    Subordinated debentures                                   59,278     59,278
--------------------------------------------------------------------------------
     Total liabilities                                        72,810     70,047
--------------------------------------------------------------------------------

Stockholders' equity:
  Common stock, $5 par value; 10,000,000 shares authorized,
    2,783,650 shares issued in 2000 and 1999                  13,918     13,918
  Capital surplus                                             21,699     21,673
  Retained earnings                                          174,663    156,653
  Treasury stock                                             (41,384)   (35,965)
  Accumulated other comprehensive income (loss)                  570     (2,396)
--------------------------------------------------------------------------------
   Total stockholders' equity                                169,466    153,883
--------------------------------------------------------------------------------
   Total liabilities and stockholders' equity               $242,276   $223,930
------------------------------------------------------------====================

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 2000, 1999 and 1998


--------------------------------------------------------------------------------
Dollars in thousands except per share data           2000      1999      1998
--------------------------------------------------------------------------------

Dividends from subsidiaries                        $11,310  $  1,647   $  1,538
Interest income                                        221       752      1,930
Fees charged subsidiary banks                        2,795     2,577      2,196
Other income                                           216       299        244
--------------------------------------------------------------------------------
   Total income                                     14,542     5,275      5,908
--------------------------------------------------------------------------------

Operating expenses:
  Interest expense                                   5,729     6,623      6,709
  Salaries and employee benefits                     2,588     2,599      2,313
  Other expense                                      1,126     1,580      1,276
--------------------------------------------------------------------------------
   Total operating expenses                          9,443    10,802     10,298
--------------------------------------------------------------------------------

Income (loss) before income tax benefit and equity
  in undistributed net income of subsidiaries        5,099    (5,527)    (4,390)

Income tax benefit                                   2,484     3,477      2,858
--------------------------------------------------------------------------------
Income (loss) before equity in undistributed net
  income of subsidiaries                             7,583    (2,050)    (1,532)

Equity in undistributed net income of subsidiaries  17,552    24,508     21,066

--------------------------------------------------------------------------------
Net income                                         $25,135   $22,458    $19,534
---------------------------------------------------=============================

Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------
Dollars in thousands                                 2000      1999      1998
--------------------------------------------------------------------------------

Cash provided (absorbed) by operating activities:
  Net income                                       $ 25,135  $ 22,458  $ 19,534
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed net income
      of subsidiaries                               (17,552)  (24,508)  (21,066)
    Depreciation and amortization                       133       107       447
    Accretion of discount on investment securities        1        (5)      (19)
    Loss on retirement of capital notes                   0       325       114
    Other assets                                       (187)     (352)     (358)
    Accounts payable and accrued liabilities          1,034       541       (78)
    Income taxes                                      1,664    (1,089)      550
--------------------------------------------------------------------------------
   Net cash provided (absorbed) by
     operating activities                            10,228    (2,523)     (876)
--------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
  Capital expenditures                               (1,834)      (20)     (127)
  Purchase of investment securities                       0         0      (751)
  Investment securities matured or called                 0       302       604
  Investment in subsidiaries                              0    (3,500)   (1,779)
--------------------------------------------------------------------------------
   Net cash absorbed by investing activities         (1,834)   (3,218)   (2,053)
--------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
  Payments on notes payable                          (2,500)   (2,500)  (10,500)
  Proceeds from notes payable                         3,000         0         0
  Retirement of capital notes                            (1)     (461)     (150)
  Proceeds from subordinated debt, net of
    issuance costs                                        0         0    56,954
  Dividends paid                                     (7,125)   (4,883)   (5,333)
  Purchase of treasury stock, net                    (5,419)   (1,339)  (17,545)
--------------------------------------------------------------------------------
   Net cash provided (absorbed) by
     financing activities                           (12,045)   (9,183)   23,426
--------------------------------------------------------------------------------
   Increase (decrease) in cash                       (3,651)  (14,924)   20,497

Cash at beginning of year                             7,425    22,349     1,852

--------------------------------------------------------------------------------
Cash at end of year                                 $ 3,774  $  7,425  $ 22,349
----------------------------------------------------============================

                          Independent Auditors' Report



      The Board of Directors and Stockholders
      INTRUST Financial Corporation:


      We have audited the accompanying consolidated statements of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                 KPMG LLP





      Wichita, Kansas
      February 9, 2001

                    Report of Independent Public Accountants


To INTRUST Financial Corporation:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of INTRUST Financial Corporation and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements referred to above are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of INTRUST Financial Corporation and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma,
     February 19, 1999

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

          This item is not applicable to the Company.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

      Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 2002, 2003 and 2001 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

      RONALD L. BALDWIN, 47, 2002, has been director of the Company and Vice Chairman of IB since 1996.

      RICK L. BEACH, 50, has been Executive Vice President and Chief Credit Officer of the Company since January 1997. He was Senior Vice President of the Company from 1995 to 1997 and Vice President from 1988 to 1995.

      C. ROBERT BUFORD, 67, 2003, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, managing partner of Grand Bluffs Development Co., a real estate development firm, and a director of Barrett Resources Corporation, an oil and gas production and operation firm.

      FRANK L. CARNEY, 62, 2001, has been a director of the Company since 1982. Since 1979, he has been self-employed in a private investment company, Carney Enterprises. Since January 1994, Mr. Carney has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company. He became President and Manager of P.J. (Papa John's Pizza Restaurants) Wichita, L.L.C. in 1996, P.J. Nor-Cal L.L.C. in 1997, and Chairman and Manager of P.J. Hawaii L.L.C. in 1998.

      RICHARD G. CHANCE, 53, 2002, has been a director of the Company since 1990. During the past five years, he has been President and Chief Executive Officer of Chance Industries, Inc., producer of amusement rides and manufacturer of transit coaches, trams, and replica trolleys.

      CHARLES Q. CHANDLER, 74, 2001, has been Chairman of the Board and Chief Executive Officer of the Company since 1982. He was Chairman of the Board and Chief Executive Officer of IB from 1975 until 1996. Mr. Chandler was employed by IB since 1950. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

      CHARLES Q. CHANDLER IV, 47, 2003, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. In 1996, he was elected Chairman and President of IB. Mr. Chandler is the son of Charles Q. Chandler.

      GEORGE T. CHANDLER, 79, 2003, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt, Kansas. Mr. Chandler is an uncle of Charles Q. Chandler.

      STEPHEN L. CLARK, 59, 2003, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Clark has been owner of Clark Investment Group which primarily invests in real estate development including office buildings and self-storage units.

      ROBERT L. DARMON, 76, 2003, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970. He is Chairman of the Company's Audit Committee.


      CHARLES W. DIEKER, 65, 2001, has been a director of the Company since 1982. Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

      MARTIN K. EBY Jr., 66, 2003, has been a director of the Company since 1982. During the past five years, Mr. Eby has been Chief Executive Officer and Chairman of the Board of Eby Corporation, which is the parent company of Martin
K. Eby Construction Co. Inc. In 1992, Mr. Eby became a director of SBC Communications, Inc.

      STEVE L. HIPP, 49, became Executive Vice President of operations and technology in 1999. He was Senior Vice President of the Company from 1996 to 1999.

      RICHARD M. KERSCHEN, 59, 2001, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kerschen has been Chairman of the Board and President of The Law Company, Inc. a commercial real estate construction company.

      THOMAS D. KITCH, 57, 2001, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kitch has been a practicing attorney with the law firm of Fleeson, Gooing, Coulson & Kitch, LLC.

      ERIC T. KNORR, 58, 2002, has been a director of the Company since 1990. Mr. Knorr was Vice President of K Bar M Pizza Co., Inc for 12 years until 1999 when he was elected President. In 1999, he became manager of HQS & C Management Co., L.L.C. a restaurant management company. He was Chairman of the Board of Dulaney, Johnston & Priest, general insurance (property and casualty) independent agents, for ten years until January 1996 when he became Chairman Emeritus.

      CHARLES G. KOCH, 65, 2001, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated energy company.

      J.V. LENTELL, 62, 2002, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. In 1995, he became a director of Renters Choice, Inc.

      WILLIAM B. MOORE, 48, 2002, has been a director of the Company since April 1997 and an advisory director of IB from 1993 to 1997. In January, 2001, Mr. Moore became Managing Director of Saber Partners, LLC, a consulting company for the utility industry. From 1998 to 2000, he was Executive Vice President, Chief Financial Officer, Treasurer of Western Resources. He was Chairman of the Board and President of Kansas Gas and Electric Company 1995 to 1998. From 1992 to 1995, he was Vice President-Finance of Western Resources, the parent company of Kansas Gas and Electric Company.

      PHILLIP J. OWINGS, 56, became Executive Vice President of Investments / Wealth Management in 1999. He was Senior Vice President of the Company from 1996 to 1999.

      PAUL A. SEYMOUR Jr., 77, 2002, has been a director of the Company since 1982. Mr. Seymour was President of Arrowhead Petroleum Inc. until it ceased operations in 1990. Since that time he has been active as a private investor.

      KENNETH F. SHANNON, 45, 2001, became a director of the Company in 2000. Mr. Shannon is President and Chief Executive Officer of Metal-Fab, Inc.

      DONALD C. SLAWSON, 67, 2002, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate development.

      JAY L. SMITH, 43, has been Executive Vice President, Chief Financial Officer and Secretary of the Company since 1998. He was Senior Vice President, Chief Financial Officer from 1995 to 1998.

      JOHN T. STEWART III, 65, 2003, has been a director of the Company since 1982. During the past five years, Mr. Stewart's principal occupation has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, Caldwell State Bank, Caldwell, Kansas and First National Bank, Wellington, Kansas.

      JEFFERY L. TURNER, 49, 2002, became a director of the Company in 2000. Mr. Turner has been employed by Boeing, Wichita, an aerospace company, since 1975. He is currently Vice President, Division General Manager at Boeing.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

      SUMMARY COMPENSATION TABLE
      --------------------------
      The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other four most highly compensated executive officers during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                                     Long Term
                                                      Annual Compensation            Compensation
                                               -----------------------------------     Awards
           (a)                          (b)      (c)         (d)          (e)           (f)            (g)
                                                                      Other Annual   Securities     All Other
                                                                      Compensation   Underlying    Compensation
Name and Principal Position             Year   Salary($)   Bonus($)      ($)(1)      Options (#)       ($)
-----------------------------------------------------------------------------------------------------------------
C.Q. Chandler                           2000   $179,167    $ 62,045     $112,201        5,383        $95,062
COB & CEO of the Company                1999   $204,167    $ 75,140     $ 88,612       10,957        $97,252
                                        1998   $229,175    $ 85,545     $ 38,923        3,000        $84,383

C.Q. Chandler IV                        2000   $382,083    $175,499     $ 10,110       10,444        $17,820
President of the Company,               1999   $364,583    $177,539     $ 12,729       14,768        $19,857
Chairman, President of IB               1998   $346,673    $171,080     $ 12,729        7,500        $19,610

J.V. Lentell                            2000   $247,167    $ 87,927     $  3,370        3,125        $11,220
Director of the Company                 1999   $242,167    $ 91,295     $      0        3,000        $11,600
Vice Chairman of IB                     1998   $236,673    $ 90,488     $      0        3,000        $10,000

R.L. Baldwin                            2000   $238,333    $ 85,090     $  3,370        3,000        $ 3,570
Director of the Company                 1999   $228,333    $ 86,411     $      0        3,000        $ 4,500
Vice Chairman of IB                     1998   $218,341    $ 83,644     $      0        3,000        $ 2,500

R.L. Beach                              2000   $143,584    $ 44,065     $  3,370        1,500        $ 8,670
Executive Vice President of the         1999   $135,417    $ 43,953     $      0        2,000        $ 9,200
Company and of IB                       1998   $126,672    $ 42,354     $      0        2,000        $ 5,244

      (1) The amounts shown represent the above-market amounts paid on distributions from the 1983, 1984, 1986, or 1990 Executive Deferred Compensation Plans during each of the last three fiscal years. The amounts also include a one-time distribution of INTRUST REIT, Inc. series A nonvoting preferred stock with reimbursement to pay taxes owed on the distribution of stock. Does not include perquisites which certain of the executive officers received, the aggregate amount of which did not exceed the lessor of $50,000 or 10% of any such officer's salary and bonus.

      (2) The amounts shown for "All other Compensation" include the following for the current year:
                                  C.Q.       C.Q.        J.V.     R.L.    R.L.
                                Chandler  Chandler IV  Lentell  Baldwin  Beach
--------------------------------------------------------------------------------
Above-market amounts earned on
  deferred compensation plans    $83,842    $ 6,600    $     0   $    0  $    0
Company contributions to
  401(k) plan                     11,220     11,220     11,220    3,570   8,670
--------------------------------------------------------------------------------
                                 $95,062    $17,820    $11,220   $3,570  $8,670
---------------------------------===============================================

      STOCK OPTION PLAN
      -----------------
      The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. At December 31, 2000, there were options granted and unexercised for a total of 171,382 shares. The options outstanding have exercise prices between $58 and $133, with a weighted average exercise price of $112. Of the 171,382 shares granted, 58,806 were exercisable at December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                Potential Realizable Value at
                                                                                Assumed Annual Rates of Stock
                                Individual Grants (1)                           Price Appreciation for Option Term
-----------------------------------------------------------------------------  -----------------------------------
      (a)                  (b)            (c)           (d)           (e)            (f)                (g)
                       Securities      % of Total
                       Underlying   Options Granted  Exercise or
                         Options    to Employees in  Base Price   Expiration
Name                       (#)        Fiscal Year      ($/Sh)       Date            5%($)              10%($)
-----------------------------------------------------------------------------  -----------------------------------

C.Q. Chandler            3,000            6.7%         $114        12/13/10       $215,084           $  545,060
C.Q. Chandler            2,383            5.3%         $114        12/16/10       $170,848           $  432,959
C.Q. Chandler IV         7,500           16.7%         $114        12/13/10       $537,710           $1,362,649
C.Q. Chandler IV         2,944            6.5%         $114        12/21/10       $211,069           $  534,885
J.V. Lentell             2,000            4.4%         $114        12/13/10       $143,389           $  363,373
J.V. Lentell             1,125            2.5%         $114        12/22/10       $ 80,656           $  204,397
R.L. Baldwin             3,000            6.7%         $114        12/13/10       $215,084           $  545,060
R.L. Beach               1,500            3.3%         $114        12/13/10       $107,542           $  272,530

(1) Options were granted at 100% of the market price on the date of grant.  The maximum term for options or rights cannot exceed ten years from the date they are granted.  Options under the plan may vest no more rapidly than 20% per year from the date of grant.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES
      (a)                   (b)             (c)                       (d)                           (e)
                                                              Number of Securities           Value of Unexercised
                                                         Underlying Unexercised Options      In-the-Money Options
                                                            at December 31, 2000            at December 31, 2000(1)
                     Shares Acquired      Value          ------------------------------   -------------------------
Name                 On Exercise (#)   Realized ($)(1)      Exercisable/Unexercisable     Exercisable/Unexercisable
----                 ---------------   ---------------      -------------------------     -------------------------
C.Q. Chandler              5,000          $252,000                 8,557/12,783                     $0/$56,000
C.Q. Chandler IV           3,776          $144,956                18,313/26,444               $366,520/$185,500
J.V. Lentell               1,840          $ 65,520                 7,760/11,525               $326,480/$105,000
R.L. Baldwin                                                       7,600/11,400               $280,000/$105,000
R.L. Beach                                                         4,700/5,800                $140,000/$52,500

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


                                     PENSION PLAN TABLE
REMUNERATION                     YEARS OF CREDITED SERVICE
------------ -------------------------------------------------------------------
                15         20          25          30          35          40
  $100,000   $19,709    $ 26,279    $ 32,849    $ 39,418    $ 45,988    $ 50,988
   150,000    30,959      41,279      51,599      61,918      72,238      79,738
   200,000    42,209      56,279      70,349      84,418      98,488     108,488
   250,000    53,459      71,279      89,099     106,918     124,738     137,238
   300,000    64,709      86,279     107,849     129,418     150,988     165,988
   350,000    75,959     101,279     126,599     151,918     177,238     194,738
   400,000    87,209     116,279     145,349     174,418     203,488     223,488
   450,000    98,459     131,279     164,099     196,918     229,738     252,238

      The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 2000, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                       COVERED       COMPLETED YEARS OF  TOTAL YEARS OF CREDITED
                   COMPENSATION AS  CREDITED SERVICE AS     SERVICE AT NORMAL
NAME                 OF 12/31/00        OF 12/31/00         RETIREMENT AGE(65)
--------------------------------------------------------------------------------
C.Q. Chandler (1)     $179,167              50.75                  41.50
C.Q. Chandler IV       382,083              25.00                  42.50
J.V. Lentell           247,167              34.83                  37.42
R.L. Baldwin           238,333               4.92                  21.40
R.L. Beach             143,584             13.00                   28.00

      (1) C.Q. Chandler elected in writing, as permitted under the plan, to commence receipt of his normal retirement benefit in the form of a lump sum payment. This payment was received by C.Q. Chandler in December 1992.

      COMPENSATION OF DIRECTORS
      -------------------------
      The directors of the Company receive no remuneration for serving in that capacity. However, the directors of the Company are also directors of IB, and in that capacity receive fees of $1,500 per quarter and $750 for each board meeting attended. In addition, directors who are not full-time bank employees of IB receive $200 for each Discount Committee and CRA Committee meeting attended, $300 for each Audit Committee and Trust Department Examining Committee meeting, and $150 for all other committee meetings attended.

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


      CHANGE-IN-CONTROL ARRANGEMENTS
      ------------------------------
      Under unfunded Executive Deferred Compensation Plans established in 1983, 1984, and 1986 by IB and in 1990 by the Company, in which C.Q. Chandler and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 2000, for C.Q. Chandler and C.Q. Chandler IV, would have been $1,430,338 and $3,063,255 respectively. If the employee dies after termination of employment but before payment of any amount under this paragraph, then such amount shall be paid to the beneficiary or beneficiaries named as soon as practical after the employee's death.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

      The following table sets forth information as of January 29, 2001 relating to the beneficial ownership of the Company's common stock by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                       SHARES OF COMMON
                                                       STOCK BENEFICIALLY
                                                       OWNED(1)
                                                      --------------------------
                                                               OWNED AT
NAME                     ADDRESS                          JANUARY 29, 2001(2)
--------------------------------------------------------------------------------
Ronald L. Baldwin        9414 E. Woodspring                     7,700(3)
                         Wichita, KS  67226

Rick L. Beach            123 E. Hamlin Rd.                      4,830(4)
                         Andover, KS  67002

C. Robert Buford         9176 E. 13th St.                       2,053
                         Wichita, KS  67206

Frank L. Carney          1740 Barrier Cove                      1,133
                         Wichita, KS  67206

Richard G. Chance        676 S. 119th St. W.                      180
                         Wichita, KS  67235

Charles Q. Chandler      Box One                               86,492(5)
                         Wichita, KS  67201

Charles Q. Chandler IV   Box One                               63,232(6)
                         Wichita, KS  67201

Anderson W. Chandler     4718 West Hills Dr.                  276,933(7)
                         Topeka, KS  66606

David T. Chandler        c/o First National Bank              265,312(7)
                         Pratt, KS  67124

George T. Chandler       c/o First National Bank              225,206(7)
                         Pratt, KS  67124

Stephen L. Clark         1625 N. Gatewood                         425
                         Wichita, KS  67206

Robert L. Darmon         8509 Huntington                        5,880(8)
                         Wichita, KS  67206

Charles W. Dieker        632 Birkdale Dr.                       2,866
                         Wichita, KS  67230

Martin K. Eby, Jr.       P.O. Box 1679                          6,799
                         Wichita, KS  67201

Richard M. Kerschen      144 Rutland                               25
                         Wichita, KS  67206

Thomas D. Kitch          115 S. Rutan                              25
                         Wichita, KS  67218

Eric T. Knorr            P.O. Box 206                          29,954(9)
                         Wichita, KS  67201

Charles G. Koch          P.O. Box 2256                         99,084
                         Wichita, KS  67201

J.V. Lentell             1700 Laurel Cove                       9,100(10)
                         Wichita, KS  67206

William B. Moore         2764 N. North Shore Ct.                  100
                         Wichita, KS  67205

Paul A. Seymour, Jr.     8500 Killarney Place                 121,033(11)
                         Wichita, KS  67206

Donald C. Slawson        104 South Broadway,                    4,420(12)
                         Suite 200
                         Wichita, KS  67202

John T. Stewart III      P.O. Box 2                           145,226
                         Wellington, KS  67152

Directors and Executive
Officers as a Group (21 persons)                              815,763(13)

      (1) The officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:


                                                                Percentage
                                                               Ownership of
                                                               Capital Stock
                                                               -------------
      Charles Q. Chandler III                                       3.67%
      Charles Q. Chandler IV                                        2.67%
      Anderson W. Chandler*                                        11.79%
      David T. Chandler*                                           11.30%
      George T. Chandler*                                           9.59%
      Eric T. Knorr                                                 1.28%
      Charles G. Koch                                               4.22%
      Paul A. Seymour, Jr.                                          5.15%
      John T. Stewart III                                           6.18%


      *Includes shares directly owned and shares controlled as co-trustees.  See
(7).

      The Directors and Executive Officers as a group beneficially owned 34.05% of the Company's common stock.

      (2)   Includes shares issuable upon exercise of common stock options.

      (3) Mr. Baldwin's beneficial ownership includes 100 shares of common stock over which he shares voting and investment powers with his wife, Cindy Baldwin and currently exercisable options to purchase 7,600 shares of common stock.

      (4) Includes currently exercisable options to purchase 4,700 shares of common stock.

      (5) Includes currently exercisable options to purchase 8,557 shares of common stock. Does not include 225,206 shares of common stock beneficially owned by George T. Chandler (uncle), and 63,232 shares of common stock beneficially owned by Charles Q. Chandler IV (son).

      (6) Includes currently exercisable options to purchase 18,313 shares of common stock. Does not include 95 shares of common stock owned by Marla J. Chandler (wife).

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

            (d) 148,460 shares of common stock beneficially owned by Anderson Chandler over which he has sole voting and investment power.

            (e) 3,000 shares of common stock held in David Chandler's name over which he has sole voting and investment power.

      (8) Mr. Darmon's beneficial ownership is comprised of 45 shares of common stock held in his name over which he has sole voting and investment power and 5,835 shares of common stock held in a trust with his wife, Beatrice F. Darmon, with whom he shares voting and investment power.

      (9) Mr. Knorr's beneficial ownership is comprised of: (a) 26,918 shares held in a revocable trust in which he is grantor and has sole voting and investment power; (b) 1,252 shares of common stock held by him in an Individual Retirement Account; and (c) 1,784 shares of common stock held in a trust over which he has sole voting and investment power. Does not include 3,373 shares of common stock, owned by Darlene R. Knorr, in which Mr. Knorr disclaims beneficial ownership.

      (10) Includes currently exercisable options to purchase 7,760 shares of common stock.

      (11)  Mr.  Seymour's  beneficial  ownership is comprised of the following:
            (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 28,100 shares of common stock held by John Wofford Seymour and 4,000 shares held in the John Wofford Seymour family trust over which he shares voting and investment power with Dorothea W. Seymour; (c) 31,353 shares of common stock held by William Todd Seymour over which he shares voting and investment power with Dorothea W. Seymour; (d) 28,740 shares of common stock held in the Elizabeth Seymour Trust U/A over which he shares voting and investment power with Dorothea W. Seymour; and (e) 28,740 shares of common stock held in the Katherine Seymour Trust U/A over which he shares voting and investment power with Dorothea W. Seymour.

      (12) Mr. Slawson's beneficial ownership is comprised of (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 3,160 shares of common stock held by Judith A. Slawson (wife) over which he has shared voting and investment power; and (c) 1,160 shares held by the Kathryn A. Slawson Living Trust over which he has sole voting and investment power.

      (13) Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

      CERTAIN BUSINESS RELATIONSHIPS
      ------------------------------
      Neither the Company nor any of its subsidiaries entered into during 2000 or has proposed to enter into any other material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

(a)    The following documents are filed as a part of this Report.

       1. Financial Statements - The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report:

              Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

              Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

       2.     Financial Statement Schedules:

              All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

       3.     Exhibits:
              Number                                  Description
              ------                                  -----------

              3(a) Restated Articles of Incorporation of Registrant, as amended through December 1997 (incorporated herein by reference to Exhibit 3(b) to Registrant's 1997 10-K, File No. 2-78658)

              3(b) Restated Bylaws of the Registrant, as amended through December 1997 (incorporated herein by reference to Exhibit 3(a) to Registrant's 1997 10-K, File No. 2-78658)

              4(a) Amended and Restated Trust Agreement, dated as of January 21, 1998 among INTRUST Financial Corporation, State Street Bank and Trust Company, Wilmington Trust Company, the Administrative Trustees, and several Holders described therein (incorporated herein by reference to Exhibit 4(b) to Registrant's 1998 10-K, File No. 2-78658)

              4(b) Indenture, dated as of January 21, 1998 between INTRUST Financial Corporation and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 4(c) to Registrant's 1998 10-K, File No. 2-78658)

              4(c) Preferred Securities Guaranty Agreement, dated as of January 21, 1998 between INTRUST Financial Corporation and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 4(d) to Registrant's 1998 10-K, File No. 2-78658)

              4(d) Agreement as to Expenses and Liabilities, dated as of January 21, 1998 between INTRUST Financial Corporation and INTRUST Capital Trust (incorporated herein by reference to Exhibit 4(e) to Registrant's 1998 10-K, File No. 2-78658)

              10(a)* Description  of  INTRUST  Bank,  N.A.  Executive  Officers'
                     Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(a) to Registrant's 1999 10-K, File No. 2-78658)

              10(b)* Description  of  INTRUST  Financial  Corporation  Executive
                     Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(b) to Registrant's 1999 10-K, File No. 2-78658)

              10(c)* Description of INTRUST Bank, N.A. Salary  Continuation Plan
                     (incorporated herein by reference to Exhibit 10(c) to Registrant's 1999 10-K, File No. 2-78658)


              10(d)* Description  of INTRUST Bank,  N.A.  Deferred  Compensation
                     Plans for Directors (incorporated herein by reference to Exhibit 10(d) to Registrant's 1999 10-K, File No. 2-78658)

              10(e)* Description  of  INTRUST  Financial   Corporation  Deferred
                     Compensation Plan for Directors (incorporated herein by reference to Exhibit 10(e) to Registrant's 1999 10-K, File No. 2-78658)

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

              11 Computation of Earnings Per Share (appears herein as exhibit)

              21     Subsidiaries of the Registrant (appears herein as exhibit)


                    * Exhibit relates to management compensation

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter of 2000.

(c)    See above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTRUST Financial Corporation

Date:  March 13, 2001                By  /s/ C. Q. Chandler
                                        --------------------------------
                                        C. Q. Chandler
                                        Chairman of the Board
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 13, 2001                /s/ C. Q. Chandler
                                        --------------------------------
                                         C. Q. Chandler
                                         Director, Chairman of the Board
                                           and Chief Executive Officer


Date:  March 13, 2001                /s/ Jay L. Smith
                                        --------------------------------
                                         Jay L. Smith
                                         Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)


Date:  March 13, 2001                /s/ Ronald L. Baldwin
                                        --------------------------------
                                         Ronald L. Baldwin
                                         Director

Date:  March 13, 2001                /s/ C. Robert Buford
                                        --------------------------------
                                         C. Robert Buford
                                         Director

Date:  March 13, 2001                /s/ Frank L. Carney
                                        --------------------------------
                                         Frank L. Carney
                                         Director

Date:  March 13, 2001                /s/ Richard G. Chance
                                        --------------------------------
                                         Richard G. Chance
                                         Director

Date:  March 13, 2001                /s/ C. Q. Chandler IV
                                        --------------------------------
                                         C. Q. Chandler IV
                                         Director

Date:  March 13, 2001                /s/ George T. Chandler
                                        --------------------------------
                                         George T. Chandler
                                         Director

Date:  March 13, 2001                /s/ Stephen L. Clark
                                        --------------------------------
                                         Stephen L. Clark
                                         Director

Date:  March 13, 2001                /s/ R. L. Darmon
                                        --------------------------------
                                         R. L. Darmon
                                         Director

Date:  March 13, 2001                /s/ Charles W. Dieker
                                        --------------------------------
                                         Charles W. Dieker
                                         Director

Date:  March 13, 2001                /s/ Martin K. Eby Jr.
                                        --------------------------------
                                         Martin K. Eby Jr.
                                         Director

Date:  March 13, 2001                /s/ Richard M. Kerschen
                                        --------------------------------
                                         Richard M. Kerschen
                                         Director

Date:  March 13, 2001                /s/ Thomas D. Kitch
                                        --------------------------------
                                         Thomas D. Kitch
                                         Director

Date:  March 13, 2001                /s/ Eric T. Knorr
                                        --------------------------------
                                         Eric T. Knorr
                                         Director

Date:  March 13, 2001                /s/ Charles G. Koch
                                        --------------------------------
                                         Charles G. Koch
                                         Director

Date:  March 13, 2001                /s/ J. V. Lentell
                                        --------------------------------
                                         J. V. Lentell
                                         Director

Date:  March 13, 2001                /s/ William B. Moore
                                        --------------------------------
                                         William B. Moore
                                         Director

Date:  March 13, 2001                /s/ Paul A. Seymour, Jr.
                                        --------------------------------
                                         Paul A. Seymour, Jr.
                                         Director

Date:  March 13, 2001                /s/ Kenneth F. Shannon
                                        --------------------------------
                                         Kenneth F. Shannon
                                         Director

Date:  March 13, 2001                /s/ Donald C. Slawson
                                        --------------------------------
                                         Donald C. Slawson
                                         Director

Date:  March 13, 2001                /s/ John T. Stewart III
                                        --------------------------------
                                         John T. Stewart III
                                         Director

Date:  March 13, 2001                /s/ Jeffery L. Turner
                                        --------------------------------
                                         Jeffery L. Turner
                                         Director

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

                                INDEX TO EXHIBITS



EXHIBIT #                DESCRIPTION
---------                -----------

  11                     Computation of Earnings Per Share

  21                     Subsidiaries of the Registrant