Form 10-Q
period 2001-03-31
INTRUST FINANCIAL CORP /
filed 2001-05-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 17, 2001, there were 2,344,594 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                         March 31,  December 31,
Assets                                                     2001        2000
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                              $   89,044   $  124,670
    Federal funds sold                                      41,395        7,865
--------------------------------------------------------------------------------
        Total cash and cash equivalents                    130,439      132,535
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (fair value, $36,682 for 2001
     and $41,295 for 2000)                                  35,956       40,767
   Available-for-sale, at fair value                       432,559      413,568
--------------------------------------------------------------------------------
        Total investment securities                        468,515      454,335
--------------------------------------------------------------------------------
Loans held-for-sale                                          3,264        2,037
Loans, net of allowance for loan losses of $30,485
  in 2001 and $28,972 in 2000                            1,754,997    1,699,647
Land, buildings and equipment, net                          47,436       46,363
Other assets                                                78,381       83,540
--------------------------------------------------------------------------------
      Total assets                                      $2,483,032   $2,418,457
--------------------------------------------------------========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                             $1,890,823   $1,844,302
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                     312,870      296,277
      Other                                                  1,018        7,497
--------------------------------------------------------------------------------
        Total short-term borrowings                        313,888      303,774
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                 34,556       32,915
   Notes payable                                            10,500       10,500
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                    57,500       57,500
--------------------------------------------------------------------------------
          Total liabilities                              2,307,267    2,248,991
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,783,650 shares issued
     in 2001 and 2000                                       13,918       13,918
   Capital surplus                                          21,699       21,699
   Retained earnings                                       180,171      174,663
   Treasury stock, at cost (437,334 shares in 2001
     and 430,242 shares in 2000)                           (42,269)     (41,384)
   Accumulated other comprehensive income, net of tax        2,246          570
--------------------------------------------------------------------------------
          Total stockholders' equity                       175,765      169,466
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity        $2,483,032   $2,418,457
--------------------------------------------------------========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                                                 Three Months
                                                               Ended March 31,
                                                             -------------------
                                                               2001       2000
--------------------------------------------------------------------------------
Interest income:
   Loans                                                     $39,077    $36,283
   Investment securities                                       6,830      6,426
   Federal funds sold and other                                  445        748
--------------------------------------------------------------------------------
       Total interest income                                  46,352     43,457
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   16,292     15,330
   Federal funds purchased and securities sold under
      agreement to repurchase                                  4,058      3,686
   Subordinated debentures                                     1,184      1,184
   Other borrowings                                              281        304
--------------------------------------------------------------------------------
       Total interest expense                                 21,815     20,504
--------------------------------------------------------------------------------
       Net interest income                                    24,537     22,953
Provision for loan losses                                      2,670      2,655
--------------------------------------------------------------------------------
       Net interest income after provision for loan losses    21,867     20,298
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                         3,679      3,227
   Fiduciary income                                            2,983      3,159
   Credit card fees                                            2,587      2,416
   Other service charges, fees and income                      3,584      2,990
--------------------------------------------------------------------------------
       Total noninterest income                               12,833     11,792
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                             11,689     11,595
   Net occupancy and equipment expense                         3,251      2,815
   Data processing expense                                     1,423      1,287
   Advertising and promotional activities                      1,052      1,239
   Professional services                                         792      2,947
   Postage and dispatch                                          760        671
   Supplies                                                      676        669
   Goodwill amortization                                         610        653
   Other                                                       2,357      2,501
--------------------------------------------------------------------------------
       Total noninterest expenses                             22,610     24,377
--------------------------------------------------------------------------------
       Income before provision for income taxes               12,090      7,713
Provision for income taxes                                     4,700      3,183
--------------------------------------------------------------------------------
       Net income                                              7,390      4,530
Other comprehensive income (loss)                              1,676       (360)
--------------------------------------------------------------------------------
       Comprehensive income                                  $ 9,066    $ 4,170
-------------------------------------------------------------===================
Per share data:
   Basic earnings per share                                    $3.15      $1.90
-------------------------------------------------------------===================
   Diluted earnings per share                                  $3.12      $1.88
-------------------------------------------------------------===================
Cash dividends per share                                       $0.80      $0.75
-------------------------------------------------------------===================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                             2001       2000
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net income                                               $   7,390   $  4,530
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                  2,670      2,655
   Provision for depreciation and amortization                2,447      2,238
   Amortization of premium and accretion of discount
     on investment securities                                (1,153)      (279)
   Originations of loans held-for-sale                      (13,482)   (11,027)
   Proceeds from sales of loans held-for-sale                12,255      9,651
   Changes in assets and liabilities:
    Prepaid expenses and other assets                          (618)      (423)
    Income taxes                                              4,867      3,130
    Interest receivable                                         123     (1,603)
    Interest payable                                          1,384      1,565
    Other liabilities                                        (1,096)      (442)
    Other                                                        (9)        22
--------------------------------------------------------------------------------
     Net cash provided by operating activities               14,778     10,017
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (159,948)   (48,358)
   Investment securities matured or called                  147,380     46,500
   Proceeds from sale of investment securities
     available for sale                                       2,335          0
   Net increase in loans                                    (58,542)   (42,140)
   Purchases of land, buildings and equipment                (2,649)    (1,827)
   Proceeds from sale of equipment                               14         44
   Proceeds from sale of other real estate
     and repossessions                                          681        524
   Other                                                       ( 13)      (329)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (70,742)   (45,586)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase in deposits                                  46,521     37,220
   Net increase (decrease) in short-term borrowings          10,114    (13,721)
   Retirement of convertible capital notes                        0         (1)
   Cash dividends                                            (1,882)    (1,791)
   Purchase of treasury stock                                  (885)    (1,378)
--------------------------------------------------------------------------------
     Net cash provided by financing activities               53,868     20,329
--------------------------------------------------------------------------------

       Decrease in cash and cash equivalents                 (2,096)   (15,240)

Cash and cash equivalents at beginning of period            132,535    155,788
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $130,439   $140,548
-----------------------------------------------------------=====================

Supplemental disclosures
   Interest paid                                            $20,431    $18,939
   Income tax paid (refunded)                               $  (167)   $    53

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)




1.  Principles of Consolidation and Presentation
    --------------------------------------------
The accompanying consolidated condensed financial statements include the accounts of INTRUST Financial Corporation and subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated condensed financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2000 INTRUST Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 2000 Form 10-K for additional disclosure.


2.  Allowance for Loan Losses
    -------------------------
The following is a summary of the allowance for loan losses for the three months ended March 31, 2001 and 2000 (in thousands of dollars):

                                                             2001        2000
   -----------------------------------------------------------------------------
   Balance, January 1                                       $28,972     $26,010
   Additions:
     Provision for loan losses                                2,670       2,655
   -----------------------------------------------------------------------------
                                                             31,642      28,665
   Deductions:
     Loans charged off                                        2,002       2,479
     Less recoveries on loans
         previously charged off                                 845         649
   -----------------------------------------------------------------------------
     Net loan losses                                          1,157       1,830
   -----------------------------------------------------------------------------
   Balance, March 31                                        $30,485     $26,835
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

Less than 1% of the Company's total loan portfolio meet the criteria defined in SFAS Nos. 114 and 118 for classification as an impaired loan. The Company maintained a valuation allowance related to loans considered impaired of $567,000 and $0 at March 31, 2001 and 2000 respectively. Interest income on this classification of loans has been recorded by the Company in a manner consistent with its income recognition policies on other loans. Such amount of interest income is not material to the Company's financial statements.


3.  Earnings Per Share Calculations
    -------------------------------
Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                            Three Months Ended
                                                                 March 31
--------------------------------------------------------------------------------

                                                             2001        2000
--------------------------------------------------------------------------------

Net income for earnings per share (in thousands)             $7,390      $4,530
----------------------------------------------------------======================

Weighted average shares for basic earnings per share      2,348,677   2,384,812
Shares issuable upon exercise of stock options               22,322      28,965
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share    2,370,999   2,413,777
----------------------------------------------------------======================


4.  Segment Reporting
    -----------------
Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in the measurement of profit or loss since the last annual report.

                                                             Three Months Ended
                                                                  March 31,
 (in thousands of dollars)                                    2001        2000
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                                        $19,610     $21,210
    Commercial banking                                       12,524       9,699
    Wealth management                                         3,709       4,104
    Community banking                                         1,660       1,492

 Intercompany revenues
    Consumer banking                                        $   (16)    $  (115)
    Commercial banking                                            0           0
    Wealth management                                           131         114
    Community banking                                           193         264

 Segment profit
    Consumer banking                                        $ 4,502       5,409
    Commercial banking                                        7,369       5,063
    Wealth management                                           416         975
    Community banking                                           611         536
 -------------------------------------------------------------------------------
       Profit from segments                                  12,898      11,983
       Expenses at corporate level not
         allocated to segments                                 (808)     (4,270)
 -------------------------------------------------------------------------------
       Consolidated income before provision
         for income taxes                                   $12,090     $ 7,713
 -----------------------------------------------------------====================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended March 31, 2001 totaled $7,390,000, establishing a new quarterly record for the Company. Net income increased 63% over comparable 2000 amounts, and increased 11% over fourth quarter 2000 levels. As noted in previous filings, first quarter 2000 results were negatively impacted by litigation and settlement costs. The Company recorded year-over-year growth in both net interest income and noninterest income, while noninterest expense (excluding the impact of litigation and settlement costs on 2000 totals) was relatively unchanged.

NET INTEREST INCOME
Net interest income increased $1,584,000, or 6.9% over prior year levels, to $24,537,000. The Company's growth in average interest-earning assets moderated somewhat, increasing 3.3% over comparable prior year amounts. The Company's interest spread, when viewed on a year-over-year basis, was little-changed even though the Federal Reserve undertook a substantial easing of rates in the first quarter of 2001. The Company has noted in previous filings that management believes its sensitivity and gap ratios result in acceptable management of interest rate exposure. The increase in net interest income resulted from non-interest bearing demand deposits comprising a greater percentage of the Company's total deposits this quarter. This ratio for the first quarter of 2001 was 12.3% compared to 9.0% in 2000.

Loan growth continued during the first quarter, albeit at a lesser rate. Average loans increased approximately $40 million over fourth quarter, 2000 levels. The comparable increase last year was $60 million. The majority of the growth in the loan portfolio continues to occur in the Company's commercial loan portfolio. The Company has consciously reduced its consumer lending exposure during the past year, after thoroughly reviewing the overall profitability of that component of its loan portfolio.

Yields on average interest-earning assets during the quarter ended March 31, 2001 increased thirty-five basis points over comparable prior year amounts. While the Federal Reserve did ease rates three times in the first quarter of 2001, the timing of the rate declines resulted in a somewhat lesser impact on yields, as many of the Company's earning assets repriced downward two to four weeks after the declines in rates were announced. The timing of Federal Reserve rate increases in 2000 had a similar impact, in that yields on earning assets lagged the actual Fed movements. As a result, 2000 yields were less than might otherwise be expected, while 2001 yields were somewhat higher. The Company experienced no significant change in the composition of its interest-earning assets this year. Loans comprised 78% of average interest-earning assets during both the first quarter of 2001 and 2000.

Funding costs have increased over the comparable period last year, but did decline from prior quarter levels. The cost of interest-bearing liabilities was thirty-five basis points higher than the comparable 2000 amount, but funding costs were twenty-three basis points less than comparable fourth quarter 2000 amounts. With the easing by the Federal Reserve in the first quarter, deposit customers increasingly looked to promotional deposit products to take advantage of the slightly higher rates offered on those products. This activity has resulted in a year-over-year increase in the overall rate paid on deposits, while the costs of Federal funds purchased and securities sold under agreement to repurchase have declined over the same time period.

The Company believes its principal markets will continue to remain quite competitive. In addition, the Company does not expect the Federal Reserve to act as aggressively in the second quarter. With yield declines on assets that have a quarterly repricing schedule and continued competitive pressures, the Company anticipates compression in its interest spread during the remainder of the year.

PROVISION FOR LOAN LOSSES
The Company recorded a provision for loan losses of $2,670,000, increasing $15,000 from both the amount recorded in the preceding quarter and the first quarter of 2000. Charge-offs totaled $2,002,000, declining $477,000 from the comparable 2000 amount. The largest net charge-off recorded this quarter resulted from the charge-off of a loan to a company engaged in the manufacturing sector. The Company has noted no trends during the quarter that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio. However, the Company continues to closely monitor credit quality issues given the general softening of the economy. While the Company has reduced its consumer lending exposure over the course of the last year, credit exposure to commercial enterprises has continued to increase. Company management is mindful of the speed with which the current slowing of the economy has occurred. Nonaccrual and past due loans declined to $5,017,000 at March 31, 2001, and comprised .28% of total loans at quarter-end. The comparable percentage at March 31, 2000 was .26%. The Company anticipates that this percentage will increase in the second quarter, as a manufacturing customer with total indebtedness of approximately $9,700,000 was placed on non-accrual status and subsequently filed for Chapter 11 bankruptcy in the second quarter of 2001.

The Company's allowance for loan losses at March 31, 2001 was equal to 1.71% of total loans and 608% of loans considered risk elements. Comparable amounts at December 31, 2000 and March 31, 2000 were 1.68% and 486%, and 1.61% and 627%, respectively.  As noted  above,  a  sizable  manufacturing  customer  filed  for bankruptcy in April, 2001. Should further evidence of weakness in the manufacturing sector become apparent, it is expected the Company's provision for loan losses in subsequent quarters would increase.

Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                               March 31,
                                                          2001           2000
--------------------------------------------------------------------------------
Amount of loans at period-end                          $1,785,482    $1,662,086
-------------------------------------------------------=========================

YTD Average loans outstanding                          $1,746,160    $1,643,454
-------------------------------------------------------=========================

Beginning balance of allowance for loan losses            $28,972       $26,010

Loans charged-off
   Commercial, Financial and Agricultural                     362           987
   Credit Card                                              1,263         1,073
   Installment                                                377           419
--------------------------------------------------------------------------------
Total loans charged off                                     2,002         2,479
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural                     463           164
   Real Estate-Mortgage                                         1            16
   Credit Card                                                286           335
   Installment                                                 95           134
--------------------------------------------------------------------------------
Total recoveries                                              845           649
--------------------------------------------------------------------------------

Net loans charged off                                       1,157         1,830

Provision charged to expense                                2,670         2,655
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses               $30,485       $26,835
-------------------------------------------------------=========================

Net charge-offs/average loans                               0.07%         0.11%
-------------------------------------------------------=========================

Allowance for loan losses/loans at period-end               1.71%         1.61%
-------------------------------------------------------=========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                         March 31, 2001       December 31, 2000
--------------------------------------------------------------------------------
                                                 Percent                Percent
                                       Amount    of Total     Amount    of Total
--------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural                   $  814,897    45.7%    $  737,235    42.6%
Real Estate-Construction                 44,997     2.5         70,830     4.1
Real Estate-Mortgage                    552,278    30.9        520,103    30.1
Installment, excluding credit card      242,863    13.6        264,159    15.3
Credit card                             130,447     7.3        136,292     7.9
--------------------------------------------------------------------------------
  Subtotal                            1,785,482   100.0%     1,728,619   100.0%
Allowance for loan losses               (30,485)               (28,972)
--------------------------------------------------------------------------------
  Total                              $1,754,997             $1,699,647
-------------------------------------===========================================

As noted above, loans considered risk elements, as presented in the following table were little-changed this quarter. These loans comprised .28% of total loans at March 31, 2001, compared to .35% of total loans at December 31, 2000 and .26% of total loans March 31, 2000. As noted above, management is in the process of evaluating the amount of the allowance for loan losses that has been allocated to a manufacturing customer that recently filed for bankruptcy. Absent the result of this analysis, management is not aware of issues that would significantly impact the credit quality of the loan portfolio in 2001. Management believes the allowance for loan losses to be adequate at this time.

                                                     March, 31     December 31,
        (in thousands of dollars)                       2001           2000
--------------------------------------------------------------------------------
        Loan Categories
             Nonaccrual Loans                          $3,344         $3,799
             Past Due 90 days or more                   1,673          2,167
--------------------------------------------------------------------------------
        Total                                          $5,017         $5,966
-----------------------------------------------------===========================

LIQUIDITY AND CAPITAL RESOURCES
The Company considered its liquidity level adequate at March 31, 2001. Continued growth in the Company's loan portfolio resulted in the loan/deposit ratio (including loans held-for-sale) equaling 94.6% at March 31, 2001. Comparable amounts at December 31, 2000 and March 31, 2000 were 93.8% and 91.4%, respectively. The Company became a member of the Federal Home Loan Bank of Topeka during the first quarter of 2000, providing a secondary source of liquidity. In addition, the Company maintains a variety of funding sources, including core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 74% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 24% of the portfolio. The Company maintains a short weighted average maturity in this portion of its investment portfolio. At March 31, 2001, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 5 months, and the average maturity of municipal securities was 3 years and 3 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 2001, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 2001, the Company's total capital to risk-weighted assets ratio was 11.4% and its Tier 1 capital to risk-weighted assets ratio was 10.1%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE
Current year first quarter noninterest income totaled $12,833,000, increasing 8.8% over first quarter 2000 amounts. This quarter's noninterest income also exceeded that of the preceding quarter by 5.8%. Pricing initiatives and volume increases resulted in increases in both deposit service charges and loan fees. Additional revenue from these sources more than offset a year-over-year decline in fiduciary income. The decrease in fiduciary income is attributable to the decline in equity markets that has occurred since the first quarter of 2000.

Service charges on deposit accounts increased 14%, or $452,000, over comparable prior year amounts. Approximately 60% of this increase resulted from revised pricing and increased volumes associated with overdrafts and insufficient funds activity. The Company continues to see growth in its commercial account base, and the declining interest rate environment results in a lesser earnings credit rate on commercial accounts. With these accounts receiving a reduced earnings credit, service charges on commercial accounts increase.

Fiduciary income declined 5.6% from prior year levels and 6.4% from the amount recorded in the preceding quarter. Equity markets generally declined during the quarter, with the Dow Jones Industrial Average declining 8% during the three-month period ended March 31, 2001. As a result of this decline, the Company recorded a 6.9% reduction in assets under management, which translated into the aforementioned drop in revenue.

Credit card fees increased 7.1% over year-ago levels, but did decline 5.5% from fourth quarter amounts. The quarter-over-quarter decline is due principally to seasonal factors, while the year-over-year change is due to increases in merchant discount income and to the noninterest income generated through the Company's securitized credit card accounts. Merchant discount income increased $58,000 over prior year amounts, and first quarter 2001 income on securitized accounts was $60,000 greater than the comparable 2000 total.

Other service charges, fees and income increased $594,000 over comparable 2000 amounts. The Company continues to record significant increases in customer debit card usage and ATM activity. As a result of these increased transactional levels, debit card and ATM fees increased $125,000 over comparable prior year amounts. Increases in letter of credit transaction activity, fee income on mortgage loans originated and sold and other loan fee income served to more than offset a decline in sales activity in the Company's broker-dealer subsidiary.

Total noninterest expense declined 7.2%, or $1,767,000 from comparable prior year amounts. Excluding the non-recurring charges recorded in the first quarter of 2000, total noninterest expense would have increased approximately $333,000, or 1.5%.

Salaries and employee benefit costs increased $94,000, or 0.8%, over comparable 2000 amounts. March 31, 2001 employment levels declined 1% from comparable prior year amounts. In addition, the Company recorded a reduction in its incentive costs and its employee education expense during the quarter.

Net occupancy and equipment expense increased 15.5% over prior year amounts. The majority of this increase is attributable to fixed asset additions placed in service in the second half of 2000 and the first quarter of 2001. The Company also recorded substantial increases in its utility costs when compared to the same period in 2000. The year-over-year increase in this cost component was approximately 48%.

Data processing expense increased $136,000, or 10.6%, over comparable 2000 amounts. Postage and dispatch costs increased $89,000, or 13.3%, over prior year totals. The Company implemented revisions in much of its product line during the first quarter of this year. Those revisions required data processing programming changes and notification to all customers of the product changes, and are responsible for the majority of the increase in these two expense categories.

Advertising and promotional activities expense declined $187,000 from prior year levels. This reduction is due principally to timing. The Company has a new advertising campaign that will launch during the second quarter. It is expected that 2001 advertising costs will be at least equal to the amount incurred in 2000. As noted above, and as disclosed in previous filings, the Company recorded a non-recurring $2,100,000 charge in the first quarter of 2000, which resulted in an abnormally high level of professional services expense during that quarter. There was no such charge this quarter, and those costs returned to more traditional levels.

Other noninterest expense declined 5.8% from comparable 2000 totals. The $144,000 reduction in expense was comprised of changes in a number of different line items. Loan collection expenses declined $57,000, due to the previously mentioned reduction in consumer lending levels. The Company also recorded declines in both telephone expense and credit card processing costs.

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is effective for such transactions occurring after March 31, 2001.

The Company does not anticipate that adoption of Statement No. 140 will have a material impact on its operating results or its financial condition.


FORWARD-LOOKING STATEMENTS
This 10-Q contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations, are subject to risk and uncertainties and the Company undertakes no obligation to update any such statement to reflect later developments. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

                 (a) Exhibits
                       None

                 (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.




SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRUST Financial Corporation




Date:  May 14, 2001                   By: /s/ C.Q. Chandler IV
                                          ---------------------
                                              C.Q. Chandler IV
                                              President
                                             (Principal Executive Officer)




Date:  May 14, 2001                   By: /s/ Jay L. Smith
                                          -----------------
                                              Jay L. Smith
                                              Chief Financial Officer
                                             (Principal Accounting Officer)