Form 10-Q
period 2001-06-30
INTRUST FINANCIAL CORP /
filed 2001-08-13
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 17, 2001, there were 2,344,374 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                        June 30,    December 31,
Assets                                                    2001          2000
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $  109,508    $  124,670
    Federal funds sold                                      5,915         7,865
--------------------------------------------------------------------------------
        Total cash and cash equivalents                   115,423       132,535
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (fair value, $35,262 for 2001
     and $41,295 for 2000)                                 35,086        40,767
   Available-for-sale, at fair value                      407,116       413,568
--------------------------------------------------------------------------------
        Total investment securities                       442,202       454,335
--------------------------------------------------------------------------------
Loans held-for-sale                                         2,767         2,037
Loans, net of allowance for loan losses of $31,567
  in 2001 and $28,972 in 2000                           1,758,406     1,699,647
Land, buildings and equipment, net                         47,579        46,363
Other assets                                               75,566        83,540
--------------------------------------------------------------------------------
      Total assets                                     $2,441,943    $2,418,457
-------------------------------------------------------=========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                            $1,851,086    $1,844,302
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                    302,104       296,277
      Other                                                 9,463         7,497
--------------------------------------------------------------------------------
        Total short-term borrowings                       311,567       303,774
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                30,638        32,915
   Notes payable                                           10,500        10,500
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                   57,500        57,500
--------------------------------------------------------------------------------
          Total liabilities                             2,261,291     2,248,991
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000
     shares authorized, 2,783,650 shares
     issued in 2001 and 2000                               13,918        13,918
   Capital surplus                                         21,699        21,699
   Retained earnings                                      185,670       174,663
   Treasury stock, at cost (439,276 shares in 2001
     and 430,242 shares in 2000)                          (42,543)      (41,384)
   Accumulated other comprehensive income, net of tax       1,908           570
--------------------------------------------------------------------------------
          Total stockholders' equity                      180,652       169,466
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,441,943    $2,418,457
-------------------------------------------------------=========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                          --------------------------------------
                                            2001      2000      2001      2000
--------------------------------------------------------------------------------
Interest income:
  Loans                                   $36,696   $38,728   $75,773   $75,011
  Investment securities                     6,722     6,766    13,552    13,192
  Federal funds sold and other                566       505     1,011     1,253
--------------------------------------------------------------------------------
      Total interest income                43,984    45,999    90,336    89,456
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                 15,992    15,773    32,284    31,103
  Federal funds purchased and securities
    sold under agreement to repurchase      2,812     4,363     6,870     8,049
  Subordinated debentures                   1,185     1,185     2,369     2,369
  Other borrowings                            226       596       507       900
--------------------------------------------------------------------------------
      Total interest expense               20,215    21,917    42,030    42,421
--------------------------------------------------------------------------------
      Net interest income                  23,769    24,082    48,306    47,035
Provision for loan losses                   2,920     2,655     5,590     5,310
--------------------------------------------------------------------------------
      Net interest income after
        provision for loan losses          20,849    21,427    42,716    41,725
--------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts       4,576     3,445     8,255     6,672
  Fiduciary income                          3,113     3,078     6,096     6,237
  Credit card fees                          2,788     2,620     5,375     5,036
  Other service charges, fees and income    3,712     3,387     7,296     6,377
--------------------------------------------------------------------------------
      Total noninterest income             14,189    12,530    27,022    24,322
--------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits           12,279    11,600    23,968    23,195
  Net occupancy and equipment expense       3,328     2,919     6,579     5,734
  Data processing expense                   1,295     1,388     2,718     2,675
  Advertising and promotional activities    1,159     1,678     2,211     2,917
  Professional services                       750        37     1,542     2,984
  Postage and dispatch                        650       621     1,410     1,292
  Supplies                                    635       666     1,311     1,335
  Goodwill amortization                       594       654     1,204     1,307
  Other                                     2,316     2,825     4,673     5,326
--------------------------------------------------------------------------------
      Total noninterest expenses           23,006    22,388    45,616    46,765
--------------------------------------------------------------------------------
      Income before provision for
        income taxes                       12,032    11,569    24,122    19,282
Provision for income taxes                  4,657     4,574     9,357     7,757
--------------------------------------------------------------------------------
      Net income                            7,375     6,995    14,765    11,525
Other comprehensive income (loss)            (338)      601     1,338       241
--------------------------------------------------------------------------------
      Comprehensive income                $ 7,037   $ 7,596   $16,103   $11,766
------------------------------------------======================================
Per share data:
  Basic earnings per share                  $3.15     $2.94     $6.29     $4.84
------------------------------------------======================================
  Diluted earnings per share                $3.11     $2.90     $6.23     $4.78
------------------------------------------======================================
  Cash Dividends                            $0.80     $0.75     $1.60     $1.50
------------------------------------------======================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                            Six Months Ended
                                                                June 30
                                                         -----------------------
                                                                           2000
                                                         2001
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                              $  14,765   $  11,525
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                 5,590       5,310
   Provision for depreciation and amortization               4,891       4,520
   Amortization of premium and accretion of discount
      on investment securities                              (1,996)       (492)
   Originations of loans held-for-sale                     (33,926)    (23,621)
   Proceeds from sales of loans held-for-sale               33,195      21,888
   Changes in assets and liabilities:
    Prepaid expenses and other assets                         (964)     (1,385)
    Income taxes                                             2,539       4,780
    Interest receivable                                     (1,062)     (2,797)
    Interest payable                                         2,897       2,377
    Other liabilities                                         (659)        453
    Other                                                       13          (6)
--------------------------------------------------------------------------------
     Net cash provided by operating activities              25,283      22,552
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                      (326,184)    (86,394)
   Investment securities matured or called                 340,210      73,481
   Proceeds from sale of investment securities
      available-for-sale                                     2,335           0
   Net increase in loans                                   (65,111)    (99,509)
   Purchases of land, buildings and equipment               (4,387)     (4,782)
   Proceeds from sale of equipment                              26         128
   Proceeds from sale of other real estate
      and repossessions                                      1,156         979
   Other                                                      (100)       (551)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities             (52,055)   (116,648)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                       6,784     (22,388)
   Net increase in short-term borrowings                     7,793      90,010
   Retirement of convertible capital notes                       0          (1)
   Cash dividends                                           (3,758)     (3,577)
   Purchase of treasury stock                               (1,159)     (2,541)
--------------------------------------------------------------------------------
     Net cash provided by financing activities               9,660      61,503
--------------------------------------------------------------------------------

       Decrease in cash and cash equivalents               (17,112)    (32,593)

Cash and cash equivalents at beginning of period           132,535     155,788
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period               $ 115,423   $ 123,195
---------------------------------------------------------=======================

Supplemental disclosures
   Interest paid                                           $39,133     $40,044
   Income tax paid                                         $ 6,818     $ 2,957

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


2.  Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the six months ended June 30, 2001 and 2000 (in thousands of dollars):

                                                            2001        2000
   -----------------------------------------------------------------------------
   Balance, January 1                                      $28,972     $26,010
   Additions:
     Provision for loan losses                               5,590       5,310
   -----------------------------------------------------------------------------
                                                            34,562      31,320
   Deductions:
     Loans charged off                                       4,524       4,741
     Less recoveries on loans
         previously charged off                              1,529       1,204
   -----------------------------------------------------------------------------
     Net loan losses                                         2,995       3,537
   -----------------------------------------------------------------------------
   Balance, June 30                                        $31,567     $27,783
   --------------------------------------------------------=====================

The following table discloses information about the recorded investment in loans that the Company has classified as impaired (in thousands of dollars):
              (A)               (B)               (C)               (D)
                         Amount in (A) for                   Amount in (A) for
                         Which There Is a      Allowance     Which There Is No
         Total Impaired  Related Allowance  Associated With  Related Allowance
June 30      Loans       for Credit Losses  Amounts in (B)   for Credit Losses
-------  --------------  -----------------  ---------------  -------------------
 2001        $11,586           $8,702            $3,173            $2,884
 2000        $ 2,001           $1,265             $ 444             $ 736

   The average recorded investment in impaired loans for the six months ended June 30, 2001 and 2000, was $11,570 and $1,302, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. Such amount of interest income is not material to the Company's financial statements.


3.  Earnings Per Share Calculations

Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:


                                                              Six Months Ended
                                                                   June 30
--------------------------------------------------------------------------------
                                                               2001       2000
--------------------------------------------------------------------------------
Net income for earnings per share (in thousands of dollars)   $14,765    $11,525
------------------------------------------------------------====================

Weighted average shares for basic earnings per share        2,346,602  2,380,973
Shares issuable upon exercise of stock options                 22,854     29,063
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share      2,369,456  2,410,036
------------------------------------------------------------====================


4.  Segment Reporting

Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in the measurement of profit or loss since the last annual report.
                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
 (in thousands of dollars)                 2001      2000      2001      2000
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                     $19,755   $22,150   $39,365   $43,360
    Commercial banking                    12,792     9,982    25,316    19,681
    Wealth management                      3,856     3,927     7,565     8,031
    Community banking                      1,763     1,675     3,423     3,167

 Intercompany revenues
    Consumer banking                     $   (22)  $   (24)  $   (38)  $  (139)
    Commercial banking                         0         0         0         0
    Wealth management                        126       115       257       229
    Community banking                        198       181       391       445

 Segment profit
    Consumer banking                     $ 4,539   $ 5,900   $ 9,041   $11,309
    Commercial banking                     7,148     5,165    14,517    10,228
    Wealth management                        541       709       957     1,684
    Community banking                        633       633     1,244     1,169
 -------------------------------------------------------------------------------
       Profit from segments               12,861    12,407    25,759    24,390
       Expenses at corporate level not
         allocated to segments              (829)     (838)   (1,637)   (5,108)
 -------------------------------------------------------------------------------
       Consolidated income before
         provision for income tax        $12,032   $11,569   $24,122   $19,282
 ----------------------------------------=======================================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended June 30, 2001 totaled $7,375,000, declining $15,000 from prior quarter levels. Second quarter earnings exceeded comparable prior year amounts by 5.4%. Excluding the reimbursement from an insurance carrier on a litigation matter that was recorded in the second quarter of 2000, the year-over-year increase in quarterly earnings would have been 13.8%. While the Company did record a 10.6% quarterly increase over the prior quarter in its non-interest income, this revenue increase was offset by a number of other factors. Continued easing by the Federal Reserve has resulted in some compression in the Company's interest margin, the provision for loan losses was increased by 9.4%, and salary and employee benefit costs increased 5%.

NET INTEREST INCOME
-------------------
As discussed last quarter, the Company anticipated that it would record compression in its interest spread in the second quarter, as the yields on assets with quarterly repricing terms adjusted downward April 1. This did occur, and as a result, the Company recorded a quarterly decline in its net interest income of $768,000, or 3.1%. While funding costs did decline this quarter, competitive pressures prevented the Company from reducing the cost of its interest-bearing liabilities by an amount sufficient to offset the decrease in its yield on earning assets.

Average interest-earning assets in the second quarter were 4.5% greater than comparable prior year amounts, and increased 3.1% over comparable first quarter amounts. Average loans increased 2.2% over prior quarter amounts and 3.5% over comparable prior year levels. Yields on interest-earning assets declined 76 basis points this quarter, and were 69 basis points less than comparable second quarter, 2000 amounts. Much of the Company's credit card portfolio reprices quarterly, and the 150 basis point easing by the Federal Reserve in the first quarter of 2001 impacted second quarter yields. In addition, the Federal Reserve eased rates by another 125 basis points in the second quarter, impacting the yields on much of the Company's commercial loan portfolio. Finally, as disclosed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company recorded an increase in nonaccrual loans of slightly more than $10 million this quarter. This increase in nonaccrual loans negatively impacted interest income by approximately $225,000.

After declining 23 basis points in the first quarter, funding costs declined another 43 basis points in the second quarter. When viewed on a year-over-year basis, 2001 second quarter funding costs were 40 basis points less than comparable prior year amounts. As noted last quarter, the current low rate environment has resulted in a very competitive environment for funds, with many deposit customers looking to promotional products to take advantage of the slightly higher rates offered on these products. These factors have combined to moderate the reduction in the Company's funding costs. However, the Company continues to record an increase in non-interest bearing deposit balances and the typical seasonal decline in second quarter deposits was less pronounced this year. Average non-interest bearing deposits increased approximately $25 million in the second quarter. As has been noted in previous filings, the Company typically records a seasonal decline in deposit balances in the second quarter of the year after income tax payments are processed in April. Last year, the quarter-over-quarter decline in total deposits was $59,608,000. The comparable amount this year was $39,737,000. As a result, the Company's average second quarter borrowings from the Federal Home Loan Bank of Topeka were less this year than last year. These wholesale funds typically carry a higher rate of interest than traditional deposit products, so the reduced level of FHLB borrowings favorably impacted the Company's funding costs.

The Company believes its principal markets will continue to remain quite competitive. After lowering rates 150 basis points in the first quarter and 125 basis points in the second quarter, the Company does not expect the Federal Reserve to ease as aggressively in the third quarter. However, given the overall perceived weakness in the economy, it is also not anticipated that the Federal Reserve will take action to increase interest rates next quarter. As a result, the Company anticipates compression in its interest margin during the remainder of the year.

PROVISION FOR LOAN LOSSES
-------------------------
The Company recorded a provision for loan losses of $2,920,000 in the second quarter, an increase of $250,000 over prior quarter amounts and an increase of $265,000 over the amount recorded in the second quarter of 2000. Net charge-offs in the second quarter totaled $1,838,000, increasing $681,000 from the comparable first quarter amount. Second quarter net charge-offs also increased $131,000 from comparable prior year amounts. The quarterly increase in charge-offs was attributable to the charge-off of two credits in the retail industry and to a slightly higher level of charge-offs in the Company's consumer lending portfolio.

Nonaccrual and past due loans increased significantly this quarter, totaling $17,280,000. The quarterly increase of $10,384,000 in nonaccrual loans was due principally to the placement of one credit to a manufacturing customer on nonaccrual status. That customer's indebtedness totals approximately $9,500,000 at June 30, 2001. As noted in last quarter's filing, this Company filed for Chapter 11 bankruptcy early in the second quarter. The loan to this Company is principally collateral-dependent, and the Company has specifically allocated a portion of its allowance for loan losses to this credit, sufficient for the net carrying amount of the loan to be equal to the estimated fair value of the collateral. The increase in loans past due 90 days or more of $1,879,000 is due to one customer in the agribusiness industry. While the Company has noted no trends during the quarter that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio, it continues to closely monitor credit quality issues given the general softening in the economy.

The Company's allowance for loan losses at June 30, 2001 was equal to 1.76% of total loans and 183% of loans considered risk elements. Comparable amounts at March 31, 2001 were 1.71% and 608%, respectively. Should further evidence of weakness in the economy become apparent, it is expected the Company's provision for loan losses in the third and fourth quarter would exceed second quarter levels.

Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                               June 30,
                                                         2001           2000
--------------------------------------------------------------------------------
Amount of loans at period-end                         $1,789,973     $1,717,352
------------------------------------------------------==========================

YTD Average loans outstanding                         $1,764,418     $1,667,764
------------------------------------------------------==========================

Beginning balance of allowance for loan losses           $28,972        $26,010

Loans charged off
   Commercial, financial and agricultural                  1,044          1,584
   Real estate-construction                                    0             40
   Real estate-mortgage                                        1              0
   Credit card                                             2,639          2,292
   Installment                                               840            825
--------------------------------------------------------------------------------
Total loans charged off                                    4,524          4,741
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, financial and agricultural                    752            340
   Real estate-mortgage                                        5             19
   Credit card                                               556            602
   Installment                                               216            243
--------------------------------------------------------------------------------
Total recoveries                                           1,529          1,204
--------------------------------------------------------------------------------

Net loans charged off                                      2,995          3,537

Provision charged to expense                               5,590          5,310
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses              $31,567        $27,783
------------------------------------------------------==========================

Net charge-offs/average loans                              0.17%          0.21%
------------------------------------------------------==========================

Allowance for loan losses/loans at period-end              1.76%          1.62%
------------------------------------------------------==========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                    June 30, 2001           December 31, 2000
--------------------------------------------------------------------------------
                                              Percent                   Percent
                                   Amount     of Total      Amount      of Total
--------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                  $  847,998      47.4%    $  737,235       42.6%
Real Estate-Construction            52,410       2.9         70,830        4.1
Real Estate-Mortgage               531,140      29.7        520,103       30.1
Installment, excluding
  credit card                      226,470      12.6        264,159       15.3
Credit card                        131,955       7.4        136,292        7.9
--------------------------------------------------------------------------------
  Subtotal                       1,789,973     100.0%     1,728,619      100.0%
Allowance for loan losses          (31,567)                 (28,972)
--------------------------------------------------------------------------------
  Total                         $1,758,406               $1,699,647
--------------------------------================================================

As noted above, loans considered risk elements increased significantly this quarter, but the majority of that increase was attributable to two credits which have previously been identified and monitored by the Company. Management is not aware of any specific customer issue that would significantly impact the overall credit quality of the loan portfolio in 2001. However, the general status of the economy, particularly in the manufacturing sector is an issue that Management continues to monitor closely. Management believes the allowance for loan losses to be adequate at this time.

                                                       June, 30     December 31,
        (in thousands of dollars)                        2001           2000
--------------------------------------------------------------------------------
        Loan Categories
             Nonaccrual Loans                          $13,728         $3,799
             Past Due 90 days or more                    3,552          2,167
--------------------------------------------------------------------------------
        Total                                          $17,280         $5,966
-------------------------------------------------------=========================

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company considered its liquidity level adequate at June 30, 2001. Loan growth, coupled with the decline in deposits referred to above, resulted in the Company's loan/deposit ratio increasing from 94.6% at March 31, 2001 to 96.8% at June 30, 2001. One of the Company's subsidiaries became a member of the Federal Home Loan Bank of Topeka during the first quarter of 2000. In addition to FHLB borrowing capacity, the Company maintains a variety of funding sources, including core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 73% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 23% of the portfolio. The Company maintains a short weighted average maturity in this portion of its investment portfolio. At June 30, 2001, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 4 months, and the average maturity of municipal securities was 3 years and 1 month.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 2001, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 2000, the Company's total capital to risk-weighted assets ratio was 11.7% and its Tier 1 capital to risk-weighted assets ratio was 10.5%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

OTHER INCOME AND OTHER EXPENSE
------------------------------
Second quarter noninterest income, totaling $14,189,000, increased 10.6% over first quarter amounts. Current quarter noninterest income exceeded the comparable prior year amount by 13.2%. While the Company recorded quarterly increases in all areas of noninterest income , the largest percentage and dollar increase occurred in service charge revenue.

Second quarter service charges on deposit accounts increased 32.8% over comparable prior year amounts, and also increased 24.4% over first quarter amounts. Pricing initiatives undertaken as a result of a consulting project completed in 2000 have resulted in increases in many areas of the Company's service charge revenue. The Company's marketing of certain deposit products has resulted in increased volumes associated with overdraft and insufficient funds activity. Approximately 55% of the increase in second quarter service charge revenue results from these increased volumes. The majority of the remaining quarterly increase in service charges is attributable to increases recorded in service charges in commercial accounts. As commercial accounts continue to grow in number, and the declining interest rate environment results in a lesser earnings credit rate, service charges on commercial accounts increase.

After declining in the first quarter, fiduciary income increased $130,000 or 4.4% in the second quarter. Equity markets generally improved during the second quarter from their low at the end of the first quarter. The Company's assets under management grew 4.3%, or $100 million in the second quarter.

 Second quarter credit card fees increased 7.8% over comparable first quarter amounts and were 6.4% greater than comparable prior year amounts. Merchant activity increased during the second quarter, and increased cash collections from the Company's securitized credit card accounts resulted in a $97,000 increase in this revenue source.

Other service charges, fees and income, increased $128,000 over first quarter amounts and were $325,000 greater than comparable prior year amounts. Customer usage of debit cards and the ATM delivery channel continues to increase. Increased ATM volumes resulted in a $90,000 increase in quarterly revenue in the second quarter, and also increased $115,000 over comparable prior year totals. Mortgage loan originations increased $55,000 in the second quarter, and were $70,000 greater than comparable second quarter 2000 amounts. These increases, along with growth in other loan fee income served to more than offset a decline in sales activity in the Company's broker-dealer subsidiary. Year-to-date, broker-dealer commission revenue is off 34% from prior year levels.

Total noninterest expense in the second quarter increased $396,000 (1.8%) over first quarter amounts and was $618,000 (2.8%) greater than comparable prior year amounts. Excluding the impact of the $850,000 insurance reimbursement received in the second quarter of 2000, second quarter noninterest expense this year would have been $232,000 less than the comparable prior year amount.

When comparing first and second quarter results, many areas of noninterest expense fell in the second quarter. Data processing expense, professional services costs, postage and dispatch, supplies, goodwill amortization and other noninterest expense were all modestly lower in the second quarter. Offsetting declines in these line items were increases in salaries and employee benefits, net occupancy and equipment expense and advertising and promotional activities. The Company has seen its FTE count increase by 1.3% since the beginning of the year, and it also increased its bonus accrual amount in the second quarter based on current profitability levels. Second quarter net occupancy and equipment expense increased $77,000, or 2.4%, over comparable first quarter amounts. There was no individually significant item responsible for this quarter-over-quarter increase. When viewed on a year-over-year basis, the increase in second quarter net occupancy and equipment expense is 14%. The Company invested heavily in the purchase of buildings and equipment in the second half of 2000, resulting in increased depreciation expense and service contract costs in 2001.

The Company renegotiated its contract with its principal data processing provider in the second quarter and also completed certain data processing projects that required programming changes. As a result, the Company anticipates that the reduction in data processing expense recorded in the second quarter should continue through the remainder of the year. Advertising and promotional activity expense increased slightly in the second quarter, as the Company commenced its new advertising campaign. The Company expects that costs associated with this campaign will be incurred ratably throughout the remainder of the year. This approach differs from that taken in 2000, when a significant portion of the Company's advertising costs were incurred in the second quarter of the year.

Professional services expense, while declining $42,000 from first quarter levels, reflects a sizable quarterly year-over-year increase of $713,000. As noted above, 2000 second quarter results for this line item included an $850,000 reimbursement from an insurance company on a litigation matter that had been settled in the first quarter of that year. Absent this reimbursement, professional service costs in the second quarter of this year would have been $137,000 less than comparable 2000 amounts. This reduction is due principally to the consulting project referred to above. That project was completed in 2000. Similar charges have not been incurred in 2001.

Postage and dispatch costs declined in the second quarter, as the Company invested in technology that enabled it to perform internally certain mail sorting activities that had previously been performed by a third party. There was no individually significant component responsible for the $41,000 reduction in second quarter other noninterest expense. 2001 second quarter other noninterest expense was $509,000 less than the comparable prior year amount. This reduction is due to a number of factors, as credit card processing costs, credit investigation expense, telephone expense and net credit card interchange costs all declined in 2001.


NEW ACCOUNTING STANDARDS
------------------------
Statement of Financial Accounting Standards No. 141, "Business Combinations", provides accounting and reporting standards for business combinations initiated after June 30, 2001. The Company does not anticipate that adoption of Statement No. 141 will have a material impact on its operating results or its financial condition.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach. Periodic amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the Company's adoption of the Statement, which will be January 1, 2002. The Company currently records annual goodwill amortization of approximately $2.4 million. The Company anticipates that its income before provision for income taxes in 2002 will be increased by this amount as a result of adopting Statement No. 142.

FORWARD-LOOKING STATEMENTS
--------------------------
This 10-Q contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations, are subject to risk and uncertainties and the Company undertakes no obligation to update any such statement to reflect later developments. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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


INTRUST Financial Corporation




Date:  August 13, 2001                       By: /s/ C.Q. Chandler IV
                                                 ---------------------
                                                 C.Q. Chandler IV
                                                 President
                                                 (Principal Executive Officer)




Date:  August 13, 2001                        By: /s/ Jay L. Smith
                                                 -----------------
                                                 Jay L. Smith
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)