Form 10-Q
period 2001-09-30
INTRUST FINANCIAL CORP /
filed 2001-11-13
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 19, 2001, there were 2,340,326 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                     September 30,  December 31,
Assets                                                    2001         2000
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $   94,613    $  124,670
    Federal funds sold                                     38,215         7,865
--------------------------------------------------------------------------------
        Total cash and cash equivalents                   132,828       132,535
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (fair value, $33,085 for 2001
     and $41,295 for 2000)                                 34,075        40,767
   Available-for-sale, at fair value                      401,585       413,568
--------------------------------------------------------------------------------
        Total investment securities                       435,660       454,335
--------------------------------------------------------------------------------
Loans held-for-sale                                         3,021         2,037
Loans, net of allowance for loan losses of $26,959
  in 2001 and $28,972 in 2000                           1,745,703     1,699,647
Land, buildings and equipment, net                         47,404        46,363
Other assets                                               67,610        83,540
--------------------------------------------------------------------------------
      Total assets                                     $2,432,226    $2,418,457
--------------------------------------------------------========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                            $1,850,902    $1,844,302
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                    284,931       296,277
      Other                                                 7,979         7,497
--------------------------------------------------------------------------------
        Total short-term borrowings                       292,910       303,774
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                33,029        32,915
   Notes payable                                           10,500        10,500
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                   57,500        57,500
--------------------------------------------------------------------------------
          Total liabilities                             2,244,841     2,248,991
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,783,650 shares issued
     in 2001 and 2000                                      13,918        13,918
   Capital surplus                                         21,699        21,699
   Retained earnings                                      190,556       174,663
   Treasury stock, at cost (442,354 shares in 2001
     and 430,242 shares in 2000)                          (42,942)      (41,384)
   Accumulated other comprehensive income, net of tax       4,154           570
--------------------------------------------------------------------------------
          Total stockholders' equity                      187,385       169,466
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,432,226    $2,418,457
-------------------------------------------------------=========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                           2001     2000        2001      2000
--------------------------------------------------------------------------------
Interest income:
  Loans                                  $34,615  $39,229     $110,388  $114,240
  Investment securities                    5,982    6,815       19,534    20,007
  Federal funds sold and other               532      648        1,543     1,901
--------------------------------------------------------------------------------
      Total interest income               41,129   46,692      131,465   136,148
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                14,422   16,696       46,706    47,799
  Federal funds purchased and securities
   sold under agreement to repurchase      2,164    4,171        9,034    12,220
  Subordinated debentures                  1,184    1,184        3,553     3,553
  Other borrowings                           195      821          702     1,721
--------------------------------------------------------------------------------
      Total interest expense              17,965   22,872       59,995    65,293
--------------------------------------------------------------------------------
      Net interest income                 23,164   23,820       71,470    70,855
Provision for loan losses                  3,215    2,655        8,805     7,965
--------------------------------------------------------------------------------
      Net interest income after
       provision for loan losses          19,949   21,165       62,665    62,890
--------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts      4,755    3,511       13,010    10,183
  Fiduciary income                         3,120    3,146        9,216     9,383
  Credit card fees                         2,347    2,763        7,722     7,799
  Other service charges, fees and income   4,005    2,972       11,301     9,349
--------------------------------------------------------------------------------
      Total noninterest income            14,227   12,392       41,249    36,714
--------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits          12,221   11,444       36,189    34,639
  Net occupancy and equipment expense      3,388    3,030        9,967     8,764
  Data processing expense                  1,356    1,483        4,074     4,158
  Advertising and promotional activities     921      986        3,132     3,903
  Professional services                    1,055    1,052        2,597     4,036
  Postage and dispatch                       616      594        2,026     1,886
  Supplies                                   689      651        2,000     1,986
  Goodwill amortization                      594      635        1,798     1,942
  Other                                    2,315    2,252        6,988     7,578
--------------------------------------------------------------------------------
      Total noninterest expenses          23,155   22,127       68,771    68,892
--------------------------------------------------------------------------------
      Income before provision for
       income taxes                       11,021   11,430       35,143    30,712
Provision for income taxes                 4,259    4,470       13,616    12,227
--------------------------------------------------------------------------------
      Net income                           6,762    6,960       21,527    18,485
Other comprehensive income                 2,246    1,189        3,584     1,430
--------------------------------------------------------------------------------
      Comprehensive income               $ 9,008  $ 8,149      $25,111   $19,915
-----------------------------------------=======================================
Per share data:
  Basic earnings per share                 $2.89    $2.94        $9.18     $7.78
-----------------------------------------=======================================
  Diluted earnings per share               $2.86    $2.91        $9.09     $7.69
-----------------------------------------=======================================
  Cash Dividends                           $0.80    $0.75        $2.40     $2.25
-----------------------------------------=======================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                             Nine Months Ended
                                                               September 30
                                                          ----------------------
                                                             2001        2000
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                               $  21,527   $  18,485
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                   8,805       7,965
  Provision for depreciation and amortization                 7,359       6,779
  Amortization of premium and accretion of discount on
    investment securities                                    (2,043)       (886)
  Originations of loans held-for-sale                       (56,710)    (35,800)
  Proceeds from sales of loans held-for-sale                 55,726      33,826
  Changes in assets and liabilities:
    Prepaid expenses and other assets                          (307)        608
   Income taxes                                               6,733       9,200
   Interest receivable                                          757      (3,749)
   Interest payable                                           3,024       5,523
   Other liabilities                                            636         773
   Other                                                         32        (162)
--------------------------------------------------------------------------------
    Net cash provided by operating activities                45,539      42,562
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
  Purchase of investment securities                        (520,374)   (196,909)
  Investment securities matured or called                   544,732     192,325
  Proceeds from sale of investment securities
   available-for-sale                                         2,335           0
  Net increase in loans                                     (55,859)    (38,781)
  Purchases of land, buildings and equipment                 (5,823)     (8,139)
  Proceeds from sale of equipment                                27       1,686
  Proceeds from sale of other real estate
   and repossessions                                          1,357       1,462
  Other                                                        (185)       (526)
--------------------------------------------------------------------------------
    Net cash absorbed by investing activities               (33,790)    (48,882)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
  Net increase (decrease) in deposits                         6,600      (1,829)
  Net increase (decrease) in short-term borrowings          (10,864)      9,898
  Proceeds from notes payable                                     0       3,000
  Retirement of convertible capital notes                         0          (1)
  Cash dividends                                             (5,634)     (5,359)
  Purchase of treasury stock                                 (1,558)     (4,952)
--------------------------------------------------------------------------------
    Net cash provided (absorbed) by financing activities    (11,456)        757
--------------------------------------------------------------------------------

     Increase (decrease) in cash and cash equivalents           293      (5,563)

Cash and cash equivalents at beginning of period            132,535     155,788
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $ 132,828   $ 150,225
----------------------------------------------------------======================

Supplemental disclosures
  Interest paid                                             $56,971    $59,770
  Income tax paid                                           $ 6,883    $ 3,007

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)




1.  Principles of Consolidation and Presentation
------------------------------------------------
The accompanying consolidated condensed financial statements include the accounts of INTRUST Financial Corporation and subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated condensed financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2000 INTRUST
Financial Corporation Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 2000 Form 10-K for additional disclosure.


2.  Allowance for Loan Losses
-----------------------------
The following is a summary of the allowance for loan losses for the nine months ended September 30, 2001 and 2000 (in thousands of dollars):

                                                           2001        2000
   ---------------------------------------------------------------------------
   Balance, January 1                                    $28,972     $26,010
   Additions:
     Provision for loan losses                             8,805       7,965
   ---------------------------------------------------------------------------
                                                          37,777      33,975
   Deductions:
     Loans charged off                                    12,787       7,299
     Less recoveries on loans previously charged off       1,969       1,595
   ---------------------------------------------------------------------------
     Net loan losses                                      10,818       5,704
   ---------------------------------------------------------------------------
   Balance, September 30                                 $26,959     $28,271
   ------------------------------------------------------=====================

The following table discloses information about the recorded investment in loans that the Company has classified as impaired (in thousands of dollars):

                (A)            (B)               (C)                  (D)
                        Amount in (A) for                      Amount in (A) for
                Total   Which There Is a      Allowance        Which There Is No
              Impaired  Related Allowance  Associated With     Related Allowance
September 30    Loans   for Credit Losses   Amounts in (B)     for Credit Losses
------------  --------  -----------------  ---------------     -----------------
    2001      $15,071        $12,362            $2,584               $2,709
    2000      $ 3,422        $ 1,071             $ 409               $2,351

The average recorded investment in impaired loans for the nine months ended September 30, 2001 and 2000, was $19,470 and $3,265, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. Such amount of interest income is not material to the Company's financial statements.


3.  Earnings Per Share Calculations
-----------------------------------
Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                             Nine Months Ended
                                                                September 30
--------------------------------------------------------------------------------
                                                              2001        2000
--------------------------------------------------------------------------------

Net income for earnings per share (in thousands of dollars)   $21,527    $18,485
--------------------------------------------------------------------------------

Weighted average shares for basic earnings per share        2,345,534  2,376,295
Shares issuable upon exercise of stock options                 23,264     27,551
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share      2,368,798  2,403,846
------------------------------------------------------------====================


4.  Segment Reporting
---------------------
Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in the measurement of profit or loss since the last annual report. However, as a result of merging the Company's Oklahoma subsidiary, Will Rogers Bank, into INTRUST Bank, N. A., Oklahoma operations that were previously reported in the community banking segment are now allocated to remaining segments and the corporate nonsegment level. The community banking segment has, therefore, been eliminated. The following segment information has been restated, for all periods presented, to reflect this change.

                                         Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
 (in thousands of dollars)                  2001      2000      2001      2000
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                      $20,245   $22,964   $61,982   $69,450
    Commercial banking                     13,692    10,093    40,224    30,399
    Wealth management                       3,922     3,861    11,487    11,892

 Intercompany revenues
    Consumer banking                      $  (174)  $   (18)  $  (212)  $  (157)
    Commercial banking                          0         0         0         0
    Wealth management                         122       120       379       349

 Segment profit
    Consumer banking                      $ 3,540   $ 6,402   $13,397   $19,407
    Commercial banking                      7,779     5,490    23,228    16,033
    Wealth management                         729       881     1,686     2,566
 -------------------------------------------------------------------------------
       Profit from segments                12,048    12,773    38,311    38,006
       Expenses at corporate level not
         allocated to segments             (1,027)   (1,343)   (3,168)   (7,294)
 -------------------------------------------------------------------------------
       Consolidated income before
         provision for income tax         $11,021   $11,430   $35,143   $30,712
 -----------------------------------------======================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended September 30, 2001 totaled $6,762,000, declining $613,000 and $198,000 from prior quarter and comparable prior year levels. Continued easing by the Federal Reserve has resulted in additional compression in the Company's interest margin, and as was noted in last quarter's filing, the Company did increase its provision for loan losses this quarter over the comparable second quarter amount. Finally, the terrorist attacks of September 11 resulted in a lesser amount of purchase volume in the Company's credit card business, resulting in a decline in credit card fees in the third quarter.

NET INTEREST INCOME
-------------------
Third quarter net interest income was $605,000 less than the comparable second quarter amount, and declined $656,000 from the comparable prior year amount. This reduction is attributable to a modest decline in average interest-earning assets and to continued compression in the Company's interest margin.

As discussed last quarter, the Company anticipated that it would record compression in its interest spread this quarter, as continued easing by the Federal Reserve was expected to put pressure on the interest margin. During the third quarter, the Federal Reserve lowered the targeted Fed Funds rate and Federal Reserve discount rate by another 75 basis points. This follows reductions in the first and second quarters of 150 and 125 basis points, respectively. While the Company's interest-earning assets and interest-bearing liabilities are relatively well-matched, competitive pressures have precluded the Company from reducing the cost of its interest-bearing liabilities by an amount sufficient to offset the decrease in its yield on earning assets. With the Federal Reserve easing rates by another 50 basis points on October 2 and November 6, 2001, and the anticipation of further reductions due to the current economic slowdown, the Company does anticipate further compression in its interest margin.

Average interest-earning assets in the third quarter were 4.7% greater than comparable prior year amounts, but did fall nominally ($15,000,000 or .7%) from second quarter levels. Average loans declined $7,000,000 in the third quarter. The decrease was due to both seasonal factors and continued uncertainty in the economy. Yields on interest-earning assets declined 52 basis points this quarter, and were 141 basis points less than comparable third quarter, 2000 amounts. Through September 30, 2001, the Federal Reserve has eased rates 350 basis points (Subsequent 50 basis point reductions took place on October 2, 2001 and November 6, 2001). These rate cuts have had a significant impact on both the Company's loan and investment security portfolio yields. The 125 basis point easing that took place in the second quarter, resulted in a reduction in the yield of the Company's credit card portfolio this quarter. Much of the Company's credit card portfolio reprices quarterly, and the second quarter actions served to reduce the third-quarter yields on that portion of the loan portfolio. The 75 basis point easing that took place in the third quarter resulted in reduced yields on the Company's commercial loan portfolio, as the majority of that portfolio either reprices immediately or on the first day of the month following the change.

Funding costs continued their decline in the third quarter, falling 46 basis points. When viewed on a year-over-year basis, 2001 third quarter funding costs were 114 basis points less than comparable prior year amounts. As noted in previous quarters, the current low rate environment has resulted in a very competitive environment for funds, with many deposit customers looking to promotional products to take advantage of the slightly higher rates offered on these products. In addition, certain rates are now at 40-year lows. It will be difficult for the Company to lower deposit rates significantly and remain competitive in the event of further easing by the Federal Reserve. Average non-interest bearing deposits were relatively stable and the Company's liquidity increased such that there were no borrowings from the Federal Home Loan Bank this quarter. While these factors serve to moderate the decline in the Company's interest margin, they will in all likelihood, be insufficient to fully offset the competitive pressures that will keep deposit costs from falling in tandem with Federal Reserve actions. As a result, future funding costs are expected to decline, but not to the same degree as yields on earning assets.

The Company believes its principal markets will continue to remain quite competitive. In addition, the Company believes the uncertain economic climate may result in a reduction in loan demand in the short-term. These factors, coupled with expected additional easing by the Federal Reserve, may lead to further compression in the Company's net interest income over the next few quarters.

PROVISION FOR LOAN LOSSES
-------------------------
The Company recorded a provision for loan losses of $3,215,000, an increase of $295,000 over the amount recorded in the second quarter, and an increase of $560,000 over the comparable prior year amount. Third quarter net charge-offs increased $5,985,000 over comparable second quarter amounts and were $5,656,000 greater than the comparable prior year amount.

The increase in net charge-offs is due principally to charge-offs on two credits in the manufacturing sector. As discussed last quarter, the Company placed the $9,500,000 loan of a manufacturing customer on nonaccrual status in the second quarter, after that company filed for Chapter 11 bankruptcy. This is a collateral-dependent credit. As the bankruptcy proceedings have continued and certain collateral has been liquidated, the Company charged-off $3,000,000 during the third quarter. Also during this quarter, the Company received notice that the classification for a national credit in which it participates had been downgraded by regulatory authorities. The Company's recorded investment in this credit totaled $9,000,000. As a result of the regulatory downgrade, the Company recorded a charge-off of $3,000,000 and placed the credit on non-accrual status. Charge-offs in the consumer lending portfolio (both credit card and installment lending) did not vary significantly from prior quarter levels.

Nonaccrual and past due loans increased $4,463,000 this quarter. Much of this increase is due to placing the shared national credit described above on nonaccrual status. This action, when combined with the aforementioned charge-offs recorded this quarter, had a net effect of increasing nonaccrual loans by $3,000,000. In addition, the Company placed a $1,200,000 credit to a fast-food franchisee on non-accrual status this quarter. While the Company has noted no trends during the quarter that would point to particular exposure issues with respect to a given industry or segment of the loan portfolio, it continues to closely monitor credit quality issues given the general weakness in the economy.

The Company's allowance for loan losses at September 30, 2001 was equal to 1.52% of total loans and 124% of loans considered risk elements. Comparable amounts at June 30, 2001 were 1.76% and 183%, respectively. The Company anticipates that its fourth quarter provision for loan losses will be approximately equal to that recorded this quarter.

Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                            September 30,
                                                         2001           2000
--------------------------------------------------------------------------------
Amount of loans at period-end                         $1,772,662     $1,686,349
------------------------------------------------------==========================

YTD Average loans outstanding                         $1,767,929     $1,700,782
------------------------------------------------------==========================

Beginning balance of allowance for loan losses           $28,972        $26,010

Loans charged off
   Commercial, financial and agricultural                  7,740          2,531
   Real estate-construction                                    0             40
   Credit card                                             3,795          3,450
   Installment                                             1,252          1,278
--------------------------------------------------------------------------------
Total loans charged off                                   12,787          7,299
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, financial and agricultural                    825            419
   Real estate-mortgage                                        0             21
   Credit card                                               813            838
   Installment                                               331            317
--------------------------------------------------------------------------------
Total recoveries                                           1,969          1,595
--------------------------------------------------------------------------------

Net loans charged off                                     10,818          5,704

Provision charged to expense                               8,805          7,965
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses              $26,959        $28,271
------------------------------------------------------==========================
Net charge-offs/average loans                              0.61%          0.34%
------------------------------------------------------==========================
Allowance for loan losses/loans at period-end              1.52%          1.68%
------------------------------------------------------==========================


The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                        September 30, 2001    December 31, 2000
--------------------------------------------------------------------------------
                                                    Percent              Percent
                                          Amount   of Total    Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial and Agricultural  $  818,140    46.2%  $  737,235    42.6%
Real Estate-Construction                    54,286     3.1       70,830     4.1
Real Estate-Mortgage                       548,021    30.9      520,103    30.1
Installment, excluding credit card         222,145    12.5      264,159    15.3
Credit card                                130,070     7.3      136,292     7.9
--------------------------------------------------------------------------------
  Subtotal                               1,772,662   100.0%   1,728,619   100.0%
Allowance for loan losses                  (26,959)             (28,972)
--------------------------------------------------------------------------------
  Total                                 $1,745,703           $1,699,647
----------------------------------------========================================

As noted above, loans considered risk elements increased again this quarter, with the majority of that increase attributable to a shared national credit. Management is not aware of any specific customer issue that would significantly impact the overall credit quality of the loan portfolio for the remainder of 2001. However, the general status of the economy, particularly in the manufacturing sector, is an issue that Management continues to monitor closely. Management believes the allowance for loan losses to be adequate at this time.

                                               September, 30       December 31,
 (in thousands of dollars)                          2001               2000
--------------------------------------------------------------------------------
 Loan Categories
   Nonaccrual Loans                               $18,600             $3,799
   Past Due 90 days or more                         3,143              2,167
--------------------------------------------------------------------------------
     Total                                        $21,743             $5,966
-----------------------------------------------=================================

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company considered its liquidity level adequate at September 30, 2001. The Company's loan/deposit ratio declined slightly this quarter, from 96.8% at June 30, 2001 to 95.8% at September 30, 2001. The Company maintains a variety of funding sources. These include borrowing capacity from the Federal Home Loan Bank of Topeka, core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 71% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 24% of the portfolio. The Company maintains a short weighted average maturity in this portion of its investment portfolio. At September 30, 2001, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 9 months, and the average maturity of municipal securities was 2 years and 11 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 2001, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 2001, the Company's total capital to risk-weighted assets ratio was 12.0% and its Tier 1 capital to risk-weighted assets ratio was 10.8%.

In addition to the aforementioned regulatory requirements, the Company's subsidiary bank met all capital ratios required at the individual bank level.


OTHER INCOME AND OTHER EXPENSE
------------------------------
Third quarter noninterest income totaled $14,227,000, increasing only nominally from second quarter amounts. Current quarter noninterest income exceeded the comparable prior year amount by 14.8%. Quarterly increases in service charges and loan fees served to more than offset a decline in credit card fees.

Third quarter service charges on deposit accounts increased 35.4% over comparable prior year amounts, and were 3.9% higher than comparable second quarter amounts. As discussed last quarter, the Company's marketing of certain deposit products has resulted in an increase in overdraft and insufficient funds activity. The increase in third quarter service charge revenue results from these increased volumes. All other significant components of service charge revenue were little-changed from comparable second quarter amounts.

The Company recorded only a nominal change in the assets under management in its wealth management area. At the end of the third quarter, assets under management had increased .48% over the comparable June 30, 2001 amount. As there was little change in the value of managed assets, fiduciary income this quarter was approximately equal to the amount recorded in the second quarter. Fiduciary income increased only $7,000 in the third quarter, and did not differ materially from the comparable 2000 amount.

Credit card fees declined 15.8% this quarter, and were 15.1% less than comparable prior year amounts. These decreases are attributable to a decline in consumer spending, which affects both merchant sales volume and cardholder fee amounts. Consumer spending fell 1.8% in September, its largest decline in 14 years. As a result, merchant sales revenue declined $235,000 in the current quarter, and declining purchase volumes translated into reduced late fees, cash advance fees and overlimit fees.

Other service charges, fees and income increased $293,000 over second quarter amounts and were $1,033,000 greater than comparable prior year amounts. Approximately 20% of the quarterly increase and 11% of the year-over-year increase is attributable to increased debit card and ATM delivery channel usage. Residential real estate loans originated for sale in the secondary market increased modestly in the third quarter. In addition, the Company continues to record increases in loan fee income, as it has implemented pricing initiatives intended to more appropriately align its fees on commercial loans with the costs associated with the origination of those loans.

Total noninterest expense in the second quarter increased $149,000 (.6%) over second quarter amounts and was $1,028,000 (4.6%) greater than comparable prior year amounts.

The only significant changes in quarterly noninterest expense when comparing third quarter and second quarter results occurred in the advertising and promotional activities and professional services line items. Other components of noninterest expense were little changed from prior quarter amounts. The quarterly decline in advertising and promotional activities reflected seasonal factors, as the Company typically reduces its media advertising in the summer months. Professional services expense increased $305,000 in the third quarter. This increase was attributable to the Company's decision in the third quarter to enter into an arrangement with a third party, SunGard Wealth Management
Services, LLC ("SunGard"), whereby wealth management operational support is outsourced to that third party. Charges for that support totaled $280,000 in the quarter, and the Company also incurred legal fees associated with the negotiation of the contract with SunGard. Professional services expense in future quarters will exceed previously recorded amounts because of this outsourcing arrangement. In connection with this outsourcing arrangement, certain employees of one of the Company's subsidiaries became employees of SunGard. This is the principal reason for the quarterly decline in salaries and employee benefits, as these reductions more than offset an increase of approximately $140,000 in the Company's pension expense. This increase in pension cost is due principally to lower than expected investment returns.

The year-over-year increase in quarterly salaries and employee benefits totals $777,000, or 6.8%. One-half of this increase is attributable to increased bonus accrual costs, which have been discussed in previous filings, and to the increase in pension expense referred to above. General wage increases comprise the majority of the remaining increase, as the Company's FTE count at September 30, 2001 was slightly less than the comparable prior year total.

As was disclosed in the second quarter filing, the Company invested heavily in the purchase of buildings and equipment in the second half of 2000, resulting in increased depreciation expense and service contract costs in 2001. Also as noted previously, the Company renegotiated its contract with its principal data processing provider in the second quarter, which has resulted in a reduction in data processing expense this year. There were no other individually significant changes in the components of noninterest expense when comparing current and prior year results.


NEW ACCOUNTING STANDARDS
------------------------
Statement of Financial Accounting Standards No. 141, "Business Combinations", provides accounting and reporting standards for business combinations initiated after June 30, 2001. The Company does not anticipate that adoption of Statement No. 141 will have a material impact on its operating results or its financial condition.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach. Periodic amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the Company's adoption of the Statement, which will be January 1, 2002. The
Statement will require the Company to perform an assessment of whether its recorded goodwill is impaired as of the date of adoption. The Company must identify its reporting units, assign existing goodwill to those units and then arrive at a carrying value for each unit. The fair value of that reporting unit will then need to be determined, and if the carrying value of the reporting unit exceeds the fair value of the unit, an indication of impairment exists, and the Company will be required to perform additional analysis. If the carrying value of the goodwill assigned to the reporting unit exceeds the implied fair value of that goodwill resulting from the Company's subsequent analysis, a transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income. The Company currently records annual goodwill amortization of approximately $2.4 million. The Company anticipates that its income before provision for income taxes in 2002 will be increased by approximately $1.1 million as a result of adopting Statement No. 142.


Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of Statement No. 143 will have a material impact on its operating results or its financial condition.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement is for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that adoption of Statement No. 144 will have a material impact on its operating results or its financial condition.

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


INTRUST Financial Corporation




Date:  November 13, 2001                By: /s/ C.Q. Chandler IV
                                            ---------------------
                                                C.Q. Chandler IV
                                                President
                                                (Principal Executive Officer)




Date:  November 13, 2001                 By: /s/ Jay L. Smith
                                             -----------------
                                                 Jay L. Smith
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)