Form 10-K405
period 2001-12-31
INTRUST FINANCIAL CORP /
filed 2002-03-29
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2001
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______ to ________

       Commission File Number 2-78658

                          INTRUST FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Kansas                                         48-0937376
       -------------------------------               ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification Number)

       105 North Main Street
       Box One
       Wichita, Kansas                                    67202
       ---------------------                          --------------
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

        Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes      No
                                          -----    -----

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

        At January 31, 2002, there were 2,341,945 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of March 6, 2002, the per share price of $128.10 would indicate an aggregate market value of $201,111,107 for shares held by nonaffiliates.

                                     PART I
                                     ------

ITEM 1. BUSINESS.
------  --------

        GENERAL
        -------
        INTRUST Financial Corporation, a Kansas corporation (the "Company"), was organized on June 17, 1971 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The mailing address of the Company is 105 North Main, Box One, Wichita, Kansas 67202.

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

        In August 2001,  the following changes occurred:

        Will Rogers Bank ("WRB") was merged into INTRUST Bank, N.A.

        INTRUST Financial Services, Inc. changed its name to INTRUST Brokerage, Inc.

        A new company, taking the name INRUST Financial Services, Inc., was formed as a wholly-owned subsidiary of INTRUST Bank, N.A.

        INTRUST Wealth Management Services, LLC was formed as a wholly-owned subsidiary of the Company.

        DESCRIPTION OF BUSINESS
        -----------------------
        As of December 31, 2001, the Company's direct wholly-owned banking subsidiary was INTRUST Bank, N.A. (the"Subsidiary Bank"), Wichita, Kansas. The Subsidiary Bank operates 50 banking locations. The Subsidiary Bank is a national banking association organized under the laws of the United States. The Subsidiary Bank provides a broad range of banking services to its customers including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, safe deposit facilities, fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services. At December 31, 2001, the Subsidiary Bank's trust division managed assets with a market value of $2,576,671,000 in various fiduciary capacities.

        The direct and  indirect  non-banking  subsidiaries  of the Company are:
NestEgg Consulting, Inc. ("NCI"), INTRUST Community Development Corporation ("ICDC"), INTRUST Capital Trust ("Trust"), INTRUST Wealth Management Services, LLC ("IWM"), INTRUST Properties, Inc. ("IPI"), INTRUST Brokerage, Inc. ("IBR"), INTRUST Financial Services, Inc. ("IFS"), INTRUST RE Holdings, Inc. ("IHC"), INTRUST REIT, Inc. ("REIT") and INTRUST Investments, Inc. ("III") (collectively, the "Non-Banking Subsidiaries"). NCI, ICDC, Trust and IWM are wholly-owned subsidiaries of the Company; IPI, IBR, IFS, IHC and III are wholly owned subsidiaries of the Subsidiary Bank. REIT is a wholly-owned subsidiary of IHC. NCI is engaged in the business of providing pension plan consulting services. ICDC makes equity and debt investments to promote community welfare. Trust was formed to issue trust preferred securities. IWM holds a minority interest in a trust management services company. IPI owns banking facilities that it leases to the Subsidiary Bank. IBR provides investment brokerage services. IFS is the investment advisor for American Independence Funds Trust, a group of public stock and bond mutual fund investments. IHC is a real estate trust holding company. REIT is a real estate investment trust. III performs portfolio management activities by managing, investing and reinvesting the cash and investment securities contributed to it by the Subsidiary Bank. All of the Non-Banking Subsidiaries are based in Wichita, Kansas except Trust, IHC and REIT. Trust is organized under Delaware law while IHC and REIT have headquarters in Nevada. The Subsidiary Bank and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries."

        On January 21, 1998, Trust, a statutory business trust formed under Delaware law, issued $57,500,000 in cumulative trust preferred securities (the "Trust Preferred Securities"). In addition, Trust issued 71,155 common securities which are owned by the Company. The Trust Preferred Securities are publicly held and listed on the American Stock Exchange, Inc. under the symbol "IKT.PR.A." The Trust Preferred Securities, which, within prescribed limits, qualify as Tier 1 capital for regulatory reporting purposes, have a distribution rate of 8.24%. The only assets of Trust consist of 8.24% subordinated debentures (and payments thereon), due January 31, 2028, issued by the Company to Trust.

        As of December 31, 2001, the Company had 24 full-time employees and one part-time employee. The Subsidiaries collectively had approximately 857 full-time and 287 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

        The Company is managed along three principal business lines: consumer banking, commercial banking and wealth management. These business lines, including their operating results and other key financial measures, are more fully discussed in note 19 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

        The Company and the Subsidiaries do not engage in any other business or any significant foreign operations.

        COMPETITION
        -----------
        The Company offers a wide range of financial services through its Subsidiaries. The Company and its Subsidiaries encounter intense competition in all of their activities. As a lender, the Subsidiary Bank competes not only with other banks but also with savings associations, credit unions, finance companies, factoring companies, insurance companies and other non-banking financial institutions. It competes for funds with other banks, savings associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities. In addition, large regional and national corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Many of such competitors have greater financial resources available for lending and acquisitions, as well as higher lending limits, than the Subsidiary Bank and may provide services which the Company or its Subsidiaries do not offer. In addition, non-banking financial institutions are generally not subject to the same regulatory constraints applicable to banks.

        The Company is predominantly a retail bank committed to serving the financial needs of customers in the local communities where the Subsidiary Bank and its branches are located. The Subsidiary Bank's primary service areas are Sedgwick County (including Wichita) Kansas; northeast Kansas; and Oklahoma City, Moore and Mustang, Oklahoma. The Company believes that the primary source of competition comes from approximately thirty other banks with locations in Sedgwick County, over seventy in northeast Kansas, six in Oklahoma City, and five in Mustang and Moore. However, competition can also come from institutions that do not have offices located in the Subsidiary Bank's service areas. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

        As discussed more fully below, the recently enacted Gramm-Leach-Bliley Act ("Gramm-Leach") allows consolidation within the banking, securities and insurance industries and is predicted to increase competition in all three industries. See "Recent Legislation" below.

        Competition has also increased as a result of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"). This legislation facilitates the interstate expansion and consolidation of banking organizations by permitting: (i) bank holding companies that are adequately capitalized and managed to acquire banks located outside their home state regardless of whether such acquisitions are authorized under the law of the host state; (ii) the interstate merger of banks in all states that did not "opt out" of the merger authority prior to June 1, 1997; (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) foreign banks to establish, with approval of the regulators in the United States, branches and agencies outside their home state to the same extent that national or state banks located in the home state are authorized to do so; and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state.

        Generally, increased competition in the banking industry has the effect of requiring banks to accept lower interest rates on loans and to pay higher interest rates on a larger percentage of deposits.

        SUPERVISION AND REGULATION
        --------------------------
        The Company and the Subsidiary Bank are subject to extensive regulation by federal authorities. Such regulation is generally intended to protect depositors, not stockholders.

        Certain laws and regulations applicable to the Company and the Subsidiary Bank are summarized herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the statute or regulation to which they relate. Applicable laws and regulations, as well as relevant enforcement, fiscal and monetary policies, are subject to change at any time, and such changes may materially affect the operations of the Company or the Subsidiary Bank. The Company cannot predict the nature or extent of the effects of any such changes on its business or earnings.

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

        The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before: (i) acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares of, or all or substantially all of the assets of, any bank; or (ii) merging or consolidating with another bank holding company. In determining whether to approve such a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed transaction, the convenience and needs of the community to be served, the Company's performance under the Community Reinvestment Act and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Act provides that the Federal Reserve Board shall not approve any acquisition, merger or consolidation which would result in a monopoly, or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition, merger or consolidation, the effect of which may be substantially to lessen competition or tend to create a monopoly in any section of the country, or which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the needs of the community to be served.

        The Act also prohibits, with certain exceptions, a bank holding company from engaging in, and from acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares of any company engaged in, a business other than banking, managing and controlling banks, or furnishing services to its affiliated banks. A bank holding company may, however, engage in, and may own shares of, companies engaged in certain businesses that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In making such determination, the Federal Reserve Board weighs the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

        The Company and its Subsidiary Bank are prohibited from tying the provision of certain services (e.g., extensions of credit or the lease or sale of property) to other services offered by the Company or the Subsidiary Bank. The Subsidiary Bank is also subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on extensions of credit to the Company or any of its subsidiaries, investments in the stock or other securities thereof, or the taking of such stocks or securities as collateral for loans and other transactions. These restrictions limit the Company's ability to obtain funds from the Subsidiary Bank. In addition, the amount of loans or extensions of credit that the Subsidiary Bank may make to the Company, or to third parties secured by securities or obligations of the Company, are substantially limited by the Federal Reserve Act and the Federal Deposit Insurance Act. The Federal Reserve Board possesses cease and desist and other administrative sanction powers over bank holding companies if their actions constitute unsafe or unsound practices or violations of law.

        The Federal Deposit Insurance Corporation ("FDIC") may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the insured depositors of, any of such depository institution's affiliated insured banks. This cross-guarantee provision thus enables the FDIC to assess a holding company's healthy insured subsidiaries for the losses of any of the holding company's failed insured subsidiaries. Cross-guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and to obligations to other affiliates. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its Subsidiary Bank and to commit resources to support the Subsidiary Bank in circumstances in which the Company might not otherwise do so. Under the Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the Federal Reserve Board determines that divestiture may aid the depository institution's financial condition.

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

        Subject to certain limited exceptions, Oklahoma law prohibits a bank holding company from acquiring ownership or control of any insured financial institution located in Oklahoma if such acquisition would result in the holding company owning or controlling banks located in Oklahoma with total deposits in excess of 12.25% of the total deposits of insured depository institutions in Oklahoma, as determined by the Oklahoma Bank Commissioner ("OBC"). A bank cannot be acquired by a bank or a bank holding company until such bank has been in existence and continuous operation for a period of five years; this restriction does not prevent a bank or a bank holding company from acquiring a bank whose charter was granted for the purpose of purchasing the assets and liabilities of a bank located in Oklahoma closed by regulators due to insolvency or impairment of capital. Under Oklahoma law an out-of-state bank holding company may acquire an unlimited number of banks and bank holding companies as long as each bank to be acquired has been in existence and continuous operation for more than five years.

        FEDERAL REGULATION OF SUBSIDIARY BANKS
        --------------------------------------
        The Subsidiary Bank is a national bank. National banks are subject to regulation, supervision and examination primarily by the OCC. They are also regulated, in certain respects, by the Federal Reserve Board and the FDIC. Regulation by these agencies is generally designed to protect depositors, not stockholders.

        The authority of the Subsidiary Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Subsidiary Bank, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the Federal Reserve Board for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"), the Subsidiary Bank is subject to restrictions regarding transactions with affiliates ("Covered Transactions"). With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is under common control with the Subsidiary Bank, any persons who own, control or vote more than 25% of any class of stock of the Subsidiary Bank or the Company and any persons who the Federal Reserve Board determines exercise a controlling influence over the management of the Subsidiary Bank or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Subsidiary Bank or the Company and any company sponsored and advised on a contractual basis by the Subsidiary Bank or any subsidiary or affiliate of the Subsidiary Bank. Such transactions between the Subsidiary Bank and its affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict transactions with affiliates in the interest of safety and soundness. Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Subsidiary Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Subsidiary Bank to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Subsidiary Bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Subsidiary Bank generally may not purchase securities issued or underwritten by an affiliate.

        In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. Although the Subsidiary Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether, or the extent to which, it will seek to engage in such activities.

        The rate of interest a bank may charge on certain classes of loans may limited by state law. Federal law imposes restrictions on a national bank's lending activities by regulating the amount of credit a national bank may extend to an individual borrower or group of borrowers acting in concert.

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

        CAPITAL REQUIREMENTS
        --------------------
        The Federal Reserve Board, together with the other federal banking regulatory agencies, has promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with various categories of assets (the "Guidelines"). The Guidelines are applicable to all bank holding companies and federally supervised banking organizations. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100%), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown as follows in comparison with the consolidated ratios of the Company and for the Subsidiary Bank at December 31, 2001. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. The Subsidiary Bank also exceeds the minimum guidelines at the bank level.

                                                      Company          IB
                                     Guidelines        Ratios        Ratios
                                     ----------        ------        ------
        Tier 1 Ratio                    4.0%            10.9%         10.5%
        Total Capital Ratio             8.0%            12.1%         11.7%

        In addition to the Guidelines, the Federal Reserve Board requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 4%. The Company's consolidated leverage ratio at December 31, 2001 was 9.1%. Similar requirements also apply to the Subsidiary Bank. At December 31, 2001, the leverage ratio for the Subsidiary Bank was 8.7%.

        All insured  depository  institutions  are  classified  by their primary federal regulators according to the following "prompt corrective action" categories: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized or (5) critically undercapitalized. "Undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions may be required to take or to refrain from taking certain actions; for example, a recapitalization or divestiture of subsidiaries, additional restrictions on transactions with affiliates, or limits on interest rates on deposits, asset growth or distributions to parent bank holding companies, until such institution becomes adequately capitalized. They are also required to submit a capital restoration plan to the appropriate federal banking agency. A company controlling an undercapitalized institution is required to guarantee a bank subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received FDIC notice that it was "undercapitalized" or the amount of the capital deficiency when the subsidiary institution first failed to comply with its capital restoration plan. As of the last classification, the Subsidiary Bank was categorized as "well capitalized."

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

        RECENT LEGISLATION
        ------------------
        Gramm-Leach, enacted on November 12, 1999, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks; (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers; (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System; (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act; and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

        Bank holding companies are now permitted to engage in a wider variety of financial activities, particularly with respect to insurance and securities activities. In addition, bank holding companies are now in a position to be owned, controlled or acquired by any company engaged in financially related activities.

        Effective March 11, 2000, Gramm-Leach expanded the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the Federal Reserve Board as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a CRA rating of "satisfactory" or better. Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

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

        PRIVACY STANDARDS
        -----------------
        Pursuant to Gramm-Leach, financial institutions are required to establish a policy governing the collection, use and protection of nonpublic information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, together with the Federal Trade Commission and the Securities and Exchange Commission, have published regulations to implement the privacy standards of Gramm-Leach. The Company and its Subsidiaries have adopted and implemented a privacy policy according to the regulations.

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


ITEM 2.   PROPERTIES.
------    ----------

        The Company's principal offices and the Subsidiary Bank's main banking offices are located at 105 North Main Street and 100 North Main Street, Wichita, Kansas. Both offices are located in three office buildings owned by IPI and leased by the Subsidiary Bank. These three buildings, together with the adjacent six-story and two-story garages owned by IPI, occupy approximately one city block in downtown Wichita. The sixth through tenth floors of the building at 105 North Main Street and sixth through ninth floors of the building at 100 North Main are presently subleased by the Subsidiary Bank to others. The Company subleases office space from the Subsidiary Bank on the third and fourth floors of the building at 100 North Main. Employees of the Non-Banking Subsidiaries occupy space within various Subsidiary Bank office locations.

        As of December 31, 2001, the Subsidiary Bank had eight detached branch facilities in Wichita, Kansas, all leased from its subsidiary IPI. IPI owns the facilities and the land at six offices. With respect to the two other detached offices, IPI owns the facilities and leases the land on which such offices are located from unaffiliated parties.

        In  addition,   the  Subsidiary   Bank  had  offices  in  the  following
communities:

        o Two small branch offices leased by the Subsidiary Bank which serve residents and staff members of retirement communities in Wichita, Kansas.

        o Offices leased by the Subsidiary Bank from an unaffiliated party in eleven Dillon supermarkets in Wichita, Kansas.

        o Branches owned by IPI and leased to the Subsidiary Bank in Andover, Augusta, Clay Center, Derby, El Dorado, Emporia,
                Eureka, Gardner, Haysville, Holton, Iola, Lawrence (2), Manhattan, Ottawa, Prairie Village, Topeka and Valley Center, Kansas.

        o Dillon supermarket offices leased by the Subsidiary Bank from an unaffiliated party in Andover, Derby, El Dorado and Shawnee, Kansas.

        o A branch, in Overland Park, Kansas, leased by the Subsidiary Bank from an unaffiliated party.


        Total square footage of all facilities owned and occupied by the Company in Kansas, as of December 31, 2001, was approximately 534,000 square feet.

        The Subsidiary Bank owns its main banking office in Oklahoma, located at 5100 Northwest Tenth, Oklahoma City, Oklahoma. Total square footage of the facility is approximately 23,550 square feet. The Subsidiary Bank leases a branch facility located at 5909 N.W. Expressway, Oklahoma City, Oklahoma, which has approximately 3,200 square feet of office space, and it leases space for a branch in a Wal-Mart store in Moore, Oklahoma. The Subsidiary Bank also owns offices located in Moore and Mustang, Oklahoma with a total square footage of approximately 19,000 square feet.

        The Subsidiary Bank has an office providing fiduciary and trust services in Tulsa, Oklahoma which is leased from an unaffiliated party.

        All facilities owned by the Company and the Subsidiaries are maintained in good operating condition and are adequately insured. The Company considers its properties and those of the Subsidiaries to be adequate for current and planned operations.



ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

        The Company and certain of the subsidiaries of the Company are parties in a variety of legal proceedings, none of which is considered to be material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

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
                                        2001                  2000
--------------------------------------------------------------------------------
                                   High        Low       High       Low
--------------------------------------------------------------------------------
     1st Quarter                   $120       $120       $134      $134
     2nd Quarter                    122        120        135       134
     3rd Quarter                    125        122        135       108
     4th Quarter                    125        124        121       108

        The  quotations  in the above  table  reflect  inter-dealer  quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On January 31, 2002, there were 385 stockholders of record for the 2,341,945 shares of outstanding common stock. Approximately 71% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of twenty-nine other states, with no singular concentrations. In 2001, the Company received cash dividends in the amount of $20,800,000 from the Subsidiary Bank, $500,000 from NCI and $183,000 from Trust. The Company declared and paid cash dividends of $7,507,000, or $3.20 per share, during 2001 and $7,125,000, or $3.00 per share, during 2000. During 2001, dividend declaration dates were January 9, April 10, July 10 and October
9. During 2000, dividend declaration dates were January 11, April 11, July 11, and October 10. The payment of dividends by the Company is primarily dependent upon receipt of cash dividends from the Subsidiary Bank. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 15) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Asset/Liability Management." The priorities for use of cash dividends paid to the Company will be the payment of interest related to the Trust Preferred Securities and the quarterly interest payments and annual principal payments on the variable rate term loan payable to another financial institution. Additional information concerning the Trust Preferred Securities and the term loan may be found in the "Notes to Consolidated Financial Statements" (notes 10 and 11). The Company's Board of Directors will review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data

--------------------------------------------------------------------------------------------------------------
Years Ended December 31,                         2001         2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------------
Operations:
 Interest income                                 $168,210     $183,147     $155,206     $146,883     $132,454
 Interest expense                                  74,192       88,225       71,539       69,325       60,147
--------------------------------------------------------------------------------------------------------------
     Net interest income                           94,018       94,922       83,667       77,558       72,307
 Provision for loan losses                         13,105       10,620       10,940       11,090        8,240
 Credit card valuation write-down                       0            0            0            0        4,645
--------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan losses and write-down                  80,913       84,302       72,727       66,468       59,422
 Other income                                      55,026       48,848       47,159       42,637       41,129
 Other expenses                                    93,578       91,475       83,090       77,381       74,627
--------------------------------------------------------------------------------------------------------------
     Income before income taxes                    42,361       41,675       36,796       31,724       25,924
 Provision for income taxes                        15,842       16,540       14,338       12,190        9,260
--------------------------------------------------------------------------------------------------------------
Net income                                       $ 26,519     $ 25,135     $ 22,458     $ 19,534     $ 16,664
------------------------------------------------==============================================================

Average shares outstanding                      2,344,340    2,370,686    2,045,623    2,147,118    2,193,268
------------------------------------------------==============================================================

--------------------------------------------------------------------------------------------------------------
Per share data assuming no dilution                $11.31       $10.60       $10.98        $9.10        $7.60
------------------------------------------------==============================================================

--------------------------------------------------------------------------------------------------------------
Per share data assuming full dilution              $11.21       $10.50        $9.48        $7.90        $6.74
------------------------------------------------==============================================================

Cash dividends per share                            $3.20        $3.00        $2.40        $2.50        $1.90
------------------------------------------------==============================================================
Balance sheet data at year-end:
 Total assets                                  $2,555,497   $2,418,457   $2,338,453   $2,115,465   $1,923,822
 Total deposits                                 1,969,137    1,844,302    1,818,476    1,647,354    1,552,766
 Long-term notes payable                            5,000       10,500       10,000       12,500       23,000
 Convertible capital notes                              0            0            0       11,078       11,219
 Subordinated debentures                           57,500       57,500       57,500       57,500            0
 Stockholders' equity                             188,746      169,466      153,883      129,611      132,645
 Book value per share                               80.55        72.01        64.33        63.95        61.00
--------------------------------------------------------------------------------------------------------------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

        FINANCIAL OVERVIEW
        ------------------
        The Company recorded an increase in earnings of 5.5% for the year ended December 31, 2001. Net income totaled $26,519,000, increasing $1,384,000 over comparable 2000 amounts. Diluted earnings per share increased 6.8%, from $10.50 in 2000 to $11.21 in 2001.

        The business environment in 2001 was challenging in many ways. Unprecedented easing by the Federal Reserve resulted in a 475 basis point reduction in the Federal Funds rate. The recessionary environment in place for much of 2001 negatively impacted growth rates, and this cautious outlook was only exacerbated by the events of September 11. The general weakness in the economy resulted in an increase in the net charge-offs recorded by the Company, which in turn saw the Company increase its provision for loan losses by almost $2,500,000. Offsetting these factors were continued growth in noninterest income and a slowing in the rate of growth of noninterest expense.

         CRITICAL ACCOUNTING POLICY
         --------------------------
        The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

        An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management's judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that this allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. (See discussion under Asset Quality and Provision for Loan Losses below.)

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

        The credit environment in 2001 was much different than that experienced in 2000 and 1999, and this had an impact on both the provision for loan losses and the allowance for loan losses. During 2000 and 1999, the Company operated in a generally favorable economic environment. Net charge-offs in the Company's loan portfolio were at a low rate, totaling .45% of average loans in both 2000 and 1999. Net charge-offs in the commercial, financial, agricultural and real estate areas were relatively low in both years, totaling $2,457,000 and $2,438,000, respectively. The Company elected to build its allowance for loan losses in both 1999 and 2000. The significant increase in loan volume recorded by the Company in prior years, coupled with concerns about the economy and overall levels of indebtedness, resulted in the Company increasing its allowance.

        There was an appreciable softening of the economy in 2001. The effect of this weakness was felt in both general and specific terms. The Company recorded a provision for loan losses of $13,105,000 in 2001. The 2001 provision increased 23% over the comparable 2000 amount and was 20% greater than the 1999 provision. The provision increase was driven in large part by an increase in charge-offs in 2001and some deterioration in the overall quality of the loan portfolio.
Specifically, charge-offs on two large commercial credits resulted in an $8,521,000 increase in charge-offs. The general deterioration in the economy resulted in an increase in loans considered risk elements, from $5,966,000 in 2000 to $17,951,000 in 2001.

        During 2001, the Company recorded modest increases in net charge-offs in its consumer lending area. Installment loan net charge-offs increased $108,000 while net charge-offs in the Company's credit card portfolio increased $549,000. The increase in installment loan net charge-offs occurred even though the Company continues to reduce its installment loan portfolio. This was not unexpected. As noted in previous filings, the Company reduced its emphasis on indirect automobile lending after reviewing the overall profitability of this component of its consumer banking segment. As the Company reduced this portfolio, it believed that the loans remaining in the indirect portfolio would be of somewhat lesser credit quality and that as the loans outstanding declined, there would not be a proportionate decline in net charge-offs. During the year ended December 31, 2001, credit card month-to-date average outstanding balances increased approximately $13,000,000, but this was due to commencing the amortization of its remaining credit card securitization conduit. During 2001, approximately $17,000,000 of credit card receivables rolled back on the balance sheet. As those receivables came back on the balance sheet, charge-offs that had previously been captured off the balance sheet and recorded as a reduction in fee income were now recorded on the balance sheet (see also discussion in "Off-Balance-Sheet Risk").

        As noted above, the Company recorded a significant increase in the amount of net charge-offs in the commercial lending segment of its loan portfolio. That increase was attributable to charge-offs recognized on two commercial loans. Both of these companies operated in the manufacturing industry, but the products manufactured by these companies were quite dissimilar. One of the credits was a syndicated national credit in which the Company was a participant. The participating banks in this credit are currently engaged in discussions with the customer as to the ultimate restructuring of the credit. The Company's recorded investment in this credit at year-end was equal to the estimated fair market value of the collateral supporting the loan. The other credit was a loan to a customer in one of the Company's principal markets. At year-end, this customer was in the process of completing its pre-packaged bankruptcy filing. Again, the Company's recorded investment in this credit at December 31, 2001 was equal to the estimated market value of the underlying collateral.

        Net charge-offs in the Company's loan portfolio during 2001 were equal to .91% of total loans. This compares unfavorably to the percentages recorded in 2000 and 1999, which was .45% in both years. The two loans discussed in the preceding paragraph were responsible for 98% of the increase in charge-offs in 2001. Loans on which reserves had been specifically identified were charged-off in 2001, resulting in a decline in the allowance from $28,972,000 to $25,904,000. During 2001, a greater percentage of the allowance for loan losses was allocated to the commercial, financial and agricultural portion of the loan portfolio. As the economy softened during 2001, the Company began to identify more credits to which specific reserves should be allocated and increased the specific reserves on previously identified credits. This resulted in 48.5% of the Company's December 31, 2001 allowance for loan losses being allocated to the commercial, financial and agricultural sector. The comparable percentage in 2000 was 33.1%. The decline in the percentage of the allowance allocated to the real estate mortgage component of the loan portfolio is primarily due to the improvement in credit quality of two commercial loans that were collateralized by real estate, while the decline in the allowance for loan losses allocated to the installment lending area reflects the continued decline in outstandings of that portion of the loan portfolio. At December 31, 2001, consumer loans comprised 10.2% of the Company's total loans. The comparable percentages in 2000 and 1999 were 15.3% and 20.4%, respectively.

        The Company ended 2001 with its allowance for loan losses equal to 1.46% of total loans. The comparable percentages in 2000 and 1999 were 1.68% and 1.60%, respectively. At December 31, 2001, the allowance for loan losses was equal to 144% of nonaccrual, past due and restructured loans. The comparable percentages in 2000 and 1999 were 486% and 624%, respectively. Nonaccrual loans have increased almost $13,000,000 over prior year levels. Of this increase, 60% is attributable to the two large commercial loans discussed above. Another 16% is attributable to an agribusiness credit, with the remainder spread among a number of different loans in a number of different industries. As evidenced by the charge-off activities, the economies of the Company's principal markets have slowed. The events of September 11 affected both the commercial and general aviation industry. As aviation plays a very significant role in the Wichita, Kansas economy, a downturn in the market for aircraft has a significant impact on the economy of the Company's largest market. The Company does not anticipate that the aviation industry will rebound appreciably in 2002, and it believes that 2002 will continue to be a challenge with respect to overall portfolio performance.

        Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information. Management is not aware of specific issues that would significantly impact the overall credit quality of the loan portfolio in 2002. At the present time, the Company believes its provisions for loan losses will be comparable to that recorded in 2001. However, loan loss provisions in 2002 could be impacted by changing economic conditions.

        NET INTEREST INCOME
        -------------------
        Just as the Company operated in a much different credit environment in 2001, so too did it operate in a much different interest rate environment. An increasing interest rate environment was present in 2000, just as it was in 1999. In 2001, however, an unprecedented easing by the Federal Reserve took place. Beginning January 3, 2001, the Federal Reserve reduced rates eleven times during the year, cutting rates by 475 basis points. It has been forty years since Federal Funds rates were at the level that they were in December, 2001. The magnitude and speed of interest rate easing negatively impacted the Company's net interest income in 2001. While the Company's average interest-earning assets increased 4.8% in 2001, this increase was not sufficient to offset a 24 basis point decline in the net yield on interest-earning assets. As a result, the Company recorded a $904,000 decline in 2001 net interest income.

        Total interest income declined $14,937,000 or 8.2% from 2000 levels. Increases in earning asset volumes resulted in a $7,507,000 increase in interest income, but the negative effect of reduced rates resulted in a $22,444,000 decrease in interest income in 2001. The rate of growth in average interest-earning assets slowed in 2001, and the composition of earning assets also changed slightly. After increasing 10.2% in 2000, average interest-earning assets increased 4.8% in 2001. Loans also made up a lesser percentage of earning assets in 2001. The 2001 percentage was 77.1%. The comparable 2000 and 1999 percentages were 77.8% and 78.1%, respectively.

        As noted above, the slowdown in the economy affected the Company's growth rate. While average net loans did increase in 2001, the rate of growth was much less than that recorded in prior years. Average net loans increased $64,168,000 in 2001. This follows increases of $147,373,000 and $223,139,000 in
2000 and 1999, respectively. Reducing the overall increase in average net loans for the effect of the amortization of previously securitized credit card receivables would result in a 3.3% increase in average net loans in 2001. Also impacting the Company's loan growth was the previously-discussed decision by the Company to reduce its presence in the indirect automobile lending business. Competition from the captive finance arms of the automobile manufacturers, particularly after September 11, has made it very difficult to earn adequate returns on these type of loans. As a result, the Company has continued to experience a decline in its installment lending portfolio. At December 31, 2001, installment loans amounted to $180,545,000 which is $83,614,000 less than at December 31, 2000.

        Yields on the Company's loan portfolio fell by 107 basis points in 2001. As can by seen in Table 7, Maturities and Sensitivity to Interest Rate Changes, 71% of the Company's non-mortgage commercial loan portfolio is subject to repricing in one year or less. A majority of both the real estate loan portfolio and the credit card portfolio is also subject to repricing within one year. This balance sheet posture resulted in a downward repricing of much of the Company's loan portfolio in 2001 as the Federal Reserve lowered rates during the year. The Company believes that it will continue to operate in a very competitive lending environment in 2002. Nominal loan growth rates are projected for 2002. The Company anticipates that loan yields will continue to decline in 2002.

        Yields on the Company's investment security portfolio declined 46 basis points in 2001. As noted in its prior year filing, the Company anticipated that it would record a decline in its investment portfolio yield in 2001. Much of the Company's investment portfolio is invested in short-term U.S. agency securities. With the interest rate on two-year U.S. treasury securities falling from 5.35% to 3.11%, the Company saw much of its portfolio reprice downward during the year. The weighted-average maturity of the Company's investment portfolio has increased slightly and is now at 2 years, 10.6 months. The comparable maturity in 2000 was 1 year, 10.1 months. With the interest rate environment not expected to increase significantly in 2002, the Company anticipates that its investment portfolio yield will continue to decline in 2002.

        Interest expense fell $14,033,000 in 2001, as the cost of interest-bearing liabilities declined 77 basis points from 2000. Deposit costs declined 42 basis points. The low interest rate environment did result in customers shifting deposits out of relatively lower rate products, such as interest-bearing demand accounts into higher interest-bearing time deposits. This action served to mitigate some of the impact of the falling interest rate environment on interest expense. Total interest-bearing deposit liabilities were little-changed in 2001. The Company did benefit, however, from an increase in demand deposits, as average demand deposits in 2001 increased 16.2% over 2000 levels. Negative equity market returns, coupled with the Company's introduction of a free checking account product were the principal reasons that average deposits increased $43,098,000 in 2001. The Company believes that it operates in a very competitive environment with respect to the pricing of traditional deposit products. The easing by the Federal Reserve in 2001 only served to exacerbate this situation. The Company anticipates that it will not be able to reduce deposit rates in 2002 by an amount sufficient to offset the reduction it expects in its loan and investment portfolio yields.

        The Company's average short-term debt increased from $315,978,000 in 2000 to $340,438,000 in 2001. As has been the case in prior years, the Company continues to have success in the sale of its cash management products. Average securities sold under repurchase agreements increased $25,164,000 in 2001. Average federal funds purchased increased $11,605,000 in 2001, but this increase was accompanied by an increase in average federal funds sold of $32,993,000. Average short-term debt costs declined 258 basis points in 2001. As the cost of short-term debt is tied more directly to changes in the Federal Funds rate, these costs will more closely track Federal Reserve movements.

        Total interest expense on long-term debt declined nominally in 2001. 85.8% of the Company's average long-term debt is comprised of the Company's 8.24% fixed-rate trust preferred securities issued by one of its subsidiaries. The Company reduced its debt outstanding under its long-term credit agreement and also recorded a substantial reduction in the interest rate on that debt due to the substantial decline in short-term interest rates. The Company's long-term debt with another financial institution carries a floating rate of interest tied to the lender's Eurodollar base rate. The cost of this average indebtedness was 8.0% in 2000 and 5.8% in 2001.

        The interest rate environment that existed in 2000 was one in which the Federal Reserve increased interest rates during the first half of the year, and we then saw the yield curve invert and become relatively flat. Total interest income increased $27,941,000 over 1999 levels. Average interest-earning assets increased 10.2%, while yields increased 56 basis points. The Company's growth in average net loans in 2000 was somewhat less than that recorded in 1999. Average net loans increased $147,373,000 in 2000 after increasing $223,139,000 in 1999. As has been discussed in previously filings, the Company reduced its indirect automobile lending volume in 2000 after a careful evaluation of the relative profitability of that product. Loan yields increased 61 basis points in 2000, due to the increasing interest rate environment that existed in the first half of the year. Yields on investment securities also rose in 2000, increasing 36 basis points. The relatively short-term maturity of the investment portfolio meant that a sizeable percentage of investment securities were purchased during the increasing interest rate environment that was present during the second half of 1999 and the first half of 2000. This resulted in an overall increase in portfolio yield.

        Interest expense increased $16,686,000 in 2000. The cost of interest-bearing liabilities increased 19 basis points from 1999 levels. This increase was impacted by operational changes that resulted in a shift of deposits from non-interest bearing demand status to interest-bearing demand status. Absent this change, the cost of savings and interest-bearing demand deposits would have increased 35 basis points in 2000, and the cost of total interest-bearing liabilities would have increased 47 basis points. The Company's average total interest-bearing deposits increased $260,241,000 in 2000, but the reclassification of noninterest-bearing demand deposits was responsible for approximately $120,000,000 of this increase. This net $140,000,000 increase in average deposits is the result of a previously-disclosed branch acquisition in September, 1999. The Company's average short-term debt increased $55,942,000 in 2000 due principally to continued success in the sale of its cash management services. Interest expense on long-term debt declined due to the December, 1999 conversion of the majority of the Company's 9% capital notes. This conversion more than offset the increase in long-term debt interest expense that resulted from a 125 basis point increase in the average cost of that debt in 2000.

        The Company anticipates that it will continue to operate in a low interest rate environment in 2002. The Company expects that it will be difficult to lower deposit costs much more because of both competitive pressures in its principal markets and the fact that deposit rates are at the lowest rates they have been in a number of years. As a result, the Company anticipates that there will continue to be significant pressure on its interest margin. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

        NONINTEREST INCOME
        ------------------
        Total noninterest income increased 12.6% in 2001, totaling $55,026,000. Increased service charge revenue, ATM fees and loan fees more than offset declines in fiduciary income and credit card fees.

        Service charges on deposit accounts increased 30.3% in 2001 to $17,886,000. This increase was due to two principal factors - an increase in service charges on commercial accounts and an increase in overdraft and insufficient funds fee income. The Company continues to successfully market its cash management services and acquire new customers. The low interest rate environment present for much of 2001 resulted in commercial accounts receiving a lesser credit that could be applied against the cost of various cash management services. This resulted in many more commercial customers incurring service charges, as their deposit balances were insufficient to cover the cost of the services they had used. This activity accounted for approximately one-third of the increase in service charge revenue. During 2001, the Company redesigned and simplified its product line and introduced a free checking account. The account, with new overdraft privilege features, has proven to be popular, and has resulted in overdraft and insufficient funds fee income increasing over $2,500,000 in 2001. Other deposit product pricing changes were made that resulted in approximately $200,000 in additional revenue in 2001.

        The equity markets generated negative returns for the second consecutive year. The S&P 500 was down 11.9%, the Dow Jones Industrial Average declined 5.3%, and the NASDAQ was off 20.1%. These negative returns resulted in a 7.7% reduction in assets under management for which the Company has a fiduciary responsibility, thereby lowering fiduciary income. This reduction was offset to some extent by increased debt administration revenue, as the low interest rate environment saw a number of companies and municipalities refinance previously issued debt offerings.

        Credit card fee revenue declined $501,000, or 4.8%, in 2001. After increasing approximately $550,000 in 2000, cash advance, overlimit and late fees fell $472,000 in 2001. The downturn in the economy affected credit card usage, and there was also a pronounced reduction in credit card volumes after September
11. Other service charges, fees and income increased $3,029,000 in 2001. This increase resulted from a number of different factors. First, the Company repriced a number of its loan products to bring its revenues more closely in line with the costs of providing these products and services. This resulted in a $1,640,000 increase in revenue. Second, the low interest rate environment in place during 2001 generated a significant increase in the volume of residential real estate loans that were originated for sale in the secondary market. These fees increased $420,000. ATM and debit card usage continues to increase, and this resulted in a $488,000 increase in transactional fee income. Finally, credit life sales increased $506,000 in 2001.

        Noninterest income in 2000 increased 3.6% over comparable 1999 amounts. A decline in fiduciary income served to offset growth in service charge revenue and credit card fees. Service charges on deposit accounts increased 11.4%, as new commercial customers continued to enroll in the Company's cash management products. Repricing initiatives and an increase in accounts from the branch acquisition in September 1999 resulted in increased overdraft and insufficient funds fee income. After increasing rapidly in 1998 and 1999, fiduciary income declined 5.2% in 2000. Negative returns were generated in the equity markets in 2000, and the Company recorded a 7.3% decline in assets under management. This decline in assets under management translated into a reduction in fee revenue. Cash advance, overlimit and late fees increased approximately $550,000 in 2000. This increase, combined with new merchant fee business, resulted in growth in credit card fee income of 14.5%. Other service charges, fees and income increased nominally over 1999 levels. Both the Company's broker/dealer subsidiary and its employee benefit plan consulting services subsidiary reported increased revenues in 2000. These increases, when combined with a modest increase in ATM fees, served to more than offset the decline in noninterest income resulting from the contractual termination of the Company's securitization of personal loans.

        NONINTEREST EXPENSE
        -------------------
        Noninterest expense increased 2.3%, or $2,103,000 in 2001. Salaries and employee benefits expense increased $1,632,000, or 3.6% in 2001. While the Company continued to open branch facilities and also invested in wealth management staff in Johnson County, Kansas, increases in personnel costs arising from these actions were substantially offset by the outsourcing of wealth management operational support to SunGard Wealth Management Services, LLC ("SunGard"). At December 31, 2001, the Company and its subsidiaries employed 1,025 full-time equivalent employees. The comparable total at December 31, 2000 was 1,035. Salaries and employee benefit costs in 2001 represented 1.92% of average assets. The comparable percentage in 2000 was 1.93%.

        The largest line item increase in noninterest expense occurred in net occupancy and equipment expense. The Company, has over the course of the last two years, purchased land, buildings and equipment totaling $23,206,000. Additional depreciation expense on these fixed assets, combined with increased property taxes on these acquisitions and increased service contract costs are the principal reasons for the $1,943,000 increase in net occupancy and equipment expense.

        The cost of advertising and promotional activities declined $485,000 in 2001. As noted last year, the Company undertook a new promotional campaign in 2000 that involved significant media production costs. While the Company did introduce a new advertising campaign in 2001, the production costs of this campaign were $253,000 less than those of the prior year initiative. In addition, the Company reduced its direct mail expenditures in 2001 and reduced certain expenditures relating to other promotional activities. There was no significant change in data processing expense in 2001.


        Professional services expense declined $1,029,000 in 2001. As has been discussed in previous filings, the Company incurred approximately $2,150,000 in professional services expense in 2000 as a result of undertaking a major consulting initiative and resolving certain outstanding litigation. These costs did not recur in 2001. However, as noted above, the Company, in the third quarter of 2001, outsourced wealth management operational support to SunGard. During 2001, approximately $1,200,000 was paid to SunGard for services provided to the Company.

        There were no other individually significant changes in the other components of noninterest expense.

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

        Occupancy costs increased $1,231,000 in 2000. Of the increase, $650,000 arises from operating branches acquired in 1999 for a full year in 2000. Item processing and postage equipment was acquired in 2000, along with personal computers and servers. In addition, the Company purchased a branch facility and land that had previously been leased. Advertising and promotional activities expense increased $779,000 in 2000. The Company introduced a new promotional campaign which involved significant media production costs. Data processing expense increased 16% in 2000, as the new accounts obtained in the branch acquisition of 1999 resulted in a significant increase in the costs incurred in the Company's core data processing activities. The Company also continued to invest in its Internet offerings. An updated retail Internet site was introduced in 2000, and the Company performed development work on its commercial Internet site. The increase in goodwill amortization in 2000 relates to a full year's amortization of the premium paid on the deposits acquired in 1999. The Company recorded increases in telephone, travel and courier costs in 2000, as these costs were directly related to the Company's expansion into new markets. However, reductions in net interchange expense and losses sustained more than offset these increases and resulted in a decline of $932,000 in other noninterest expense.

        Also included in other noninterest expenses are the Company's payments to a third party for credit card processing.

        Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

        CONCENTRATIONS OF CREDIT RISK
        -----------------------------
        Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita metropolitan area. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. As previously noted, a general slowdown in the economy resulted in a less favorable economic environment being present in the region in 2001. The Company believes that any improvement in the economic climate will not take place until the second half of 2002. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City markets through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas. The Company's entry into new markets in late 1999 also led to some modest additional geographical diversification.

        The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. The Company's loan portfolio is comprised of customers in a number of industries, with the manufacturing, agricultural and food service industries representing important components of the portfolio. As the Company's principal market, Wichita, Kansas, has a significant manufacturing presence in the general aviation industry. The Boeing Company, Cessna Aircraft, Learjet, and Raytheon Aircraft all have significant facilities in Wichita. As noted elsewhere in this analysis, the events of September 11 had a significant effect on the aviation market. During 2001, manufacturing rates slowed and a number of personnel layoffs occurred in the aviation industry. The Company has little direct exposure to the major aviation manufacturers and has quantified and is closely monitoring its exposure to sub-contractors. At this point, the Company believes the most significant impact of the downturn in the aviation markets will be the effect on the general economy in Wichita, and the multiplier effect that comes about when workforce reductions affect a significant number of people.

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

        Consumer credit is comprised of credit card and installment loans. As noted elsewhere, the Company de-emphasized indirect automobile lending in 2000. At December 31, 2001, installment lending had declined 45% from its December 31, 1999 level. The Company does not engage in sub-prime lending. Credit card receivables are represented by Mastercard(R) and VISA(R) customers, and are unsecured. As has been discussed in previous filings, the Company has exited the national market for credit cards. The Company intends to aggressively pursue direct consumer lending opportunities in its trade territory, but it does not intend to embark on a national marketing campaign in the foreseeable future. The volume and risk in all loans is continuously evaluated and reflected in the allowance for loan losses.

        During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).


        OFF-BALANCE-SHEET RISK
        ----------------------
        Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments. However, as disclosed in previous filings, the Company did, in prior years, enter into credit card receivable and automobile loan receivable securitization transactions. These transactions allowed the Company to free up capital for other uses and to more effectively manage its balance sheet. Previous filings have described the credit card securitizations that were concluded in December, 1994 and January, 1995. During 1997, the Company's floating rate credit card securitization was renewed, while the fixed rate transaction commenced its contractual amortization, which concluded in December, 1997. In December, 1997 the Company securitized and sold approximately $45 million of automobile loans. The automobile paper securitization amortized as principal payments on the securitized loans were received. Amortization under this program concluded in 2000. This transaction also carried a floating interest rate. Under the credit card securitization transaction that was in place in 2001, neither the loan receivables sold nor the securities outstanding are defined as financial instruments of the Company, but the Company continues to service the related credit card accounts. The Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, servicing fee income is received by the Company. During 2001, the Company elected to begin the amortization of the remaining credit card securitization. At December 31, 2001, approximately $18.5 million of credit card receivables remained in the securitization conduit. The Company's participation in the remaining credit card conduit ceased in February 2002.

        At December 31, 2001, the aggregate amount of commitments to extend credit outstanding was $591,146,000, excluding credit card lines of $989,743,000. Comparable amounts at December 31, 2000 and 1999 were $568,759,000 and $524,706,000, respectively. At December 31, 2001, the aggregate amount of letters of credit outstanding was $48,778,000, compared to $34,298,000 at December 31, 2000 and $38,938,000 at December 31, 1999.

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

        Management believes the average maturity of the Company's investment security portfolio to be shorter than peer group averages and that maintenance of a portfolio of this duration substantially reduces interest rate risk. At December 31, 2001, the Company's investment security portfolio had a weighted average maturity of 2 years and 10.6 months. At year-end, the fair value of the Company's investment portfolio exceeded its amortized cost by $4,618,000. With the declining rate environment present in 2001, the fair value of investment securities purchased during the year increased in excess of the cost of those securities. The Company maintains a conservative investment strategy and believes the diversification of the portfolio results in very little credit risk existing in the portfolio.

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

        The day-to-day liquidity needs of the Company are primarily met by the management of the federal funds position. Adjustments in the Company's net federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. The Company has contractual maturities of investment securities (excluding mortgage-backed securities), in the next year that have a cost basis of $98,429,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. The Company also has approximately $215,147,000 in investment securities with contractual maturities in excess of one year that are classified as available-for-sale which could provide an additional source of liquidity. Further, normal monthly payments received on loans and mortgage-backed securities provide an additional source of liquidity.

        A major component of the asset/liability management process is the focus on the control of interest rate exposure. To manage this exposure, emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 2001, the Company's interest rate sensitivity based on contractual maturities. The table reflects the actions resulting from an increasing percentage of total loans being comprised of short-term commercial loans. Deposit customers have been more inclined to invest in short-term promotional certificates of deposit, as they look to pick up yield in this low rate environment. These time deposits typically have a seven to ten month term. The table reflects only contractual maturities; it does not consider prepayments that typically occur on automobile loans and mortgage loans. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure. Loans held-for-sale, net of write-downs, are included in net loans in the table.

INTEREST RATE SENSITIVITY
December 31, 2001                                1 to 90      91 to 180      181 to 365      1 to 2       Over
(Dollars in thousands)                            Days           Days           Days         Years       2 Years       Total
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Net loans                                    $1,083,920     $ 151,817         $196,240    $137,666     $179,071     $1,748,714
  Investment securities                            27,346        25,613           52,467     134,926      206,924        447,276
  Federal funds sold                               78,300             0                0           0            0         78,300
--------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets               $1,189,566     $ 177,430         $248,707    $272,592     $385,995     $2,274,290
----------------------------------------------------------------------------------------------------------------------==========

Interest-bearing liabilities:
  Interest-bearing deposits                    $1,077,789     $ 118,861         $203,112    $ 89,235     $100,253     $1,589,250
  Federal funds purchased                         289,991             0                0           0            0        289,991
  Other borrowings                                 14,357             0                0           0       57,500         71,857
--------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities          $1,382,137     $ 118,861         $203,112    $ 89,235     $157,753     $1,951,098
----------------------------------------------------------------------------------------------------------------------==========

Interest rate sensitivity                      $ (192,571)    $  58,569         $ 45,595    $183,357     $228,242
Cumulative interest rate sensitivity           $ (192,571)    $(134,002)        $(88,407)   $ 94,950     $323,192
Cumulative interest rate sensitivity gap as a
   percentage of total assets                     (7.54)%       (5.24)%          (3.46)%       3.72%       12.65%
Cumulative ratio of interest-sensitive assets
   to interest-sensitive liabilities               86.07%        91.07%           94.81%     105.29%      116.56%


        The following information should be read in conjunction with the consolidated statement of cash flows, which appears under Item 8 of this report.

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents increased $105,473,000 for the year ended December 31, 2001. Cash provided by financing activities amounted to $105,784,000 in 2001. This was due principally to the Company recording a net increase in deposits of $124,835,000 in 2001. This is the first year in a number of years that the Company has recorded a significant increase in internally-generated deposits. The uncertainty of the equity markets, combined with the events of September 11, found customers looking for a safe-haven for their funds. In many instances, banks met that requirement. Cash provided by operating activities totaled $53,280,000. Net income provided $26,519,000, while the Company's provision for loan losses and depreciation and amortization contributed another $22,922,000. As has been noted elsewhere, loan growth slowed in 2001. This resulted in investing activities absorbing $53,591,000 of cash in 2001, a decline of $62,675,000 from the comparable 2000 amount.


        For the year ended December 31, 2000, net cash absorbed by investing activities exceeded the cash provided by operating and financing activities. Operating activities provided cash of $56,166,000, resulting primarily from net earnings of $25,135,000 and non-cash provisions for loan losses and depreciation and amortization. Cash outflows from investing activities totaled $116,266,000, declining substantially from 1999 levels. The principal reason for the decline was a reduction in the net increase in loans from $212,872,000 in 1999 to $83,754,000 in 2000. Financing activities provided $36,847,000 in cash in 2000 and $174,183,000 in 1999. The Company recorded modest growth in deposits in 2000, but 1999 results were impacted by the acquisition of deposits in September of that year.

        The Company's ability to pay dividends on its common stock is dependent upon funds provided by dividends from the Subsidiary Bank and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $58,746,000 at December 31, 2001. In January, 1998, the Company concluded a $57,500,000 public offering of trust preferred securities. Terms of the issuance provide that payment of dividends to common stockholders will be prohibited unless the Company has funded the payment of the distributions due the trust preferred securities holders. The payment of dividends by the Subsidiary Bank is restricted only by regulation. At December 31, 2001, approximately $50,597,000 was available from the Subsidiary Bank's retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Bank, combined with cash balances maintained by the parent company at December 31, 2001, provide the parent company with sufficient liquidity to meet its needs.

        CAPITAL ADEQUACY
        ----------------
        Capital  strength is important  to the success of the  Company.  Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. The preferred securities issued in January, 1998 are considered capital for regulatory purposes. At December 31, 2001, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At December 31, 2001, the Company's total capital to risk-weighted assets was 12.1% and its Tier 1 capital to risk-weighted assets ratio was 10.9%. These ratios were 11.5% and 10.2%, respectively in 2000.

        While the Company does not have a formal stock buyback program, it may, from time to time, offer to repurchase stock from stockholders meeting pre-determined criteria as to the size of their holdings, and it will consider repurchasing stock if and when it becomes available.

        Capital ratios of the Subsidiary Bank are as follows:
                                                                     INTRUST
                                                                    Bank, N.A.
                                                                    ----------
        Leverage Ratio                                                 8.7%
        Core Capital/Risk Weighted Assets                             10.5%
        Total Capital/Risk Weighted Assets                            11.7%

        Dividends declared in 2001 were $7,507,000 ($3.20 per share). Dividends of $7,125,000 ($3.00 per share) and $4,833,000 ($2.40 per share) were declared in 2000 and 1999, respectively.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------
        As discussed in the accompanying financial statements, the Company has disclosed estimated fair values for its financial instruments. However, no ready market exists for a significant portion of the Company's financial instruments, and a precise determination of the fair value of these instruments, in the absence of a ready market, cannot be made.

        The estimated fair value (as computed) of the Company's financial assets exceeded the book value of those assets by $25,755,000 in 2001, compared to $18,352,000 in 2000. The year-over-year change is due to a decline in interest rates in 2001, which resulted in both loans originated and investment securities purchased during prior periods increasing in market value.

        The estimated fair value of financial liabilities at December 31, 2001 exceeded book value by $14,618,000, compared to $565,000 at December 31, 2000. The substantial decline in interest rates that occurred in 2001 resulted in an increase in value of the Company's fixed rate 8.24% subordinated debentures. Time deposits purchased earlier in 2001 also increased in value as a result of the declining interest rate environment present throughout 2001.

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


         QUARTERLY SUMMARIZED FINANCIAL INFORMATION (Unaudited)
         ------------------------------------------------------

Dollars in thousands except per share data
                                               -----------------------------------Quarter Ended----------------------------------

                                               -------------------2001----------------   ------------------2000------------------
                                                 12/31      9/30       6/30      3/31      12/31      9/30       6/30      3/31
                                                ------      ----       ----      ----      -----      ----       ----      ----
Interest income                                $36,745    $41,129   $43,984    $46,352   $46,999    $46,692   $45,999    $43,457
Interest expense                                14,197     17,965    20,215     21,815    22,932     22,872    21,917     20,504
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                             22,548     23,164    23,769     24,537    24,067     23,820    24,082     22,953

Provision for loan losses                        4,300      3,215     2,920      2,670     2,655      2,655     2,655      2,655
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan    18,248     19,949    20,849     21,867    21,412     21,165    21,427     20,298
losses
Noninterest income                              13,777     14,227    14,189     12,833    12,134     12,392    12,530     11,792
Noninterest expense                             24,807     23,155    23,006     22,610    22,583     22,127    22,388     24,377
---------------------------------------------------------------------------------------------------------------------------------
Income before provision for  income taxes        7,218     11,021    12,032     12,090    10,963     11,430    11,569      7,713
Provision for income taxes                       2,226      4,259     4,657      4,700     4,313      4,470     4,574      3,183
---------------------------------------------------------------------------------------------------------------------------------
Net income                                     $ 4,992    $ 6,762   $ 7,375    $ 7,390   $ 6,650    $ 6,960   $ 6,995    $ 4,530
-----------------------------------------------==================================================================================

Basic earnings per share                         $2.13      $2.89     $3.15      $3.15     $2.82      $2.94     $2.94      $1.90
Diluted earnings per share                       $2.11      $2.86     $3.11      $3.12     $2.81      $2.91     $2.90      $1.88


         NEW ACCOUNTING STANDARDS
         ------------------------
        Statement of Financial Accounting Standards No. 141, "Business Combinations," provides accounting and reporting standards for business combinations initiated after June 30, 2001. The Company does not anticipate that adoption of Statement No. 141 will have a material impact on its operating results or its financial condition.

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill from an amortization method to an impairment-only approach. Periodic amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the Company's adoption of the Statement on January 1, 2002. The Statement requires the Company to perform an assessment of whether its recorded goodwill is impaired as of the date of adoption. The Company must identify its reporting units, assign existing goodwill to those units and then arrive at a carrying value for each unit. The fair value of that reporting unit will then need to be determined, and if the carrying value of the reporting unit exceeds the fair value of the unit, an indication of impairment exists, and the Company will be required to perform additional analysis. If the carrying value of the goodwill assigned to the reporting unit exceeds the implied fair value of that goodwill resulting from the Company's subsequent analysis, a transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income. The Company currently records annual goodwill amortization of approximately $2.4 million. The Company anticipates that its income before provision for income taxes in 2002 will be increased by approximately $1.3 million as a result of adopting Statement No. 142.

        Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of Statement No. 143 will have a material impact on its operating results or its financial condition.

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement is for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that adoption of Statement No. 144 will have a material impact on its operating results or its financial condition.

CONSOLIDATED STATISTICAL INFORMATION

The following tables, charts and comments present selected financial information relating to the Company in compliance with the statistical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations.

-----------------------------------------------------------------------------------------------------------------------
Average Balance Sheet                                                                                       (Table 1)
-----------------------------------------------------------------------------------------------------------------------
The daily average amounts by condensed categories for the past three years is presented below (Dollars in thousands):


Year Ended December 31                               2001                      2000                      1999
-----------------------------------------------------------------------------------------------------------------------
                                              Average    Percent        Average    Percent        Average    Percent
                                              Balance    of Total       Balance    Of Total       Balance    of Total
-----------------------------------------------------------------------------------------------------------------------
Assets:
Cash and Due from Banks                     $   98,616       4.0%     $  100,650       4.2%     $  107,330       4.9%
Taxable Investment Securities                  433,755      17.5         427,654      18.0         370,931      17.0
Nontaxable Investment Securities                10,464       0.4          10,579       0.5          12,954       0.6
Federal Funds Sold                              73,894       3.0          40,901       1.7          43,943       2.0
Loans (net of allowance for loan losses)     1,740,319      70.3       1,676,151      70.4       1,528,778      70.3
Building and Equipment                          47,603       1.9          40,927       1.7          32,486       1.5
Other                                           71,132       2.9          83,678       3.5          79,710       3.7
-----------------------------------------------------------------------------------------------------------------------

Total                                       $2,475,783     100.0%     $2,380,540     100.0%     $2,176,132     100.0%
--------------------------------------------===========================================================================

Liabilities and Stockholders' Equity:
Demand Deposits                             $  237,944       9.6%     $  204,778       8.6%     $  324,777      14.9%
Savings and Interest-Bearing
  Demand Deposits                              842,876      34.0         873,650      36.7         723,303      33.2
Time Deposits                                  775,329      31.3         734,623      30.8         624,729      28.7
Short-Term Debt                                340,438      13.8         315,978      13.3         260,036      11.9
Long-Term Debt                                  67,025       2.7          68,085       2.9          79,889       3.7
Other Liabilities                               31,848       1.3          24,171       1.0          26,378       1.2
Stockholders' Equity                           180,323       7.3         159,255       6.7         137,020       6.4
-----------------------------------------------------------------------------------------------------------------------

Total                                       $2,475,783     100.0%     $2,380,540     100.0%     $2,176,132     100.0%
--------------------------------------------===========================================================================

----------------------------------------------------------------------------------------------------------------------------------
Net Interest-Earnings Analysis                                                                                         (Table 2)
----------------------------------------------------------------------------------------------------------------------------------
The following table presents an analysis of the average yields on earning assets, average rates paid on interest bearing liabilities, and the net interest differential for each of the past three years. Loans on nonaccrual basis and overdrafts are included in the average loan amounts.

The Net Yield on Interest-Earning Assets is net interest income divided by average interest-earning assets.

Year Ended December 31                      2001                              2000                              1999
----------------------------------------------------------------------------------------------------------------------------------

                               Average      Total     Yield      Average      Total     Yield      Average      Total     Yield
(Dollars in thousands)         Balance      Income   or Rate     Balance      Income   or Rate     Balance      Income   or Rate
----------------------------------------------------------------------------------------------------------------------------------
Taxable Investment
  Securities                  $  433,755   $ 24,542     5.66%   $  427,654   $ 26,154     6.12%   $  370,931   $ 21,153     5.70%
Nontaxable Investment
  Securities*                     10,464        515     7.89        10,579        551     8.41        12,954        712     8.81
----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities*     444,219     25,057     5.71       438,233     26,705     6.17       383,885     21,865     5.81

Federal Funds Sold                73,894      2,073     2.81        40,901      2,650     6.48        43,943      2,259     5.14

Net Loans                      1,740,319    141,080     8.11     1,676,151    153,792     9.18     1,528,778    131,082     8.57
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets*                     $2,258,432   $168,210     7.46%   $2,155,285   $183,147     8.51%   $1,956,606   $155,206     7.95%
------------------------------====================================================================================================

* Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                    2001                              2000                              1999
----------------------------------------------------------------------------------------------------------------------------------

                               Average      Total     Yield      Average      Total     Yield      Average      Total     Yield
(Dollars in thousands)         Balance     Expense   or Rate     Balance     Expense   or Rate     Balance     Expense   or Rate
----------------------------------------------------------------------------------------------------------------------------------

Savings and Interest-
   Bearing Demand Deposits    $  842,876    $17,367     2.06%   $  873,650    $22,970     2.63%   $  723,303    $19,542     2.70%
   Time Deposits                 775,329     41,216     5.32       734,623     41,934     5.71       624,729     34,015     5.44
----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                 1,618,205     58,583     3.62     1,608,273     64,904     4.04     1,348,032     53,557     3.97

Short-Term Debt                  340,438     10,319     3.03       315,978     17,739     5.61       260,036     11,506     4.42
Long-Term Debt                    67,025      5,290     7.89        68,085      5,582     8.20        79,889      6,476     8.11
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
   Liabilities                $2,025,668    $74,192     3.66%   $1,992,336    $88,225     4.43%   $1,687,957    $71,539     4.24%
------------------------------====================================================================================================
Net Differential              $  232,764    $94,018             $  162,949    $94,922             $  268,649    $83,667
------------------------------=====================-------------=====================-------------=====================-----------
Net Yield on Interest-
   Earning Assets                                       4.16%                             4.40%                             4.28%
--------------------------------------------------------=====-----------------------------=====-----------------------------=====-

-----------------------------------------------------------------------------------------------------------------------
Change in Interest Income and Interest Expense                                                              (Table 3)
-----------------------------------------------------------------------------------------------------------------------
Further insight into year-to-year changes in net interest income may be gained by segregating the rate and volume components of the increases in interest income and expense associated with earning assets and interest-bearing liabilities.

The following table presents this rate/volume analysis comparing changes in net interest income from 2001 to 2000 and from 2000 to 1999.

Net interest income decreased in 2001 as a result of negative rate variances exceeding positive volume variances.
The increase in 2001 due to volume changes is primarily because of an increase in net loans. Decreases in yields on earning assets, especially net loans, produced the negative rate variance even though rates paid on interest-bearing liabilities also decreased. Average interest-earning assets grew to a greater extent than interest-bearing liabilities, resulting in an increase in net interest income due to volume changes.

                                                    2001 vs. 2000                              2000 vs. 1999
-----------------------------------------------------------------------------------------------------------------------
                                                   Due to Changes in                         Due  to  Changes in
                                                   --------------------------                --------------------------
                                       Increase                                   Increase
(Dollars in thousands)                (Decrease)      Volume       Rates         (Decrease)     Volume       Rates
-----------------------------------------------------------------------------------------------------------------------
Taxable Investment Securities         $ (1,612)       $  369     $ (1,981)        $ 5,001      $ 3,394      $ 1,607

Nontaxable Investment Securities           (36)           (6)         (30)           (161)        (125)         (36)
-----------------------------------------------------------------------------------------------------------------------
Total Investment Securities             (1,648)          363       (2,011)          4,840        3,269        1,571

Federal Funds Sold                        (577)        1,426       (2,003)            391         (165)         556

Net Loans                              (12,712)        5,718      (18,430)         22,710       13,149        9,561
-----------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets          (14,937)        7,507      (22,444)         27,941       16,253       11,688
-----------------------------------------------------------------------------------------------------------------------

Savings and Interest-Bearing
   Demand Deposits                      (5,603)         (785)      (4,818)          3,428        3,965         (537)

   Time Deposits                          (718)        2,253       (2,971)          7,919        6,211        1,708
-----------------------------------------------------------------------------------------------------------------------
Total Deposits                          (6,321)        1,468       (7,789)         11,347       10,176        1,171

Short-Term Debt                         (7,420)        1,282       (8,702)          6,233        2,771        3,462

Long-Term Debt                            (292)          (86)        (206)           (894)        (967)          73
-----------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities     (14,033)        2,664      (16,697)         16,686       11,980        4,706
-----------------------------------------------------------------------------------------------------------------------

Net Interest Income                   $   (904)       $4,843     $ (5,747)        $11,255      $ 4,273      $ 6,982
--------------------------------------=================================================================================

--------------------------------------------------------------------------------
Investment Portfolio                                                 (Table 4)
--------------------------------------------------------------------------------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):

                                                  2001       2000       1999
--------------------------------------------------------------------------------
U.S. Treasury Securities                        $ 10,192   $ 30,618   $ 37,628
U.S. Agency Securities                           419,133    402,172    374,859
State, County and Municipal Securities             9,720     11,373     11,443
Other Securities                                   8,231     10,172      3,422
--------------------------------------------------------------------------------
Total                                           $447,276   $454,335   $427,352
------------------------------------------------================================

Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.


---------------------------------------------------------------------------------------------------------------------------------
Maturities and Yield Analysis                                                                                         (Table 5)
---------------------------------------------------------------------------------------------------------------------------------
The distribution of maturities and weighted average yields of investment securities (other than equity securities)
at December 31, 2001 is as follows (Dollars in thousands):
                          Total            Within 1 Year         1-5 Years          5-10 Years       After 10 Years
                    -------------------------------------------------------------------------------------------------   Average
                      Amount    Yield     Amount    Yield     Amount   Yield     Amount    Yield     Amount    Yield   Maturity
---------------------------------------------------------------------------------------------------------------------------------

U.S.Treasury         $ 10,192    6.5%    $ 10,192    6.5%    $      0   0.0%     $     0    0.0%     $     0    0.0%   1.5 mos.

                                                                                                                       2 years,
U.S. Agency           419,133    5.1       91,140    6.4      249,632   4.6       26,941    4.9       51,420    5.9   11.4 mos.

State, County and                                                                                                      2 years,
   Municipal *          9,720    7.4        4,094    7.1        4,164   7.3        1,017    8.7          445    9.3    9.5 mos.

Other Securities        8,231    6.1            0    0.0            0   0.0            0    0.0        8,231    6.1      N/A
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       2 years,
Total                $447,276    5.2%    $105,426    6.4%    $253,796   4.6%     $27,958    5.0%     $60,096    5.9%  10.6 mos.
---------------------============================================================================================================

        *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

------------------------------------------------------------------------------------------------------------------------------------
Loan Portfolio                                                                                                           (Table 6)
------------------------------------------------------------------------------------------------------------------------------------
A breakdown of outstanding loans, by type, at year-end for the past five years is as follows (Dollars in thousands):
------------------------------------------------------------------------------------------------------------------------------------

                                    2001                 2000                 1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
                                       Percent              Percent              Percent              Percent              Percent
                              Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural        $  851,191    48.1%  $  737,235    42.6%  $  775,027    47.8%  $  707,326    50.0%  $  623,707    49.4%
Real Estate-Construction       55,060     3.1       70,830     4.1       63,112     3.9       38,137     2.7       29,179     2.3
Real Estate-Mortgage          534,662    30.2      520,103    30.1      326,174    20.1      250,282    17.7      230,133    18.2
Installment, excluding
   credit card                180,545    10.2      264,159    15.3      330,732    20.4      299,884    21.2      259,074    20.5
Credit card                   148,284     8.4      136,292     7.9      127,159     7.8      119,149     8.4      120,366     9.6
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                 1,769,742   100.0%   1,728,619   100.0%   1,622,204   100.0%   1,414,778   100.0%   1,262,459   100.0%
Allowance for loan losses     (25,904)             (28,972)             (26,010)             (21,703)             (17,932)
------------------------------------------------------------------------------------------------------------------------------------
   Net Loans               $1,743,838           $1,699,647           $1,596,194           $1,393,075           $1,244,527
---------------------------=========================================================================================================

---------------------------------------------------------------------------------------------------------------------
Maturities and Sensitivity to Interest Rate Changes                                                       (Table 7)
---------------------------------------------------------------------------------------------------------------------
The maturity distribution of loans outstanding at December 31, 2001 (excluding Real Estate, Mortgage, and Installment)
by type and sensitivity to interest rate changes is as follows (Dollars in thousands):

                                         Due                                               Loans Due After One Year
-----------------------------------------------------------------    ------------------------------------------------
                        One Year     After 1 Year      After                                 Within        After
                         or Less     thru 5 Years     5 Years                                5 Years      5 Years
-----------------------------------------------------------------    ------------------------------------------------
Commercial, Financial
   and Agricultural     $594,645       $226,204       $30,342        Fixed Rates            $ 92,873      $ 4,452
Real Estate-                                                         Floating or
   Construction           46,188          8,356           516          Adjustable Rate       141,687       26,406
-----------------------------------------------------------------    ------------------------------------------------
Total                   $640,833       $234,560       $30,858        Total                  $234,560      $30,858
------------------------=========================================    -----------------------=========================

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


                                      2001     2000     1999     1998     1997
--------------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans               $16,747   $3,799   $3,063   $5,027   $4,618
     Past Due Loans                   1,204    2,167    1,105    1,090    2,120
     Restructured Loans                   0        0        0        0        0
--------------------------------------------------------------------------------
Total                               $17,951   $5,966   $4,168   $6,117   $6,738
------------------------------------============================================

Gross interest income that would have been recorded in 2001 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $1,793,000. The amount of interest on those loans that was actually included in income for the period was $353,000.

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

                                                    2001         2000         1999         1998         1997
---------------------------------------------------------------------------------------------------------------
Amount of loans at year-end                     $1,769,742   $1,728,619   $1,622,204   $1,414,778   $1,262,459
------------------------------------------------===============================================================
Average loans outstanding                       $1,769,962   $1,703,546   $1,552,242   $1,325,903   $1,246,145
------------------------------------------------===============================================================

Beginning balance of allowance for loan losses     $28,972      $26,010      $21,703      $17,932      $15,536

Allowance related to assets acquired                     0            0          310            0            0

Loans charged-off:
   Commercial, Financial and Agricultural           11,383        3,555        3,079        2,317        1,613
   Real Estate-Construction                              0           40            0            0            0
   Real Estate-Mortgage                                  0            0           14           34           61
   Installment                                       2,085        1,922        1,736        1,916        1,972
   Credit Cards                                      5,301        4,731        4,354        4,913        4,136
---------------------------------------------------------------------------------------------------------------
Total loans charged off                             18,769       10,248        9,183        9,180        7,782
---------------------------------------------------------------------------------------------------------------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural            1,068        1,116          633          528          973
   Real Estate-Construction                              0            0            0            0            0
   Real Estate-Mortgage                                  0           22           22           14           29
   Installment                                         462          407          504          379          294
   Credit Cards                                      1,066        1,045        1,081          940          642
---------------------------------------------------------------------------------------------------------------
Total recoveries                                     2,596        2,590        2,240        1,861        1,938
---------------------------------------------------------------------------------------------------------------

Net loans charged off                               16,173        7,658        6,943        7,319        5,844

Provision charged to expense                        13,105       10,620       10,940       11,090        8,240

---------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses        $25,904      $28,972      $26,010      $21,703      $17,932
---------------------------------------------------============================================================

Net charge-offs/average loans                        0.91%        0.45%        0.45%        0.55%        0.47%
---------------------------------------------------============================================================

Allowance for loan losses/loans at year-end          1.46%        1.68%        1.60%        1.53%        1.42%
---------------------------------------------------============================================================

A breakdown of the allowance for loan losses, at the end of the past five years, is presented below (Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:        2001      2000      1999      1998      1997
---------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural    $12,566   $ 9,602   $10,355   $ 9,241   $ 7,590
   Real Estate-Construction                      249       391       381       266       179
   Real Estate-Mortgage                        4,429     8,467     4,376     2,272     2,380
   Installment                                 2,464     3,789     3,739     3,202     2,469
   Credit Cards                                6,196     6,723     7,159     6,722     5,314
---------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses  $25,904   $28,972   $26,010   $21,703   $17,932
---------------------------------------------================================================

---------------------------------------------------------------------------------------------
Percent of loans in each category to total loans    2001     2000     1999     1998     1997
---------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural           48.1%    42.6%    47.8%    50.0%    49.4%
   Real Estate-Construction                          3.1      4.1      3.9      2.7      2.3
   Real Estate-Mortgage                             30.2     30.1     20.1     17.7     18.2
   Installment                                      10.2     15.3     20.4     21.2     20.5
   Credit Cards                                      8.4      7.9      7.8      8.4      9.6
---------------------------------------------------------------------------------------------
Total                                              100.0%   100.0%   100.0%   100.0%   100.0%
---------------------------------------------------==========================================

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $25,904,000 adequate to cover losses inherent in loans outstanding at December 31, 2001. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review the entire loan portfolio to identify and manage loans believed to possess unusually high degrees of risk. A portion of this review involves the Board of Directors on a regular basis. Also taken into consideration are classification judgments of bank regulators.


------------------------------------------------------------------------------------------------------------
Deposits                                                                                        (Table 10)
------------------------------------------------------------------------------------------------------------
A breakdown of average deposits by type for the past three years is as follows (Dollars in thousands):

     Year Ended December 31            2001                       2000                        1999
------------------------------------------------------------------------------------------------------------
                                 Average    Average       Average       Average      Average       Average
                                 Balance   Rate Paid      Balance      Rate Paid     Balance      Rate Paid
------------------------------------------------------------------------------------------------------------
     Demand Deposits           $  237,944      -        $  204,778         -       $  324,777         -
     Interest-Bearing Demand      703,694    2.72%         751,912       3.45%        642,237       2.99%
     Savings Deposits             139,182    1.64          121,738       1.99          81,066       2.09
     Time Deposits                775,329    5.32          734,623       5.71         624,729       5.44
------------------------------------------------------------------------------------------------------------
          Total                $1,856,149               $1,813,051                 $1,672,809
-------------------------------==========---------------==========-----------------==========---------------

--------------------------------------------------------------------------------
Time Deposits                                                       (Table 11)
--------------------------------------------------------------------------------
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

At December 31                                                           2001
--------------------------------------------------------------------------------
Time deposits in amounts of $100,000 or more maturing in:
     3 months or less                                                  $101,089
     Over 3 months through 6 months                                      34,057
     Over 6 months through 12 months                                     62,378
     Over 12 months                                                      37,739
--------------------------------------------------------------------------------
Total                                                                  $235,263
-----------------------------------------------------------------------=========


--------------------------------------------------------------------------------
Return on Equity and Assets                                         (Table 12)
--------------------------------------------------------------------------------
The following table presents a three year history of certain operating ratios:

Year Ended December 31                                     2001    2000    1999
--------------------------------------------------------------------------------
     Return on Average Assets                              1.07    1.06    1.03
     Return on Average Equity                             14.71   15.78   16.39
     Dividend Payout Ratio                                28.31   28.34   21.74
     Average Equity to Average Assets Ratio                7.28    6.69    6.30


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

Year Ended December 31
                                                 2001         2000        1999
--------------------------------------------------------------------------------
Federal Funds Purchased:
     Ending Balance                             $32,545      $45,775     $38,760
     Ending Balance Rate                          1.43%        6.14%       5.01%
     Largest Month-End Balance                  $82,300     $135,900    $117,160
     Average Balance                            $55,511      $43,906     $57,162
     Average Interest Rate                        2.97%        6.02%       4.81%

Securities Sold Under Repurchase Agreements
     Ending Balance                           $257,446     $250,502    $231,556
     Ending Balance Rate                          1.05%        5.70%       4.45%
     Largest Month-End Balance                 $295,362     $267,937    $231,556
     Average Balance                           $278,197     $253,033    $191,097
     Average Interest Rate                        3.03%        5.48%       4.22%

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

ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------    -----------------------------------------------------------

The Company has no material exposure to foreign currency exchange rate risk, commodity price risk or other relevant market risks. Exposure to interest rate risk is monitored by the Company on a regular basis by simulating the impact on the interest margin of various interest rate movements. The simulation analysis performed by the Company indicates that approximately 8.3% of the Company's interest margin is at risk to interest rate movement at December 31, 2001. The comparable percentage in 2000 was less than 3.0%. The Company's models assume an up to 200 basis point movement in interest rates (both upward and downward), and quantify the effect of this rate movement on the interest margin. The increase in the differential in 2001 is due to the low interest rate environment that is currently in place. Certain deposit rates cannot decline 200 basis points and remain above 0%. As a result, the mathematical compression in the interest margin is greater than what could reasonably be expected. Further information concerning this item may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------


INTRUST FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
December 31, 2001 and 2000

--------------------------------------------------------------------------------
Dollars in thousands except per share data                   2001         2000
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents:
   Cash and due from banks                              $  159,708   $  124,670
   Federal funds sold                                       78,300        7,865
--------------------------------------------------------------------------------
      Total cash and cash equivalents                      238,008      132,535
--------------------------------------------------------------------------------
 Investment securities:
   Held-to-maturity, at amortized cost (fair value,
     $30,106 for 2001 and $41,295 for 2000)                 29,538       40,767
   Available-for-sale, at fair value                       417,738      413,568
--------------------------------------------------------------------------------
      Total investment securities                          447,276      454,335
--------------------------------------------------------------------------------
 Loans held-for-sale                                         4,876        2,037
 Loans, net of allowance for loan losses of
   $25,904 in 2001 and $28,972 in 2000                   1,743,838    1,699,647
 Land, buildings and equipment, net                         47,794       46,363
 Accrued interest receivable                                15,190       18,890
 Other assets                                               58,515       64,650
--------------------------------------------------------------------------------
      Total assets                                      $2,555,497   $2,418,457
--------------------------------------------------------========================

Liabilities and Stockholders' Equity
 Deposits:
   Demand                                               $  379,887   $  300,873
   Savings and interest-bearing demand                     832,490      789,591
   Time                                                    756,760      753,838
--------------------------------------------------------------------------------
      Total deposits                                     1,969,137    1,844,302
--------------------------------------------------------------------------------
 Short-term borrowings:
   Federal funds purchased and securities sold under
        agreements to repurchase                           289,991      296,277
   Other                                                     9,357        7,497
--------------------------------------------------------------------------------
       Total short-term borrowings                         299,348      303,774
--------------------------------------------------------------------------------
 Accounts payable and accrued liabilities                   35,766       32,915
 Notes payable                                               5,000       10,500
 Guaranteed preferred beneficial interests in the
   Company's subordinated debentures                        57,500       57,500
--------------------------------------------------------------------------------
       Total liabilities                                 2,366,751    2,248,991
--------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
   authorized, 2,783,650 shares issued in 2001 and 2000     13,918       13,918
 Capital surplus                                            21,725       21,699
 Retained earnings                                         193,675      174,663
 Treasury stock, at cost (440,466 shares in 2001
   and 430,242 shares in 2000)                             (43,002)     (41,384)
 Accumulated other comprehensive income                      2,430          570
--------------------------------------------------------------------------------
      Total stockholders' equity                           188,746      169,466
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity        $2,555,497   $2,418,457
--------------------------------------------------------========================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
Dollars in thousands except per share data            2001      2000      1999
--------------------------------------------------------------------------------
Interest income:
 Loans                                              $141,080  $153,792  $131,082
 Investment securities:
   Taxable                                            24,542    26,154    21,153
   Nontaxable                                            515       551       712
 Federal funds sold and other                          2,073     2,650     2,259
--------------------------------------------------------------------------------
   Total interest income                             168,210   183,147   155,206
--------------------------------------------------------------------------------
Interest expense:
 Deposits:
   Savings and interest-bearing demand                17,367    22,970    19,542
   Time                                               41,216    41,934    34,015
 Federal funds purchased and securities sold under
   agreements to repurchase                           10,067    16,525    11,131
 Convertible capital notes                                 0         0       927
 Subordinated debentures                               4,738     4,738     4,738
 Other borrowings                                        804     2,058     1,186
--------------------------------------------------------------------------------
   Total interest expense                             74,192    88,225    71,539
--------------------------------------------------------------------------------
   Net interest income                                94,018    94,922    83,667
Provision for loan losses                             13,105    10,620    10,940
--------------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                  80,913    84,302    72,727
--------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts                  17,886    13,722    12,323
 Fiduciary income                                     12,055    12,569    13,262
 Credit card fees                                     10,035    10,536     9,204
 Securities gains                                          0         0       540
 Other service charges, fees and income               15,050    12,021    11,830
--------------------------------------------------------------------------------
   Total noninterest income                           55,026    48,848    47,159
--------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       47,562    45,930    42,007
 Net occupancy and equipment expense                  13,793    11,850    10,619
 Advertising and promotional activities                4,301     4,786     4,007
 Data processing expense                               5,454     5,441     4,692
 Professional services                                 4,412     5,441     3,808
 Supplies                                              2,669     2,755     2,799
 Postage and dispatch                                  2,623     2,533     2,243
 Goodwill amortization                                 2,391     2,592     1,947
 Deposit insurance assessment                            373       379       268
 Other                                                10,000     9,768    10,700
--------------------------------------------------------------------------------
   Total noninterest expense                          93,578    91,475    83,090
--------------------------------------------------------------------------------
   Income before provision for income taxes           42,361    41,675    36,796
Provision for income taxes                            15,842    16,540    14,338
--------------------------------------------------------------------------------
   Net income                                       $ 26,519  $ 25,135  $ 22,458
----------------------------------------------------============================

Per share data:
--------------------------------------------------------------------------------
   Basic earnings per share                           $11.31    $10.60    $10.98
----------------------------------------------------============================
   Diluted earnings per share                         $11.21    $10.50    $ 9.48
----------------------------------------------------============================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001, 2000 and 1999

                                                                                                    Accumulated
                                                                                                       Other            Total
                                                         Common   Capital   Retained   Treasury    Comprehensive    Stockholders'
Dollars in thousands except per share data               Stock    Surplus   Earnings    Stock      Income (Loss)       Equity
----------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1998                             $12,093   $12,464   $139,078  $(34,626)       $   602        $129,611
Comprehensive income:
  Net income                                                  0         0     22,458         0              0          22,458
  Other comprehensive income-
    Unrealized gains (losses) on securities arising
      during the period, net of tax of $1,783                 0         0          0         0         (2,674)         (2,674)
    Reclassification adjustment for (gains) losses
      on securities included in net income, net of tax
        of $216                                               0         0          0         0          ( 324)           (324)
                                                                                                                  ----------------
    Total other comprehensive income (loss)                                                                            (2,998)
                                                                                                                  ----------------
Total comprehensive income                                    0         0          0         0              0          19,460
Cash dividends ($2.40 per share)                              0         0     (4,883)        0              0          (4,883)
Convertible capital notes converted to common stock       1,825     9,117          0         0              0          10,942
Purchase of treasury stock                                    0         0          0    (1,845)             0          (1,845)
Exercise of stock options                                     0        92          0       506              0             598
----------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1999                              13,918    21,673    156,653   (35,965)        (2,396)        153,883
Comprehensive income:
  Net income                                                  0         0     25,135         0              0          25,135
  Other comprehensive income-
    Unrealized gains (losses) on securities arising
      during the period, net of tax of $1,977                 0         0          0         0          2,966           2,966
                                                                                                                  ----------------
Total comprehensive income                                    0         0          0         0              0          28,101
Cash dividends ($3.00 per share)                              0         0     (7,125)        0              0          (7,125)
Convertible capital notes retired                             0        (1)         0         0              0              (1)
Purchase of treasury stock                                    0         0          0    (5,548)             0          (5,548)
Exercise of stock options                                     0        27          0       129              0             156
----------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000                              13,918    21,699    174,663   (41,384)           570         169,466
Comprehensive income:
  Net income                                                  0         0     26,519         0              0          26,519
  Other comprehensive income-
    Unrealized gains (losses) on securities arising
      during the period, net of tax of $1,241                 0         0          0         0          1,860           1,860
                                                                                                                  ----------------
Total comprehensive income                                    0         0          0         0              0          28,379
Cash dividends ($3.20 per share)                              0         0     (7,507)        0              0          (7,507)
Purchase of treasury stock                                    0         0          0    (1,811)             0          (1,811)
Exercise of stock options                                     0        26          0       193              0             219
----------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2001                             $13,918   $21,725   $193,675  $(43,002)       $ 2,430        $188,746
--------------------------------------------------------==========================================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

INTRUST FINANCIAL CORPORATION Consolidated Statements of Cash Flows Years Ended
December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------------------------
Dollars in thousands                                             2001         2000        1999
--------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net income                                                   $  26,519    $  25,135    $  22,458
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                     13,105       10,620       10,940
   Provision for depreciation and amortization                    9,817        9,261        7,907
   Amortization of premium and accretion of discount
     on investment securities                                    (1,753)      (1,717)        (294)
   Gain on sale of investment securities                              0            0         (540)
   Loss on retirement of convertible capital notes                    0            0          325
   Originations of loans held-for-sale                          (93,271)     (45,930)     (66,833)
   Proceeds from sales of loans held-for-sale                    90,432       43,992       69,223
   Changes in assets and liabilities, net of effect
     of acquisition of branches:
     Other assets                                                   (86)       1,567          (79)
     Income taxes                                                 6,143       13,430        1,148
     Interest receivable                                          3,700       (2,638)      (1,029)
     Interest payable                                            (3,163)       1,617        2,349
     Other liabilities                                            1,304          964         (368)
     Other                                                          533         (135)         (29)
--------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                     53,280       56,166       45,178
--------------------------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
 Purchase of investment securities                             (658,038)    (274,146)    (225,406)
 Investment securities matured or called                        667,617      253,821      181,147
 Proceeds from sale of investment securities                      2,335            0          592
 Net increase in loans                                          (58,756)     (83,754)    (212,872)
 Purchases of land, buildings and equipment                      (8,264)     (14,942)      (8,392)
 Proceeds from sale of land, buildings and equipment                 40        1,686          475
 Proceeds from sale of other real estate and repossessions        1,717        1,902        1,509
 Other                                                             (242)        (833)      (1,232)
--------------------------------------------------------------------------------------------------
   Net cash absorbed by investing activities                    (53,591)    (116,266)    (264,179)
--------------------------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
 Proceeds from assumption of liabilities and acquisition
   of assets of bank branches, net                                    0            0      205,867
 Net increase (decrease) in deposits                            124,835       25,826      (58,994)
 Net increase (decrease) in short-term borrowings                (4,426)      23,066       36,493
 Payments on notes payable                                       (5,500)      (2,500)      (2,500)
 Proceeds from notes payable                                          0        3,000            0
 Retirement of convertible capital notes                              0           (1)        (461)
 Cash dividends                                                  (7,507)      (7,125)      (4,883)
 Purchase of treasury stock net of exercise of stock options     (1,618)      (5,419)      (1,339)
--------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                    105,784       36,847      174,183
--------------------------------------------------------------------------------------------------

   Increase (decrease) in cash and cash equivalents             105,473      (23,253)     (44,818)

Cash and cash equivalents at beginning of year                  132,535      155,788      200,606

--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $ 238,008    $ 132,535    $ 155,788
--------------------------------------------------------------====================================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999
Dollars in thousands except per share data


1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   INTRUST Financial Corporation (the "Company") is a bank holding company incorporated under the laws of the state of Kansas and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of INTRUST Bank, N.A., Wichita, Kansas (the "Subsidiary Bank"), NestEgg Consulting Inc., INTRUST Capital Trust and INTRUST Community Development Corporation (the "Subsidiaries"). The Company's primary business is providing customers in Kansas and Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage services.

   The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a description of the more significant policies:

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

   b) INVESTMENT SECURITIES - Debt securities and equity securities which have a readily determinable market value that may be sold in response to changes in interest rates or prepayment risk are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses reported as a separate component of other comprehensive income, net of income taxes. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities, which do not have a readily determinable market value, are carried at cost. Gains and losses on the sale of investment securities are included as a component of noninterest income. The basis of the securities sold is determined by the specific identification of each security. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for that security is established.

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

   While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. The Subsidiary Bank is subject to the regulations of certain federal agencies and periodic examinations by those regulatory authorities. As an integral part of those examinations, the various regulatory agencies periodically review the Subsidiary Bank's allowances for loan losses. Such agencies may require the Subsidiary Bank to recognize changes to the allowances based on their judgments about information available to them at the time of their examination.

   f) LAND, BUILDINGS AND EQUIPMENT - Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line or declining balance method depending upon the type of asset. The following useful lives have been established:

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

   g) OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair value at the date of settlement, foreclosure or abandonment. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred. These assets are included as a component of other assets in the consolidated statements of financial condition and amounted to $244 and $579 at December 31, 2001 and 2000, respectively.

   h) GOODWILL AND CORE DEPOSIT PREMIUM - The excess of cost over fair value of net assets acquired is amortized using the straight-line method over 15 years. Core deposit premiums are amortized using accelerated methods over the estimated life of the deposit relationship. These assets are included as a component of other assets and amounted to $21,152 and $23,549, net of accumulated amortization, at December 31, 2001 and 2000, respectively.

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

                                                                2001           2000           1999
----------------------------------------------------------------------------------------------------
Net income for basic earnings per share                       $26,519        $25,135        $22,458
Interest expense on convertible debt, net of taxes                  0              0            575
----------------------------------------------------------------------------------------------------
Net income for diluted earnings per share                     $26,519        $25,135        $23,033
------------------------------------------------------------========================================

Weighted average shares for basic earnings per share        2,344,340      2,370,686      2,045,623
Shares issuable upon exercise of stock options                 21,094         24,190         40,168
Shares issuable upon conversion of capital notes                    0              0        343,152
----------------------------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share      2,365,434      2,394,876      2,428,943
------------------------------------------------------------========================================

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

                                                       2001      2000      1999
--------------------------------------------------------------------------------
Interest                                             $77,355   $86,608   $69,190
Income taxes                                           9,699     3,090    13,190

Noncash investing and financing activities included the following:
                                                       2001      2000      1999
--------------------------------------------------------------------------------
Loans transferred to other assets                    $ 1,460   $ 2,026   $ 1,941
Convertible capital notes converted to common stock        0         0    10,942
Loans held-for-sale transferred to loans                   0    32,345         0


2) ACQUISITION

   On September 24, 1999, INTRUST Bank, N. A. assumed liabilities totaling $246,779, consisting primarily of banking customer deposits of $243,671, and acquired $30,653 in assets, including goodwill of $15,158, related to twenty bank branch offices. Cash consideration of $216,126 was paid to INTRUST Bank, N.
A. Concurrent with this transaction, $15,160 was paid to another institution in connection with a single branch disposition.

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


3) INVESTMENT SECURITIES

   The amortized cost and estimated fair values of investment securities are as follows at December 31:

                                                Gross        Gross
 2001                            Amortized   Unrealized   Unrealized    Fair
 ----                              Cost         Gains       Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity              $      0       $    0       $    0   $      0
    Available-for-sale              10,129           63            0     10,192
Obligations of U.S. Government
 Agencies and Corporations:
    Held-to-maturity                 9,282          219            0      9,501
    Available-for-sale             288,502        4,248          956    291,794
Mortgage-backed securities
    Held-to-maturity                10,536          202            0     10,738
    Available-for-sale             106,826          817          122    107,521
Obligations of state and
 political subdivisions:
    Held-to-maturity                 9,720          245           98      9,867
    Available-for-sale                   0            0            0          0
Equity Securities:
    Available-for-sale               8,231            0            0      8,231

--------------------------------------------------------------------------------
    Total held-to-maturity        $ 29,538       $  666       $   98   $ 30,106
----------------------------------==============================================
    Total available-for-sale      $413,688       $5,128       $1,078   $417,738
----------------------------------==============================================

                                                Gross        Gross
 2000                            Amortized   Unrealized   Unrealized    Fair
 ----                              Cost         Gains        Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity              $      0       $    0         $  0    $     0
    Available-for-sale              30,538          116           36     30,618
Obligations of U.S. Government
 Agencies and Corporations:
    Held-to-maturity                18,209          138           29     18,318
    Available-for-sale             275,521        1,269          425    276,365
Mortgage-backed securities
    Held-to-maturity                11,278          238            1     11,515
    Available-for-sale              96,287          128           95     96,320
Obligations of state and
 political subdivisions:
    Held-to-maturity                11,280          185            3     11,462
    Available-for-sale                 102            0            9         93
Equity Securities:
    Available-for-sale              10,172            0            0     10,172

--------------------------------------------------------------------------------
    Total held-to-maturity        $ 40,767       $  561         $ 33   $ 41,295
----------------------------------==============================================
    Total available-for-sale      $412,620       $1,513         $565   $413,568
----------------------------------==============================================

   Equity securities available-for-sale consist primarily of restricted stock investments in the Federal Home Loan Bank and Federal Reserve Bank that are required to be maintained by the Company. Such investments are carried at cost which represents their redemption value.

   Proceeds from sales of investment securities during 2001, 2000 and 1999 were $2,335, $0 and $592, respectively. Gross realized gains on sales of available-for-sale securities were $0, $0 and $540 in 2001, 2000 and 1999, respectively. No losses were realized on sales of available-for-sale securities in 2001, 2000 or 1999.

   The amortized cost and estimated fair value of investment securities at December 31, 2001 by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized      Fair
                                                             Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
   Held-to-maturity                                        $ 13,376    $ 13,635
   Available-for-sale                                        85,053      86,839
Due after one year through five years:
   Held-to-maturity                                           4,164       4,289
   Available-for-sale                                       213,578     215,147
Due after five years through ten years:
   Held-to-maturity                                           1,017       1,078
   Available-for-sale                                             0           0
Due after ten years:
   Held-to-maturity                                             445         366
   Available-for-sale                                             0           0

Mortgage-backed securities:
   Held-to-maturity                                          10,536      10,738
   Available-for-sale                                       106,826     107,521

Equity securities                                             8,231       8,231

--------------------------------------------------------------------------------
     Total held-to-maturity                                $ 29,538    $ 30,106
-----------------------------------------------------------=====================
     Total available-for-sale                              $413,688    $417,738
-----------------------------------------------------------=====================

   Investment securities, which are under the Company's control, with a book value of $361,966 and $361,945 at December 31, 2001 and 2000, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.


4) LOANS HELD-FOR-SALE

   Loans held-for-sale at December 31, 2001 and 2000 totaling $4,876 and $2,037, respectively, consisted of mortgage loans accounted for at the lower of cost or estimated market value in the aggregate.


5) LOANS

   The composition of the loan portfolio at December 31, is as follows:
                                                        2001             2000
--------------------------------------------------------------------------------
Commercial, financial and agricultural              $  851,191       $  737,235
Real estate-construction                                55,060           70,830
Real estate-mortgage                                   534,662          520,103
Installment, excluding credit card                     180,545          264,159
Credit card                                            148,284          136,292
--------------------------------------------------------------------------------
   Subtotal                                          1,769,742        1,728,619
Allowance for loan losses                              (25,904)         (28,972)
--------------------------------------------------------------------------------
   Net Loans                                        $1,743,838       $1,699,647
----------------------------------------------------============================

   Certain directors, executive officers and principal shareholders of the Company or their related parties had loans from the Subsidiary Bank aggregating $62,636 and $61,456 at December 31, 2001 and 2000, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers.

   Transactions involving such loans were as follows:

--------------------------------------------------------------------------------
Loans at December 31, 2000                                             $ 61,456
Additions                                                                40,708
Repayments                                                              (29,848)
Effect of changes in directors,
 executive officers and principal shareholders                           (9,680)
--------------------------------------------------------------------------------
   Loans at December 31, 2001                                          $ 62,636
-----------------------------------------------------------------------=========

   The following table discloses information about the recorded investment in loans that the Company has classified as impaired:

          (A)              (B)                (C)                    (D)
                    Amount in (A) for                          Amount in (A) for
         Total      Which There Is a        Allowance          Which There Is No
Year    Impaired    Related Allowance    Associated With       Related Allowance
End      Loans      for Credit Losses    Amounts in (B)        for Credit Losses
----    --------    -----------------    ---------------       -----------------
2001     $13,788         $13,684             $5,361                   $104
2000      $2,865          $1,315               $547                 $1,550

   The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999, was $18,403, $2,864 and $2,076 respectively.
Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. There was no interest income recognized on impaired loans for the years ended December 31, 2001, 2000 and 1999 during the time within each period that the loans were impaired.


6)  ALLOWANCE FOR LOAN LOSSES

   Transactions in the allowance for loan losses were as follows:
                                              2001          2000          1999
--------------------------------------------------------------------------------
Balance at beginning of year               $ 28,972      $ 26,010       $21,703
Provision charged to expense                 13,105        10,620        10,940
Allowance related to assets acquired              0             0           310
Loans charged-off                           (18,769)      (10,248)       (9,183)
Recoveries                                    2,596         2,590         2,240
--------------------------------------------------------------------------------
   Balance at end of year                  $ 25,904      $ 28,972       $26,010
-------------------------------------------=====================================

7) LAND, BUILDINGS AND EQUIPMENT

   A summary of land, buildings and equipment is as follows:
                                                              December 31,
                                                           2001          2000
--------------------------------------------------------------------------------
Land                                                     $  8,751      $  7,086
Buildings and improvements                                 49,330        45,354
Furniture, fixtures and equipment                          33,963        33,677
--------------------------------------------------------------------------------
                                                           92,044        86,117
Less accumulated depreciation                             (44,250)      (39,754)
--------------------------------------------------------------------------------
   Total                                                 $ 47,794      $ 46,363
---------------------------------------------------------=======================

   Depreciation expense for the years 2001, 2000 and 1999 was approximately $6,337, $5,719 and $4,873, respectively.

8) TIME DEPOSITS

   Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 2001 and 2000 were $235,263 and $208,887, respectively. Interest expense on this classification of time deposits for the years ended December 31, 2001, 2000 and 1999 totaled $12,317, $12,453 and $9,831, respectively.

   At December 31, 2001, the scheduled maturities of time deposits are as follows:
 2002                                                                  $567,272
 2003                                                                    89,235
 2004                                                                    56,398
 2005                                                                    19,838
 2006                                                                    15,636
 2007 and thereafter                                                      8,381
--------------------------------------------------------------------------------
   Total                                                               $756,760
-----------------------------------------------------------------------=========


9) SHORT-TERM BORROWINGS

   All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 2001, 2000 and 1999, was $367,962, $376,627 and $297,459, respectively. For the years ended December 31, 2001, 2000 and 1999, the weighted average interest rate on these borrowings was 3.0%, 5.4% and 4.4%, respectively, on average balances outstanding of $340,438, $315,978 and $260,036, respectively.


10) LONG-TERM DEBT AND CAPITAL SECURITIES

NOTES PAYABLE
   Notes payable at December 31, 2001 and 2000 consist of a term loan from another financial institution. The term loan carries a floating rate of interest and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The floating interest rate reprices based on a Eurodollar interest period selected by the Company. The rate on the indebtedness is computed based on a premium to the lender's Eurodollar Base Rate. The indebtedness is secured by the outstanding common stock of INTRUST Bank N.A. At December 31, 2001, the interest rate on the term loan was 2.92%.

   The Company has a $10,000 line of credit agreement, subject to annual renewal, with the financial institution that has issued the term loan. There was no outstanding balance as of December 31, 2001 under this credit facility. At December 31, 2000, there was an outstanding principal balance of $3,000. The interest rate on the line of credit is calculated in the same manner as the term loan.

   In accordance with the term loan and line of credit agreements, certain covenants exist that require the Company to meet specifications regarding levels of capitalization, nonperforming assets, total indebtedness and net worth, among others. At December 31, 2001, the Company was in compliance with these covenants.

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

   The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements:

                                                                December 31,
                                                              2001        2000
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation:
     Vested                                                  $9,583      $8,388
     Non-vested                                                 312         333
--------------------------------------------------------------------------------
        Total                                                $9,895      $8,721
------------------------------------------------------------====================

Change in projected benefit obligation
   Projected benefit obligation at beginning of year        $12,385     $10,834
   Service cost                                               1,004         921
   Interest cost                                                832         723
   Plan amendments                                              186           0
   Actuarial gain                                                62         814
   Benefits paid                                               (631)       (907)
--------------------------------------------------------------------------------
   Projected benefit obligation at end of year              $13,838     $12,385
------------------------------------------------------------====================

Change in plan assets
   Fair value of plan assets at beginning of year           $10,938     $10,726
   Actual return on plan assets                                (665)        249
   Employer contribution                                        978         870
   Benefits paid                                               (631)       (907)
--------------------------------------------------------------------------------
   Fair value of plan assets at end of year                 $10,620     $10,938
------------------------------------------------------------====================

Funded status                                               $(3,218)    $(1,447)
Unrecognized net transition asset being amortized
 over 15 years                                                    0         (95)
Unrecognized net (gain) loss due from assumptions made        3,598       2,035
Unrecognized prior service cost                                 165          (5)
--------------------------------------------------------------------------------
   Prepaid pension cost                                     $   545     $   488
------------------------------------------------------------====================

   Pension expense is comprised of the following:
                                                    2001       2000        1999
--------------------------------------------------------------------------------
Service cost-benefits earned during the year       $1,004     $ 921       $ 837
Interest cost on projected benefit obligation         832       723         693
Return on plan assets                                (908)     (884)       (867)
Net amortization and deferral                         (23)      (95)        (95)
Prior service cost recognized                          16        (1)         (1)
--------------------------------------------------------------------------------
       Total                                       $  921     $ 664       $ 567
---------------------------------------------------=============================

   The weighted average discount rate used was 7.00% for each of the past three years. The expected long-term rate of return on plan assets and increase in compensation levels used in determining the projected benefit obligation were 8.25% and 4.00%, respectively, for each of the past three years.

DEFERRED COMPENSATION
   The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9%, depending on individual agreements. At December 31, 2001 and 2000, $4,017 and $3,979 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. Expense recognized in 2001, 2000 and 1999 was $648, $641 and $664, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

DEFINED CONTRIBUTION PLAN

   The Company has a defined contribution plan in which all employees may elect to participate. The Company matches employee contributions up to 6% of salary. The matching percentage varies based on employee tenure with the Company. The Company also maintains a non-qualified plan that contains contributions made by employees in prior years. The Company's contributions to these plans in 2001, 2000 and 1999 were $797, $912 and $983, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of income.

STOCK INCENTIVE PLAN
   The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price of any options granted under the Plan cannot be less than the fair market value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant. The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 2001:

                                                               Weighted Average
                                                   Number       Exercise Price
                                                 ---------    ------------------

Options outstanding as of December 31, 1998       119,750            $87.67
1999:
   Granted                                         46,725           $133.00
   Exercised                                      (29,429)           $64.78
                                                 ---------
Options outstanding as of December 31, 1999       137,046           $100.40
2000:
   Granted                                         44,952           $114.00
   Exercised                                      (10,616)           $70.44
                                                 ---------
Options outstanding as of December 31, 2000       171,382           $111.94
2001:
   Granted                                         17,681           $128.08
   Exercised                                      (14,259)           $99.35
   Forfeitures                                     (7,300)          $129.73
                                                 ---------
Options outstanding as of December 31, 2001       167,504           $113.94
                                                 =========

Outstanding options exercisable as of:
   December 31, 1999                               26,409            $80.62
   December 31, 2000                               58,806           $102.22
   December 31, 2001                               75,549           $104.01

   Had compensation expense for stock options granted under the Plan been determined based upon the fair value at grant date for awards under the Plan, net income and diluted earnings per share would have been reduced by approximately $555, or $.23 per share, in 2001, $720, or $.30 per share, in 2000 and $680, or $.28 per share, in 1999. The estimated fair value of options granted was $27.56, $25.35 and $33.30 in 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. An expected dividend rate of 2.25% was used in the fair value computation for each of the years in the three-year period. Expected volatility rates of 14.1%, 14.1% and 10.4% were used for 2001, 2000 and 1999 respectively. Risk-free interest rate assumptions of 4.95%, 5.17% and 6.52% were used in 2001, 2000 and 1999, respectively.


13) INCOME TAXES

   The provision (benefit) for income taxes from operations includes the following components:

                                                      2001      2000      1999
--------------------------------------------------------------------------------
Current:
   Federal                                          $13,018   $13,622   $13,876
   State                                              1,417     1,964     1,945
--------------------------------------------------------------------------------
                                                     14,435    15,586    15,821
--------------------------------------------------------------------------------
Deferred:
   Federal                                            1,113       348    (1,373)
   State                                                294       606      (110)
--------------------------------------------------------------------------------
                                                      1,407       954    (1,483)
--------------------------------------------------------------------------------
     Total                                          $15,842   $16,540   $14,338
----------------------------------------------------============================

   The provision (benefit) for income taxes noted above produced effective income tax rates of 37.4%, 39.7% and 39.0% for the years ended December 31, 2001, 2000 and 1999, respectively. The reconciliations of these effective income tax rates to the federal statutory rates are shown below:

                                                      2001      2000      1999
--------------------------------------------------------------------------------
Total income tax as reported                          37.4%     39.7%     39.0%
Tax exempt income                                      0.5       0.5       0.7
Amortization of excess purchase price over
   net assets acquired                                (1.2)     (1.3)     (1.5)
State income tax, net of federal income
   tax benefit                                        (2.2)     (4.0)     (3.2)
Other                                                  0.5       0.1       0.0
--------------------------------------------------------------------------------
     Federal statutory rate                           35.0%     35.0%     35.0%
------------------------------------------------------==========================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented as follows:

                                                                2001      2000
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                                  $ 9,613   $10,821
   Deposits                                                     1,894     1,949
   Deferred compensation                                        1,491     1,489
   Net operating loss carryforwards                                18        28
   Buildings and equipment                                        760       385
   Investment securities                                           26        68
   Other real estate owned                                        169       170
   Other                                                          239       269
--------------------------------------------------------------------------------
    Total gross deferred tax assets                            14,210    15,179
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Unrealized gain on available-for-sale securities            (1,620)     (379)
   Pension                                                       (565)     (549)
   Prepaid loan fees                                           (1,808)   (1,383)
   Affordable housing project                                     (95)      (84)
   Loans                                                           (3)       (2)
   Other                                                         ( 99)     (114)
--------------------------------------------------------------------------------
    Total gross deferred tax liabilities                       (4,190)   (2,511)
--------------------------------------------------------------------------------
    Net deferred tax assets                                   $10,020   $12,668
--------------------------------------------------------------==================

   Management believes it is more likely than not that the deferred tax assets will be realized and, accordingly, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2001.

   Current income taxes payable of $19,620 and $15,013 were included in accounts payable and accrued liabilities at December 31, 2001 and 2000 respectively. The net deferred tax assets noted above were included in other assets.

   At December 31, 2001, the Company had net operating loss deductions available for carryforward of approximately $311 for state purposes that expire in 2009.


14) COMMITMENTS AND CONTINGENT LIABILITIES

   At December 31, 2001, the Subsidiary Bank was required to have $9,296 held as cash reserves with the Federal Reserve Bank.

   At December 31, 2001, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized as follows:
                                                                       Minimum
                                                                      Payments
--------------------------------------------------------------------------------
2002                                                                  $ 2,944
2003                                                                    2,676
2004                                                                    2,555
2005                                                                    2,570
2006                                                                    2,568
Remainder                                                               6,685
--------------------------------------------------------------------------------
  Total                                                               $19,998
----------------------------------------------------------------------==========

   Included in the above minimum payment schedule is $1.8 million in annual fees related to one of the Company's data processing agreements having a term of five years ending in the year 2006.

   Not included in the above minimum payment schedule is a contract agreement by the Company for trust operations support provided by an outside entity. The agreement, which expires October 1, 2005, requires payment of fees by the Company based on a percentage of the fair value of trust assets managed. Based on the fair value of trust assets, as of December 31, 2001, annual fees would amount to approximately $3,700.

   Lease rentals included in net occupancy and equipment expense for the years ended December 31, 2001, 2000 and 1999 amounted to $2,179, $2,146 and $2,081, respectively.

   The Company and its Subsidiaries are involved in certain claims and suits arising in the ordinary course of business. In the opinion of management, based in part on the advice of legal counsel, potential liabilities arising from these claims, if any, would not have a significant effect on the Company's consolidated financial position or future results of operations.


15) STOCKHOLDERS' EQUITY

DIVIDEND RESTRICTION
   The Company's ability to pay dividends on its common stock and interest on its indebtedness is dependent upon funds provided by dividends from the Subsidiaries and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $58,746 at December 31, 2001. The payment of dividends by the Subsidiaries is restricted only by regulatory authority. At December 31, 2001, approximately $50,597 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

REGULATORY CAPITAL
   The Company and its Subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material affect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2001, the consolidated ratios of the Company and for its Subsidiary Bank meet all capital adequacy requirements to which they are subject.

   As of the most recent notification, the Subsidiary Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Subsidiary Bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Subsidiary Bank's categories.

   Actual capital amounts and ratios are also presented in the table.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                             For Capital        Prompt Corrective
                                                        Actual            Adequacy Purposes     Action Provisions
                                                 --------------------   --------------------   --------------------
                                                   Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                 ----------  --------   ----------  --------   ----------  --------
As of December 31, 2001:
   Total Capital (to Risk Weighted Assets):
    Consolidated                                $248,288     12.1%     $163,972      8.0%        N/A
    INTRUST Bank, N.A.                          $238,848     11.7%     $163,187      8.0%     $203,983     10.0%
   Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                $222,664     10.9%      $81,986      4.0%        N/A
    INTRUST Bank, N.A.                          $213,345     10.5%      $81,593      4.0%     $122,390      6.0%
   Tier 1 Capital (to Average Assets):
    Consolidated                                $222,664      9.1%      $98,398      4.0%        N/A
    INTRUST Bank, N.A.                          $213,345      8.7%      $97,919      4.0%     $122,398      5.0%

As of December 31, 2000:
   Total Capital (to Risk Weighted Assets):
    Consolidated                                $227,676     11.5%     $158,567      8.0%        N/A
    INTRUST Bank, N.A.                          $215,938     11.5%     $150,453      8.0%     $188,067     10.0%
   Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                $201,647     10.2%      $79,283      4.0%        N/A
    INTRUST Bank, N.A.                          $192,370     10.2%      $75,227      4.0%     $112,840      6.0%
   Tier 1 Capital (to Average Assets):
    Consolidated                                $201,647      8.6%      $94,790      4.0%        N/A
    INTRUST Bank, N.A.                          $192,370      8.7%      $88,823      4.0%     $111,029      5.0%


16) BUSINESS AND CREDIT CONCENTRATIONS

   The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and credit card loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas; however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 19% of the Company's total loan portfolio is comprised of unsecured credit card loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness. The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.


17)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition. The following summarizes those financial instruments, excluding credit card lines of $989,743, with contract amounts representing credit risk:

     Commitments to extend credit                                  $591,146
     Commercial and standby letters of credit                     $  48,778

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

   The Company has, in prior years, securitized and sold credit card receivables. Neither the credit card receivables or the securities outstanding as a result of these transactions are defined as financial instruments of the Company, however the Company continues to service the related credit card accounts. At December 31, 2001 the Company had $18,465 in credit card receivables that had been securitized and sold.

   As a result of the securitization transactions, the Company no longer recognizes net interest income and certain fee revenue, nor does it provide for loan losses on the securitized portfolio. Instead, the Company receives servicing fee income. During 2001, 2000 and 1999, the Company recognized $2,761, $2,780 and $3,226, respectively, in servicing fee income, which is included in credit card fees and other service charges, fees and income in the accompanying consolidated statements of income.

   In connection with these securitization transactions, the Company was required to establish cash reserve accounts for the benefit of the purchasers. These cash reserve accounts represent retained interests in the loans sold as described in Note 1. The retained interests, consisting primarily of the cash reserve accounts, totaled $1,840 and $2,083 at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.


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

DEPOSIT LIABILITIES
   The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 2001 and 2000. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

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

   The estimated fair values of the Company's financial instruments are as follows:

                                      December 31, 2001       December 31, 2000
                                  ----------------------  ----------------------
                                    Carrying   Estimated    Carrying   Estimated
                                      Value   Fair Value      Value   Fair Value
--------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks         $  159,708  $  159,708  $  124,670  $  124,670
  Federal funds sold                  78,300      78,300       7,865       7,865
  Investment securities              447,276     447,844     454,335     454,863
  Loans held-for-sale                  4,876       4,876       2,037       2,037
  Loans, net                       1,743,838   1,769,025   1,699,647   1,717,471
  Accrued interest receivable         15,190      15,190      18,890      18,890
--------------------------------------------------------------------------------
Financial liabilities:
  Deposits:
    Demand                        $  379,887  $  379,887  $  300,873  $  300,873
    Savings and
      interest-bearing demand        832,490     832,490     789,591     789,591
    Time                             756,760     768,388     753,838     754,998
  Short-term borrowings              299,348     299,348     303,774     303,774
  Accrued interest payable             5,170       5,170       8,333       8,333
  Notes payable                        5,000       5,000      10,500      10,500
  Guaranteed preferred beneficial
    interests in the Company's
    subordinated debentures           57,500      60,490      57,500      55,775

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


19) SEGMENT REPORTING

   The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has a manager that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has three operating segments: consumer banking, commercial banking and wealth management. The consumer banking segment provides personal banking services to customers of the Company. Commercial banking provides banking services to the business customers of the Company. Wealth management offers fiduciary, trust and investment services to its customers. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. Transactions between segments are accounted for as if each segment is an external customer.

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

   The following schedule is a presentation of profit or loss and asset information for all segments. The only significant noncash items are the loan loss provision, depreciation, and amortization. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments.

                                       Consumer     Commercial       Wealth
Year ended December 31, 2001           Banking        Banking      Management       Total
---------------------------------------------------------------------------------------------
Net interest income-external           $ 51,227     $   43,840      $    29      $   95,096
Net interest income-intercompany           (271)             0            0            (271)
Noninterest income-external              30,208         10,183       15,126          55,517
Noninterest income-intercompany              10              0          515             525
Provision for loan losses                 3,815          9,290            0          13,105
Depreciation and amortization             4,480            453          643           5,576
Segment profit/loss                      15,378         30,726        1,832          47,936
Assets                                  480,580      1,353,602        4,329       1,838,511
Asset expenditures                        9,694            850          709          11,253

                                       Consumer     Commercial       Wealth
Year ended December 31, 2000           Banking        Banking      Management        Total
---------------------------------------------------------------------------------------------
Net interest income-external           $ 63,932     $   33,997      $    49      $   97,978
Net interest income-intercompany           (348)             0            0            (348)
Noninterest income-external              27,061          6,893       15,767          49,721
Noninterest income-intercompany             160              0          470             630
Provision for loan losses                 4,645          5,975            0          10,620
Depreciation and amortization             4,354            438          717           5,509
Segment profit/loss                      23,817         22,144        3,594          49,555
Assets                                  543,152      1,237,736        4,404       1,785,292
Asset expenditures                       11,493          1,100        1,180          13,773

                                       Consumer     Commercial       Wealth
Year ended December 31, 1999           Banking        Banking      Management        Total
---------------------------------------------------------------------------------------------
Net interest income-external           $ 69,665     $   30,199      $    40      $   99,904
Net interest income-intercompany         (8,843)             0            0          (8,843)
Noninterest income-external              24,982          6,498       15,893          47,373
Noninterest income-intercompany             164              0          417             581
Provision for loan losses                 5,150          5,790            0          10,940
Depreciation and amortization             4,000            374          648           5,022
Segment profit/loss                      23,347         20,807        3,537          47,691
Assets                                  615,792      1,103,567        4,146       1,723,505
Asset expenditures                        6,674            696          959           8,329

   Reconciliations of segment revenue, profit or loss, assets, and other items of significance to consolidated amounts are presented in the following tables. Corporate level items are derived from the Company's investment portfolio, fixed assets and other activities not considered by management to be operating segments. Revenues are net of interest expense.

Net Revenues:                                    2001        2000        1999
--------------------------------------------------------------------------------
   Net revenue from segments                   $150,867    $147,981    $139,015
   Net revenue from corporate level not
     allocated to segments                       (1,569)     (3,928)    (16,450)
   Net revenue from intercompany income            (254)       (283)      8,261
--------------------------------------------------------------------------------
   Consolidated net revenue                    $149,044    $143,770    $130,826
---------------------------------------------===================================


Profit:                                          2001        2000        1999
--------------------------------------------------------------------------------
   Profit from segments                         $47,936     $49,555     $47,691
   Expenses at corporate level not
     allocated to segments                       (5,575)     (7,880)    (10,895)
--------------------------------------------------------------------------------
   Income before provision for income taxes     $42,361     $41,675     $36,796
---------------------------------------------===================================

Assets:                                          2001        2000        1999
--------------------------------------------------------------------------------
   Assets of segments                        $1,838,511  $1,785,292  $1,723,505
   Corporate level assets                       716,986     633,165     620,389
--------------------------------------------------------------------------------
   Consolidated assets                       $2,555,497  $2,418,457  $2,343,894
---------------------------------------------===================================


                                          Amounts    Amounts not
                                        Reported by  Reported at   Consolidated
Other Items of Significance:      Year   Segments    Segment Level     Amounts
--------------------------------------------------------------------------------
   Net interest income            2001    $95,096      $ (1,078)      $94,018
                                  2000    $97,978      $ (3,056)      $94,922
                                  1999    $99,904      $(16,237)      $83,667

   Provision for loan losses      2001    $13,105      $      0       $13,105
                                  2000    $10,620      $      0       $10,620
                                  1999    $10,940      $      0       $10,940

   Depreciation and amortization  2001    $ 5,576      $  4,241       $ 9,817
                                  2000    $ 5,509      $  3,752       $ 9,261
                                  1999    $ 5,022      $  2,885       $ 7,907

   Asset expenditures             2001    $11,253      $     24       $11,277
                                  2000    $13,773      $  1,833       $15,606
                                  1999    $ 8,329      $     20       $ 8,349

The Company has no operations in foreign countries; therefore, geographic information is not presented.


20) NEW ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards No. 141, "Business Combinations," provides accounting and reporting standards for business combinations initiated after June 30, 2001. The Company does not anticipate that adoption of Statement No. 141 will have a material impact on its operating results or its financial condition.

   Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill from an amortization method to an impairment-only approach. Periodic amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the Company's adoption of the Statement, on January 1, 2002. The Statement requires the Company to perform an assessment of whether its recorded goodwill is impaired as of the date of adoption. The Company must identify its reporting units, assign existing goodwill to those units and then arrive at a carrying value for each unit. The fair value of that reporting unit will then need to be determined, and if the carrying value of the reporting unit exceeds the fair value of the unit, an indication of impairment exists, and the Company will be required to perform additional analysis. If the carrying value of the goodwill assigned to the reporting unit exceeds the implied fair value of that goodwill resulting from the Company's subsequent analysis, a transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income. The Company currently records annual goodwill amortization of approximately $2.4 million. The Company anticipates that its income before provision for income taxes in 2002 will be increased by approximately $1.3 million as a result of adopting Statement No. 142.

   Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of Statement No. 143 will have a material impact on its operating results or its financial condition.

   Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement is for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that adoption of Statement No. 144 will have a material impact on its operating results or its financial condition.

21) PARENT COMPANY ONLY FINANCIAL STATEMENTS

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Financial Condition
December 31, 2001 and 2000

--------------------------------------------------------------------------------
Dollars in thousands                                          2001        2000
--------------------------------------------------------------------------------

Assets
        Cash                                               $  5,111    $  3,774
        Investment securities, held-to-maturity                 286         309
        Equipment                                             1,468       1,835
        Investment in subsidiaries                          240,263     229,827
        Other                                                 6,753       6,531
--------------------------------------------------------------------------------
         Total assets                                      $253,881    $242,276
-----------------------------------------------------------=====================

Liabilities and Stockholders' Equity
     Liabilities:
        Accounts payable and accrued liabilities           $    748    $    673
        Accrued interest payable                                 18       1,246
        Current and deferred income taxes                        91       1,113
        Notes payable                                         5,000      10,500
        Subordinated debentures                              59,278      59,278
--------------------------------------------------------------------------------
         Total liabilities                                   65,135      72,810
--------------------------------------------------------------------------------

     Stockholders' equity:
        Common stock                                         13,918      13,918
        Capital surplus                                      21,725      21,699
        Retained earnings                                   193,675     174,663
        Treasury stock                                      (43,002)    (41,384)
        Accumulated other comprehensive income                2,430         570
--------------------------------------------------------------------------------
         Total stockholders' equity                         188,746     169,466
--------------------------------------------------------------------------------
         Total liabilities and stockholders' equity        $253,881    $242,276
-----------------------------------------------------------=====================

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 2001, 2000 and 1999


--------------------------------------------------------------------------------
Dollars in thousands                                  2001      2000      1999
--------------------------------------------------------------------------------

Dividends from subsidiaries                         $21,483   $11,310   $ 1,647
Interest income                                         219       221       752
Fees charged subsidiary banks                         3,252     2,795     2,577
Other income                                            233       216       299
--------------------------------------------------------------------------------
   Total income                                      25,187    14,542     5,275
--------------------------------------------------------------------------------

Operating expenses:
  Interest expense                                    5,436     5,729     6,623
  Salaries and employee benefits                      2,702     2,588     2,599
  Other expense                                       1,693     1,126     1,580
--------------------------------------------------------------------------------
   Total operating expenses                           9,831     9,443    10,802
--------------------------------------------------------------------------------

Income (loss) before income tax benefit and equity
  in undistributed net income of subsidiaries        15,356     5,099    (5,527)

Income tax benefit                                    2,587     2,484     3,477
--------------------------------------------------------------------------------
Income (loss) before equity in undistributed net
  income of subsidiaries                             17,943     7,583    (2,050)

Equity in undistributed net income of subsidiaries    8,576    17,552    24,508

--------------------------------------------------------------------------------
Net income                                          $26,519   $25,135   $22,458
----------------------------------------------------============================

Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
Dollars in thousands                                  2001      2000      1999
--------------------------------------------------------------------------------

Cash provided (absorbed) by operating activities:
  Net income                                       $ 26,519  $ 25,135  $ 22,458
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed net income
      of subsidiaries                                (8,576)  (17,552)  (24,508)
    Depreciation and amortization                       528       133       107
    Accretion of discount on investment securities        1         1        (5)
    Loss on retirement of capital notes                   0         0       325
    Other assets                                       (369)     (187)     (352)
    Accounts payable and accrued liabilities         (1,256)    1,034       541
    Income taxes                                       (893)    1,664    (1,089)
--------------------------------------------------------------------------------
   Net cash provided (absorbed) by
     operating activities                            15,954    10,228    (2,523)
--------------------------------------------------------------------------------

Cash provided (absorbed) by
  investing activities:
  Capital expenditures                                  (14)   (1,834)      (20)
  Investment securities matured or called                22         0       302
  Investment in subsidiaries                              0         0    (3,500)
--------------------------------------------------------------------------------
   Net cash provided (absorbed) by
     investing activities                                 8    (1,834)   (3,218)
--------------------------------------------------------------------------------

Cash provided (absorbed) by
  financing activities:
  Payments on notes payable                          (5,500)   (2,500)   (2,500)
  Proceeds from notes payable                             0     3,000         0
  Retirement of capital notes                             0        (1)     (461)
  Dividends paid                                     (7,507)   (7,125)   (4,883)
  Purchase of treasury stock, net of
    exercise of stock options                        (1,618)   (5,419)   (1,339)
--------------------------------------------------------------------------------
   Net cash absorbed by
     financing activities                           (14,625)  (12,045)   (9,183)
--------------------------------------------------------------------------------
   Increase (decrease) in cash                        1,337    (3,651)  (14,924)

Cash at beginning of year                             3,774     7,425    22,349

--------------------------------------------------------------------------------
Cash at end of year                                $  5,111  $  3,774  $  7,425
---------------------------------------------------=============================

                          Independent Auditors' Report



The Board of Directors and Stockholders
INTRUST Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                     KPMG LLP


   Wichita, Kansas
   February 15, 2002

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


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

        Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 2002, 2003 and 2004 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

        RONALD L. BALDWIN, 48, 2002, has been director of the Company and Vice Chairman of IB since 1996.

        RICK L. BEACH, 51, has been Executive Vice President and Chief Credit Officer of the Company since January 1997. He was Senior Vice President of the Company from 1995 to 1997 and Vice President from 1988 to 1995.

        C. ROBERT BUFORD, 68, 2003, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm and managing partner of Grand Bluffs Development Co. and Slab, L.L.C., real estate development firms.

        FRANK L. CARNEY, 63, 2004, has been a director of the Company since 1982. Since 1979, he has been self-employed in a private investment company, Carney Enterprises. Since January 1994, Mr. Carney has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company. He became President and Manager of P.J. (Papa John's Pizza Restaurants) Wichita, L.L.C. in 1996, P.J. Nor-Cal L.L.C. in 1997, and Chairman and Manager of P.J. Hawaii L.L.C. in 1998.

        CHARLES Q. CHANDLER, 75, 2004, has been Chairman of the Board and Chief Executive Officer of the Company since 1982. He was Chairman of the Board and Chief Executive Officer of IB from 1975 until 1996. Mr. Chandler was employed by IB since 1950. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

        CHARLES Q. CHANDLER IV, 48, 2003, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. In 1996, he was elected Chairman and President of IB. Mr. Chandler is the son of Charles Q. Chandler.

        GEORGE T. CHANDLER, 80, 2003, has been a director of the Company since 1982. During the past five years, Mr. Chandler has been Chairman of the Board of First National Bank, Pratt, Kansas. Mr. Chandler is an uncle of Charles Q. Chandler.

        STEPHEN L. CLARK, 60, 2003, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Clark has been owner of Clark Investment Group which primarily invests in real estate development including office buildings and self-storage units.

        ROBERT L. DARMON, 77, 2003, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990, and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970. He is Chairman of the Company's Audit Committee.

        CHARLES W. DIEKER, 66, 2004, has been a director of the Company since 1982. Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

        MARTIN K. EBY Jr., 67, 2003, has been a director of the Company since 1982. During the past five years, Mr. Eby has been Chief Executive Officer and Chairman of the Board of Eby Corporation, which is the parent company of Martin
K. Eby Construction Co. Inc. In 1992, Mr. Eby became a director of SBC Communications, Inc.

        STEVE L. HIPP, 50, became Executive Vice President of operations and technology in 1999. He was Senior Vice President of the Company from 1996 to 1999.

        RICHARD M. KERSCHEN, 60, 2004, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kerschen has been Chairman of the Board and President of The Law Company, Inc., a commercial real estate construction company.

        THOMAS D. KITCH, 58, 2004, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kitch has been a practicing attorney with the law firm of Fleeson, Gooing, Coulson & Kitch, LLC.

        ERIC T. KNORR, 59, 2002, has been a director of the Company since 1990. Mr. Knorr was Vice President of K Bar M Pizza Co., Inc for 12 years until 1999 when he was elected President. In 1999, he became manager of HQS & C Management Co., L.L.C. a restaurant management company. He was Chairman of the Board of Dulaney, Johnston & Priest, general insurance (property and casualty) independent agents, for ten years until January 1996 when he became Chairman Emeritus.

        CHARLES G. KOCH, 66, 2004, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated energy company.

        J.V. LENTELL, 63, 2002, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. In 1995, he became a director of Renters Choice, Inc.

        WILLIAM B. MOORE, 49, 2002, has been a director of the Company since April 1997 and an advisory director of IB from 1993 to 1997. In January, 2001, Mr. Moore became Managing Director of Saber Partners, LLC, a consulting company for the utility industry. From 1998 to 2000, he was Executive Vice President, Chief Financial Officer and Treasurer of Western Resources. He was Chairman of the Board and President of Kansas Gas and Electric Company from 1995 to 1998. From 1992 to 1995, he was Vice President-Finance of Western Resources, the parent company of Kansas Gas and Electric Company.

        PAUL A. SEYMOUR Jr., 78, 2002, has been a director of the Company since 1982. Mr. Seymour was President of Arrowhead Petroleum Inc. until it ceased operations in 1990. Since that time he has been active as a private investor.

        KENNETH F. SHANNON, 46, 2004, became a director of the Company in 2000. Mr. Shannon has been President and Chief Executive Officer of Metal-Fab, Inc. for the last five years.

        DONALD C. SLAWSON, 68, 2002, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate development.

        JAY L. SMITH, 44, has been Executive Vice President, Chief Financial Officer and Secretary of the Company since 1998. He was Senior Vice President, Chief Financial Officer from 1995 to 1998.

        JOHN T. STEWART III, 66, 2003, has been a director of the Company since 1982. During the past five years, Mr. Stewart's principal occupation has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, Caldwell State Bank, Caldwell, Kansas and First National Bank, Wellington, Kansas.

        JEFFERY L. TURNER, 50, 2002, became a director of the Company in 2000. Mr. Turner has been employed by Boeing, Wichita, an aerospace company, since 1975. He has been Vice President, Division General Manager at Boeing for the last five years.

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                                                                    Long Term
                                                                                                   Compensation
                                                                 Annual Compensation                  Awards
                                                      -------------------------------------------
                        (a)                     (b)        (c)          (d)           (e)              (f)              (g)
                                                                                  Other Annual      Securities       All Other
                                                                                  Compensation      Underlying     Compensation
Name and Principal Position                    Year     Salary($)    Bonus($)        ($)(1)        Options (#)        ($)(2)
----------------------------------------------------------------------------------------------------------------------------------
C.Q. Chandler                                  2001     $175,000     $ 70,000       $ 88,612           2,737          $87,517
COB & CEO of the Company                       2000     $179,167     $ 62,045       $112,201           5,383          $95,062
                                               1999     $204,167     $ 75,140       $ 88,612          10,957          $97,252

C.Q. Chandler IV                               2001     $405,833     $192,500       $      0           5,604          $18,148
President of the Company,                      2000     $382,083     $175,499       $ 10,110          10,444          $17,820
Chairman, President of IB                      1999     $364,583     $177,539       $ 12,729          14,768          $19,857

J.V. Lentell                                   2001     $252,167     $ 99,200       $     0            1,840          $10,500
Director of the Company                        2000     $247,167     $ 87,927       $ 3,370            3,125          $11,220
Vice Chairman of IB                            1999     $242,167     $ 91,295       $     0            3,000          $11,600

R.L. Baldwin                                   2001     $248,333     $ 96,000       $     0                0          $ 3,290
Director of the Company                        2000     $238,333     $ 85,090       $ 3,370            3,000          $ 3,570
Vice Chairman of IB                            1999     $228,333     $ 86,411       $     0            3,000          $ 4,500

J.L. Smith                                     2001     $165,833     $ 50,750       $     0                0          $ 4,702
Executive Vice President and Chief Financial   2000     $143,333     $ 44,065       $ 3,370            2,500          $ 6,120
Officer of the Company                         1999     $133,333     $ 40,725       $     0            3,000          $ 6,298

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

        (2) The amounts shown for "All other Compensation" include the following for the current year:

                                  C.Q.        C.Q.       J.V.     R.L.     J.L.
                                Chandler  Chandler IV  Lentell  Baldwin   Smith
--------------------------------------------------------------------------------
Above-market amounts earned on
  deferred compensation plans    $81,567    $ 7,948    $     0   $    0  $    0
Company contributions to
  401(k) plan                      5,950     10,200     10,500    3,290   4,702
--------------------------------------------------------------------------------
                                 $87,517    $18,148    $10,500   $3,290  $4,702
---------------------------------===============================================

        STOCK OPTION PLAN
        -----------------
        The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan provides that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 240,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. At December 31, 2001, there were options granted and unexercised for a total of 167,504 shares. The options outstanding have exercise prices between $58 and $133, with a weighted average exercise price of $114. Of the 167,504 shares granted, 75,549 were exercisable at December 31, 2001.

                 OPTION GRANTS IN LAST FISCAL YEAR
                                                                         Potential Realizable Value at
                                                                         Assumed Annual Rates of Stock
                         Individual Grants (1)                           Price Appreciation for Option Term
----------------------------------------------------------------------   -----------------------------------
      (a)               (b)           (c)           (d)       (e)              (f)                (g)
                    Securities     % of Total    Exercise
                    Underlying  Options Granted   or Base
                      Options   to Employees in    Price   Expiration
Name                    (#)       Fiscal Year     ($/Sh)      Date             5%($)             10%($)
----------------------------------------------------------------------   -----------------------------------

C.Q. Chandler          2,737         15.5%         $130     12/20/11          $224,371         $  568,596
C.Q. Chandler IV       5,604         31.7%         $130     12/27/11          $459,400         $1,164,199
J.V. Lentell           1,840         10.4%         $130     12/18/11          $150,838         $  382,249

(1) Options were granted at 100% of the market price on the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant.

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES
      (a)               (b)               (c)                       (d)                               (e)
                                                            Number of Securities            Value of Unexercised
                                                       Underlying Unexercised Options       In-the-Money Options
                                                             at December 31, 2001          at December 31, 2001(1)
                   Shares Acquired        Value       --------------------------------  ---------------------------
Name               On Exercise (#)   Realized ($)(1)      Exercisable/Unexercisable      Exercisable/Unexercisable
----               ---------------   ---------------      -------------------------      -------------------------
C.Q. Chandler            3,983          $ 93,122                  9,264/10,830                     $37/$84,603
C.Q. Chandler IV         6,755          $184,672                 21,657/21,949                $549,522/$188,146
J.V. Lentell             2,821          $131,439                  9,064/9,240                 $446,740/$71,560
R.L. Baldwin                                                     10,800/8,200                 $513,960/$84,640
J.L. Smith                                                        5,564/6,936                 $260,447/$55,378

(1) The values represent the difference between the exercise price of the options and the market price of the
Company's common stock on the date of exercise and at fiscal year-end, respectively.

        DEFINED BENEFIT PLANS
        ---------------------
        The Company has adopted a defined benefit retirement plan for all of its employees. Employees become participants in the plan on the next January first or July first following satisfaction of the following requirements: (i) twelve consecutive months of employment in which the employee worked 1,000 or more hours, and (ii) attainment of age 21, provided that the employee was less than 60 years of age on the date of his employment. Although benefits under the plan are payable in a variety of ways, the normal form of benefit payment provides monthly payments to an employee for fifteen years. An employee's Normal Retirement Benefit (as defined in the plan) is a monthly benefit equal to 1.0% of such employee's Final Average Monthly Compensation (as defined in the plan), plus 0.5% of his Final Average Monthly Compensation in excess of his Social Security Covered Compensation (as defined in the plan), and multiplied by such employee's number of completed years of Benefit Service (as defined in the plan) not to exceed 35 years. Final Average Monthly Compensation is equal to the average of an employee's monthly cash compensation during the five-year period prior to such employee's Normal or Early Retirement, or termination of employment prior to Normal Retirement Date (as defined in the plan).

        As an addition to the defined benefit retirement plan, the Subsidiary Bank maintains a supplemental retirement plan which is an unfunded excess benefit plan. The purpose of this plan is to provide retirement benefits to employees that cannot be provided through the defined benefit retirement plan due to the benefit limits imposed by Internal Revenue Code Section 415. Code
Section 415 places a limit on the amount of annual benefits which can be provided to individual employee participants in the defined benefit retirement plan.

        The following table illustrates combined estimated annual benefits payable upon retirement or upon written election of the participant if the participant continues to work after his Normal Retirement Date, under the Company's defined benefit retirement plan and the Subsidiary Bank's supplemental retirement plan, to persons in the specified remuneration and years of service classifications. Because the covered remuneration equals cash compensation, excluding bonuses, the remuneration categories below reflect the base salary amounts in the summary compensation table. The amounts presented are straight life annuity amounts and are not subject to any deduction for social security or other offset amounts. The following amounts are overstated to the extent that social security covered compensation for an individual may exceed $15,000.


                                     PENSION PLAN TABLE
REMUNERATION                      YEARS OF CREDITED SERVICE
------------ -------------------------------------------------------------------
                15         20          25          30          35          40
  $100,000   $19,542    $ 26,056    $ 32,570    $ 39,083    $ 45,597    $ 50,597
   150,000    30,792      41,056      51,320      61,583      71,847      79,347
   200,000    42,042      56,056      70,070      84,083      98,097     108,097
   250,000    53,292      71,056      88,820     106,583     124,347     136,847
   300,000    64,542      86,056     107,570     129,083     150,597     165,597
   350,000    75,792     101,056     126,320     151,583     176,847     194,347
   400,000    87,042     116,056     145,070     174,083     203,097     223,097
   450,000    98,292     131,056     163,820     196,583     229,347     251,847

        The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 2001, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                       COVERED       COMPLETED YEARS OF  TOTAL YEARS OF CREDITED
                   COMPENSATION AS  CREDITED SERVICE AS     SERVICE AT NORMAL
NAME                 OF 12/31/01        OF 12/31/01         RETIREMENT AGE(65)
--------------------------------------------------------------------------------
C.Q. Chandler (1)      $175,000             51.75                  41.50
C.Q. Chandler IV        405,833             26.00                  42.50
J.V. Lentell            252,167             35.83                  37.42
R.L. Baldwin            248,333              5.92                  21.40
J.L. Smith              165,833             10.75                  31.58

        (1) C.Q. Chandler elected in writing, as permitted under the plan, to commence receipt of his normal retirement benefit in the form of a lump sum payment. This payment was received by C.Q. Chandler in December 1992.

        COMPENSATION OF DIRECTORS
        -------------------------
        The directors of the Company receive no remuneration for serving in that capacity. However, the directors of the Company are also directors of the Subsidiary Bank, and in that capacity receive fees of $1,500 per quarter and $750 for each board meeting attended. In addition, directors who are not full-time bank employees of the Subsidiary Bank receive $200 for each Discount Committee and CRA Committee meeting attended, $300 for each Audit Committee and Trust Department Examining Committee meeting, and $150 for all other committee meetings attended.

        In 1983, 1984 and 1986, the Board of Directors of the Subsidiary Bank adopted unfunded Outside Directors' Deferred Compensation Plans which were open to directors of the Subsidiary Bank who are not full-time bank employees and who chose to participate. Under these plans, a participating director had the option to defer up to 100 percent of his quarterly fee. Benefit payment amounts relate to the fee deferred and accrual of interest at an above market rate. At retirement (age 70), benefits will be paid on a monthly basis for 120 months, with any installments not paid prior to a participant's death being paid to his designated beneficiary. If a director ceases to serve as such prior to attaining age 70, the participating director will receive reduced benefit payments related to the fees deferred and the duration of his participation.

        The Board of Directors of the Company adopted an unfunded Outside Directors' Deferred Compensation Plan in 1990 which was open to directors of the Company who were not full-time Company or Subsidiary Bank employees and who chose to participate. Under the plan, a participating director had the option to defer 100 percent of his 1990 quarterly fee paid by the Subsidiary Bank. Benefit payments and other terms of the plan are the same as the Subsidiary Bank plans described in the previous paragraph.

        CHANGE-IN-CONTROL ARRANGEMENTS
        ------------------------------
        Under unfunded Executive Deferred Compensation Plans established in 1983, 1984 and 1986 by the Subsidiary Bank and in 1990 by the Company, in which C.Q. Chandler and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 2001, for C.Q. Chandler and C.Q. Chandler IV, would have been $1,289,735 and $3,063,255, respectively. If the employee dies after termination of employment but before payment of any amount under this paragraph, then such amount shall be paid to the beneficiary or beneficiaries named as soon as practical after the employee's death.

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

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
        -----------------------------------------------------------
        The current members of the Company's compensation committee are C. Robert Buford, Kenneth F. Shannon, and Donald C. Slawson. None of the members of the committee have ever served as an officer or employee of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

        The following table sets forth information as of January 31, 2002 relating to the beneficial ownership of the Company's common stock by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                            SHARES OF COMMON
                                                            STOCK BENEFICIALLY
                                                                 OWNED(1)
                                                            --------------------
                                                                 OWNED AT
NAME                     ADDRESS                            JANUARY 31, 2002(2)
--------------------------------------------------------------------------------
Ronald L. Baldwin        9414 E. Woodspring                       10,900(3)
                         Wichita, KS  67226

C. Robert Buford         9176 E. 13th St.                          2,053
                         Wichita, KS  67206

Frank L. Carney          1740 Barrier Cove                         1,133
                         Wichita, KS  67206

Charles Q. Chandler      Box One                                  88,445(4)
                         Wichita, KS  67201

Charles Q. Chandler IV   Box One                                  67,827(5)
                         Wichita, KS  67201

Anderson W. Chandler     2327 SW Mayfair Place                   276,933(6)
                         Topeka, KS  66611

David T. Chandler        c/o First National Bank                 264,312(6)
                         Pratt, KS  67124

George T. Chandler       c/o First National Bank                 225,206(6)
                         Pratt, KS  67124

Stephen L. Clark         1625 N. Gatewood                            425
                         Wichita, KS  67206

Robert L. Darmon         8509 Huntington                           5,880(7)
                         Wichita, KS  67206

Charles W. Dieker        632 Birkdale Dr.                          2,866
                         Wichita, KS  67230

Martin K. Eby, Jr.       P.O. Box 1679                             6,799
                         Wichita, KS  67201

Richard M. Kerschen      144 Rutland                                  25
                         Wichita, KS  67206

Thomas D. Kitch          115 S. Rutan                                 25
                         Wichita, KS  67218

Eric T. Knorr            P.O. Box 206                             29,954(8)
                         Wichita, KS  67201

Charles G. Koch          P.O. Box 2256                            99,084
                         Wichita, KS  67201

J.V. Lentell             1700 Laurel Cove                         11,385(9)
                         Wichita, KS  67206

William B. Moore         2764 N. North Shore Ct.                     100
                         Wichita, KS  67205

Paul A. Seymour, Jr.     8500 Killarney Place                    121,033(10)
                         Wichita, KS  67206

Kenneth F. Shannon       820 N. Linden                                25
                         Wichita, KS  67206

Donald C. Slawson        104 South Broadway,                       4,260(11)
                         Suite 200
                         Wichita, KS  67202

Jay L. Smith             945 Woodridge Ct.                         5,664(12)
                         Wichita, KS  67206

John T. Stewart III      P.O. Box 2                              145,226
                         Wellington, KS  67152

Jeffrey L. Turner        1320 N. Covington Circle                     25
                         Wichita, KS  67212

Directors and Executive
Officers as a Group (22 persons)                                 828,340(13)

      (1) The officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:


                                                    Percentage Ownership
                                                      of Common Stock
            Charles Q. Chandler III                         3.76%
            Charles Q. Chandler IV                          2.87%
            Anderson W. Chandler*                          11.82%
            David T. Chandler*                             11.29%
            George T. Chandler*                             9.62%
            Eric T. Knorr                                   1.28%
            Charles G. Koch                                 4.23%
            Paul A. Seymour, Jr.                            5.17%
            John T. Stewart III                             6.20%


            *Includes   shares   directly   owned  and  shares   controlled   as
      co-trustees. See (6).

            The Directors and Executive Officers as a group beneficially owned 34.54% of the Company's common stock.

      (2)   Includes shares issuable upon exercise of common stock options.

      (3) Mr. Baldwin's beneficial ownership includes 100 shares of common stock over which he shares voting and investment powers with his wife, Cindy Baldwin and currently exercisable options to purchase 10,800 shares of common stock.

      (4) Includes currently exercisable options to purchase 9,264 shares of common stock. Does not include 225,206 shares of common stock beneficially owned by George T. Chandler (uncle), and 67,827 shares of common stock beneficially owned by Charles Q. Chandler IV (son).

      (5) Includes currently exercisable options to purchase 21,657 shares of common stock. Does not include 95 shares of common stock owned by Marla J. Chandler (wife).

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

            (d) 100 shares of common stock held in the Anderson W. Chandler Trust and 148,360 shares of common stock held by the Anderson
                  W. Chandler Limited Partnership all of which are beneficially owned by Anderson Chandler over which he has sole voting and investment power.

            (e) 2,000 shares of common stock held in David Chandler's name over which he has sole voting and investment power.

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

      (9) Includes currently exercisable options to purchase 9,064 shares of common stock.

      (10)  Mr.  Seymour's  beneficial  ownership is comprised of the following:
            (a) 100 shares of common stock held in his name over which he has sole voting and investment power; (b) 28,100 shares of common stock held by John Wofford Seymour and 4,000 shares held in the John Wofford Seymour family trust over which he shares voting and investment power with Dorothea W. Seymour; (c) 31,353 shares of common stock held by William Todd Seymour over which he shares voting and investment power with Dorothea W. Seymour; (d) 28,740 shares of common stock held in the Elizabeth Seymour Trust U/A over which he shares voting and investment power with Dorothea W. Seymour; and (e) 28,740 shares of common stock held in the Katherine Seymour Trust U/A over which he shares voting and investment power with Dorothea W. Seymour.

      (11) Mr. Slawson's beneficial ownership is comprised of (a) 100 shares of common stock held in his name over which he has sole voting and investment power; and (b) 4,160 shares of common stock held by the Judith A. Slawson (wife) Living Trust over which he has shared voting and investment power.

      (12) Includes currently exercisable options to purchase 5,564 shares of common stock.

      (13) Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

        CERTAIN BUSINESS RELATIONSHIPS
        ------------------------------
        Neither the Company nor any of its subsidiaries entered into during 2001 or has proposed to enter into any material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

        INDEBTEDNESS OF MANAGEMENT
        --------------------------
        There are outstanding loans by the Subsidiary Bank to other officers and directors of the Company or its subsidiaries or to their immediate family members or associates, but all such loans have been made in compliance with applicable regulations, in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, and the same underwriting standards as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------   ---------------------------------------------------------------

(a)   The following documents are filed as a part of this Report.

      1. Financial Statements - The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report:

            Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

            Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

           21     Subsidiaries of the Registrant


                * Exhibit relates to management compensation

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of 2001.

(c)   See above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTRUST Financial Corporation

Date:  March 12, 2002             By /s/ C. Q. Chandler
                                     ---------------------------------
                                     C. Q. Chandler
                                     Chairman of the Board
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 12, 2002                /s/ C. Q. Chandler
                                     ----------------------------------
                                     C. Q. Chandler
                                     Director, Chairman of the Board
                                       and Chief Executive Officer

Date:  March 12, 2002                /s/ Jay L. Smith
                                     ----------------------------------
                                     Jay L. Smith
                                     Executive Vice President
                                       and Chief Financial Officer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)

Date:  March 12, 2002                /s/ Ronald L. Baldwin
                                     ----------------------------------
                                     Ronald L. Baldwin
                                     Director

Date:  March 12, 2002                /s/ C. Robert Buford
                                     ----------------------------------
                                     C. Robert Buford
                                     Director

Date:  March 12, 2002                /s/ Frank L. Carney
                                     ----------------------------------
                                     Frank L. Carney
                                     Director

Date:  March 12, 2002                /s/ C. Q. Chandler IV
                                     ----------------------------------
                                     C. Q. Chandler IV
                                     Director

Date:  March 12, 2002                /s/ George T. Chandler
                                     ----------------------------------
                                     George T. Chandler
                                     Director

Date:  March 12, 2002                /s/ Stephen L. Clark
                                     ----------------------------------
                                     Stephen L. Clark
                                     Director

Date:  March 12, 2002                /s/ R. L. Darmon
                                     ----------------------------------
                                     R. L. Darmon
                                     Director

Date:  March 12, 2002                /s/ Charles W. Dieker
                                     ----------------------------------
                                     Charles W. Dieker
                                     Director

Date:  March 12, 2002                /s/ Martin K. Eby Jr.
                                     ----------------------------------
                                     Martin K. Eby Jr.
                                     Director

Date:  March 12, 2002                /s/ Richard M. Kerschen
                                     ----------------------------------
                                     Richard M. Kerschen
                                     Director

Date:  March 12, 2002                /s/ Thomas D. Kitch
                                     ----------------------------------
                                     Thomas D. Kitch
                                     Director

Date:  March 12, 2002                /s/ Eric T. Knorr
                                     ----------------------------------
                                     Eric T. Knorr
                                     Director

Date:  March 12, 2002
                                     ----------------------------------
                                     Charles G. Koch
                                     Director

Date:  March 12, 2002                /s/ J. V. Lentell
                                     ----------------------------------
                                     J. V. Lentell
                                     Director

Date:  March 12, 2002                /s/ William B. Moore
                                     ----------------------------------
                                     William B. Moore
                                     Director

Date:  March 12, 2002                /s/ Paul A. Seymour, Jr.
                                     ----------------------------------
                                     Paul A. Seymour, Jr.
                                     Director

Date:  March 12, 2002                /s/ Kenneth F. Shannon
                                     ----------------------------------
                                     Kenneth F. Shannon
                                     Director

Date:  March 12, 2002                /s/ Donald C. Slawson
                                     ----------------------------------
                                     Donald C. Slawson
                                     Director

Date:  March 12, 2002                /s/ John T. Stewart III
                                     ----------------------------------
                                     John T. Stewart III
                                     Director

Date:  March 12, 2002                /s/ Jeffery L. Turner
                                     ----------------------------------
                                     Jeffery L. Turner
                                     Director

Supplemental  Information to be Furnished with Reports Filed Pursuant to Section
--------------------------------------------------------------------------------
15(d) of the Act by Registrants which have not Registered Securities Pursuant to
--------------------------------------------------------------------------------
Section  12 of the  Act.
------------------------
Concurrently with the filing of this Form 10-K, Registrant is furnishing the Commission, for its information, four copies of INTRUST Financial Corporation's Annual Report to Shareholders.

                                INDEX TO EXHIBITS



EXHIBIT #                DESCRIPTION
---------                -----------

   11                    Computation of Earnings Per Share

   21                    Subsidiaries of the Registrant

                                   EXHIBIT 11

INTRUST FINANCIAL CORPORATION
Computation of Earnings Per Share
Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands except per share data)

                                                2001        2000        1999
--------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                      $26,519     $25,135     $22,458
----------------------------------------------==================================

Weighted average common shares outstanding    2,344,340   2,370,686   2,045,623

Basic earnings per share                         $11.31      $10.60      $10.98
----------------------------------------------==================================

Diluted Earnings per Share:
Net Income                                      $26,519     $25,135     $22,458
Net reduction in interest expense assuming
  conversion of capital notes                         0           0         575
--------------------------------------------------------------------------------
Net income                                      $26,519     $25,135     $23,033
----------------------------------------------==================================

Weighted average common shares outstanding
  assuming conversion of capital notes and
  exercise of stock options                   2,365,434   2,394,876   2,428,943

Diluted earnings per share                       $11.21      $10.50       $9.48
----------------------------------------------==================================

                                   EXHIBIT 21



                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------
                             AS OF DECEMBER 31, 2001


                                                                   PERCENTAGE
                                                                   OF VOTING
                                                JURISDICTION       SECURITIES
NAME                                          OF ORGANIZATION        OWNED
----                                          ---------------     ------------

INTRUST Bank, National Association             National Bank          100%

NestEgg Consulting Inc.                        Kansas                 100%

INTRUST Community Development Corporation      Kansas                 100%

INTRUST Capital Trust                          Delaware               100%

INTRUST Wealth Management Services, LLC        Kansas                 100%