Form 10-Q
period 2002-03-31
INTRUST FINANCIAL CORP /
filed 2002-05-14
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 23, 2002, there were 2,339,293 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                        March 31,   December 31,
Assets                                                    2002         2001
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $   96,004    $  159,708
    Federal funds sold                                     64,070        78,300
--------------------------------------------------------------------------------
        Total cash and cash equivalents                   160,074       238,008
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (fair value, $27,619 for 2002
      and $30,106 for 2001)                                27,109        29,538
   Available-for-sale, at fair value                      455,888       417,738
--------------------------------------------------------------------------------
        Total investment securities                       482,997       447,276
--------------------------------------------------------------------------------
Loans held-for-sale                                           432         4,876
Loans, net of allowance for loan losses of $27,887
   in 2002 and $25,904 in 2001                          1,759,817     1,743,838
Land, buildings and equipment, net                         47,327        47,794
Intangible assets                                          26,651        27,135
Other assets                                               44,096        46,570
--------------------------------------------------------------------------------
      Total assets                                     $2,521,394    $2,555,497
-------------------------------------------------------=========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                            $1,934,184    $1,969,137
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                    288,303       289,991
      Other                                                 7,312         9,357
--------------------------------------------------------------------------------
        Total short-term borrowings                       295,615       299,348
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                38,177        35,766
   Notes payable                                            5,000         5,000
   Guaranteed preferred beneficial interests in the
      Company's subordinated debentures                    57,500        57,500
--------------------------------------------------------------------------------
          Total liabilities                             2,330,476     2,366,751
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,783,650 shares issued
     in 2002 and 2001                                      13,918        13,918
   Capital surplus                                         21,725        21,725
   Retained earnings                                      198,253       193,675
   Treasury stock, at cost (444,206 shares in 2002
     and 440,466 shares in 2001)                          (43,493)      (43,002)
   Accumulated other comprehensive income, net of tax         515         2,430
--------------------------------------------------------------------------------
          Total stockholders' equity                      190,918       188,746
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,521,394    $2,555,497
-------------------------------------------------------=========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                                                Three Months
                                                               Ended March 31,
                                                             -------------------
                                                               2002       2001
--------------------------------------------------------------------------------
Interest income:
   Loans                                                     $28,043    $39,077
   Investment securities                                       5,543      6,830
   Federal funds sold and other                                  393        445
--------------------------------------------------------------------------------
       Total interest income                                  33,979     46,352
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                    9,969     16,292
   Federal funds purchased and securities sold under
      agreement to repurchase                                    782      4,058
   Subordinated debentures                                     1,185      1,184
   Other borrowings                                               62        281
--------------------------------------------------------------------------------
       Total interest expense                                 11,998     21,815
--------------------------------------------------------------------------------
       Net interest income                                    21,981     24,537
Provision for loan losses                                      3,000      2,670
--------------------------------------------------------------------------------
       Net interest income after provision for loan losses    18,981     21,867
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                         4,674      3,679
   Fiduciary income                                            2,896      2,983
   Credit card fees                                            2,177      2,837
   Other service charges, fees and income                      4,138      3,584
--------------------------------------------------------------------------------
       Total noninterest income                               13,885     13,083
--------------------------------------------------------------------------------
Noninterest expenses:
   Salaries and employee benefits                             11,942     11,689
   Net occupancy and equipment expense                         3,165      3,251
   Professional services                                       1,730        792
   Data processing expense                                     1,245      1,423
   Advertising and promotional activities                        964      1,052
   Postage and dispatch                                          604        760
   Supplies                                                      576        676
   Goodwill amortization                                         265        610
   Intangible assets amortization                                219        250
   Other                                                       2,101      2,357
--------------------------------------------------------------------------------
       Total noninterest expense                              22,811     22,860
--------------------------------------------------------------------------------
       Income before provision for income taxes               10,055     12,090
Provision for income taxes                                     3,602      4,700
--------------------------------------------------------------------------------
       Net income                                              6,453      7,390
Other comprehensive income (loss) - unrealized
   gains (losses) on securities                               (1,915)     1,676
--------------------------------------------------------------------------------
       Comprehensive income                                  $ 4,538    $ 9,066
-------------------------------------------------------------===================
Per share data:
   Basic earnings per share                                    $2.76      $3.15
-------------------------------------------------------------===================
   Diluted earnings per share                                  $2.73      $3.12
-------------------------------------------------------------===================
Cash dividends per share                                       $0.80      $0.80
-------------------------------------------------------------===================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                            (in thousands of dollars)
                                                            Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                              2002       2001
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net income                                               $   6,453   $   7,390
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                  3,000       2,670
   Provision for depreciation and amortization                2,253       2,447
   Amortization of premium and accretion of discount on
         investment securities                                  514      (1,153)
   Originations of loans held-for-sale                      (18,446)    (13,482)
   Proceeds from sales of loans held-for-sale                22,890      12,255
   Changes in assets and liabilities:
    Prepaid expenses and other assets                         1,448        (618)
    Income taxes                                              3,602       4,867
    Interest receivable                                        (255)        123
    Interest payable                                          1,922       1,384
    Other liabilities                                          (568)     (1,096)
    Other                                                        24          (9)
--------------------------------------------------------------------------------
     Net cash provided by operating activities               22,837      14,778
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (136,780)   (159,948)
   Investment securities matured or called                   95,911     147,380
   Proceeds from sale of investment securities
     available for sale                                       1,440       2,335
   Net increase in loans                                    (19,296)    (58,542)
   Purchases of land, buildings and equipment                (1,046)     (2,649)
   Proceeds from sale of equipment                               14          14
   Proceeds from sale of other real estate
     and repossessions                                          382         681
   Other                                                       (344)        (13)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (59,719)    (70,742)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                      (34,953)     46,521
   Net increase (decrease) in short-term borrowings          (3,733)     10,114
   Cash dividends                                            (1,875)     (1,882)
   Purchase of treasury stock                                  (491)       (885)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities   (41,052)     53,868
--------------------------------------------------------------------------------

       Decrease in cash and cash equivalents                (77,934)     (2,096)

Cash and cash equivalents at beginning of period            238,008     132,535
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $ 160,074   $ 130,439
----------------------------------------------------------======================

Supplemental disclosures
   Interest paid                                             $10,076    $20,431
   Income tax paid (refunded)                                $     0    $  (167)

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

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2001 INTRUST
Financial Corporation Annual Report on Form 10-K, except that the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS No. 142 generally provides that goodwill will no longer be amortized, but does require that goodwill be assessed for impairment (see footnote 5). Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 2001 Form 10-K for additional disclosure.


2.  Allowance for Loan Losses
    -------------------------

The following is a summary of the allowance for loan losses for the three months ended March 31, 2002 and 2001 (in thousands):

                                                            2002          2001
--------------------------------------------------------------------------------
Balance, January 1                                        $25,904       $28,972
Additions:
  Provision for loan losses                                 3,000         2,670
--------------------------------------------------------------------------------
                                                           28,904        31,642
Deductions:
  Loans charged off                                         1,915         2,002
  Less recoveries on loans
      previously charged off                                  898           845
--------------------------------------------------------------------------------
  Net loan losses                                           1,017         1,157
--------------------------------------------------------------------------------
Balance, March 31                                         $27,887       $30,485
----------------------------------------------------------======================

The following table discloses information about the recorded investment in loans that the Company has classified as impaired (in thousands of dollars):

              (A)              (B)                (C)              (D)
                     Amount in (A) for Which   Allowance    Amount in (A) for
             Total      There Is a Related     Associated   Which There Is No
           Impaired    Allowance for Loan     With Amounts  Related Allowance
March 31     Loans          Losses               in (B)      for Loan Losses
--------   --------  -----------------------  ------------  -----------------
  2002     $17,477         $17,192               $5,194               $285
  2001     $ 2,052         $ 2,052               $  819               $  0

The average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001, was $17,677,000 and $2,187,000, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. Such amount of interest income is not material to the Company's financial statements.


3.  Earnings Per Share Calculations
    -------------------------------

Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                             Three Months Ended
                                                                  March 31
--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------

Net income for earnings per share (in thousands of dollars)    $6,453     $7,390
------------------------------------------------------------====================

Weighted average shares for basic earnings per share        2,341,318  2,348,677
Shares issuable upon exercise of stock options                 20,604     22,322
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share      2,361,922  2,370,999
------------------------------------------------------------====================


4.  Segment Reporting
    -----------------

Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in the measurement of profit or loss since the last annual report. However, as a result of merging the Company's Oklahoma subsidiary, Will Rogers Bank, into INTRUST Bank, N. A., Oklahoma operations that were previously reported in the community banking segment are now allocated to remaining segments and the corporate nonsegment level. The community banking segment has, therefore, been eliminated. The following segment information, for 2001, has been restated to reflect this change.

                                                              Three Months Ended
                                                                   March 31,
  (in thousands of dollars)                                      2002     2001
  ------------------------------------------------------------------------------
  Revenues from external customers
     Consumer banking                                          $19,526  $20,938
     Commercial banking                                         13,737   12,999
     Wealth management                                           3,808    3,709

  Intercompany revenues
     Consumer banking                                          $   (34)     (16)
     Commercial banking                                              0        0
     Wealth management                                             130      131

  Segment profit
     Consumer banking                                          $ 3,177  $ 5,084
     Commercial banking                                          8,260    7,696
     Wealth management                                             203      416
  ------------------------------------------------------------------------------
       Profit from segments                                     11,640   13,196
       Expenses at corporate level not allocated to segments    (1,585)  (1,106)
  ------------------------------------------------------------------------------
       Consolidated income before provision for income taxes   $10,055  $12,090
  -------------------------------------------------------------=================


5.  Intangible Assets
    -----------------

At March 31, 2002 the company had recorded intangible asset balances of $26,651,000 on its statement of financial condition. This amount is comprised of the following components:

SFAS No. 72 goodwill                                                $12,487,000
Other goodwill                                                        8,392,000
Credit card royalty costs                                             5,772,000
--------------------------------------------------------------------------------
                                                                    $26,651,000
--------------------------------------------------------------------============

SFAS No.72 goodwill primarily represents excess purchase price incurred in the company's acquisition of certain branches of another financial institution in September 1999. In accordance with the provisions of SFAS No. 142 and SFAS No. 72, the company continues to amortize this goodwill over a fifteen-year period. Approximately $4,800,000 of the SFAS No. 72 goodwill is assigned to branches that are presently being marketed by the Company - see footnote 6. This goodwill will be considered as part of the carrying cost of net assets in determining the gain or loss on disposition of the branches if and when these branches are ultimately sold.

The credit card royalty costs represent advance payments made by the Company to certain affinity groups in order to obtain exclusive marketing rights to the members of those groups for an extended period of time. These costs are amortized over the life of the contract.

The other goodwill amount of $8,392,000 represents goodwill acquired in prior purchase business combinations. This goodwill is subject to impairment evaluation in accordance with the provisions of SFAS No. 142. The Company performed this assessment in the first quarter of 2002. The Company presently has a market capitalization of approximately $300,000,000 based on the current market price of its common stock. The Company's net book value at March 31, 2002 was $190,918,000. The Company evaluated the $8,392,000 of goodwill relative to its excess market valuation of $109,000,000 and determined that no impairment loss existed at March 31, 2002. SFAS No. 142 requires that goodwill be pushed down to each reporting unit for purposes of impairment valuation.

The Company has determined that its operating segments constitute its reporting units. The consumer banking segment is comprised of the Company's retail branches, consumer lending and credit card operations. The commercial banking segment consists of those areas of the Company that provide commercial lending services and other commercial banking products. The wealth management segment provides personal and institutional trust and support services. After performing the initial analysis of the expected cash flows from each of the reporting units and comparing these expected cash flows to the amount of goodwill subject to impairment valuation, the Company believes that allocating goodwill among its three reporting units will not enhance the analysis of financial information and related disclosures.

The Financial Accounting Standards Board ("FASB") presently has a narrow scope project underway to review the accounting treatment associated with SFAS No. 72 goodwill. Based on the current project plan, an exposure draft is to be issued in the second quarter of 2002, with issuance of a final Statement expected in the fourth quarter. The Company is uncertain of the financial statement effect, if any, that would result from adoption of this proposed Statement.

                                                       As of March 31, 2002
                                                   Gross Carrying   Accumulated
(in thousands of dollars)                              Amount       Amortization
--------------------------------------------------------------------------------
Amortized Intangible Assets
   Credit card royalty costs                          $ 9,392          $3,620
   SFAS No. 72 goodwill                                15,438           2,951
--------------------------------------------------------------------------------
   Total                                              $24,830          $6,571
---------------------------------------------------=============================

Aggregate Amortization Expense:
   For the period ended March 31, 2002                                   $484

Estimated Amortization Expense:
   For the year ended December 31, 2002                                $1,989
   For the year ended December 31, 2003                                $1,936
   For the year ended December 31, 2004                                $1,881
   For the year ended December 31, 2005                                $1,793
   For the year ended December 31, 2006                                $1,685
   For the year ended December 31, 2007                                $1,618

Goodwill
The carrying amount of goodwill for the period ended March 31, 2002 is $8,392,000. There were no changes in the carrying amount of goodwill during the quarter ended March 31, 2002.

Goodwill - Adoption of Statement 142
                                                  For the Period Ended March 31,
(dollars in thousands except per share data)          2002               2001
--------------------------------------------------------------------------------
Net income                                           $6,453             $7,390
Add back goodwill amortization                         ---                 326
--------------------------------------------------------------------------------
Adjusted net income                                  $6,453             $7,716
--------------------------------------------------==============================

Basic earnings per share:
Net income                                            $2.76              $3.15
Goodwill amortization                                  ---                 .14
--------------------------------------------------------------------------------
Adjusted net income                                   $2.76              $3.29
--------------------------------------------------==============================

Diluted earnings per share:
Net income                                            $2.73               $3.12
Goodwill amortization                                  ---                  .13
--------------------------------------------------------------------------------
Adjusted net income                                   $2.73               $3.25
--------------------------------------------------==============================


6.  Proposed Branch Divestiture
    ---------------------------

On April 17, 2002 one of the Company's subsidiaries announced its intention to sell seven branch banking facilities. Total deposits at these branches aggregate approximately $125 million. The Company anticipates that the sale of these branches would be concluded in the third quarter, subject to the receipt of acceptable offers and the satisfaction of regulatory requirements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended March 31, 2002 was $6,453,000, a decline of 12.7% from the comparable prior amount. The extremely low interest rate environment has negatively affected the Company's net interest income, and the general weakness in the economy has resulted in a year-over-year increase in the provision for loan losses. First quarter 2002 net income did however, increase $1,461,000 over fourth quarter 2001 levels.

NET INTEREST INCOME
As has been discussed in previous filings, the unprecedented easing by the Federal Reserve in 2001 has negatively impacted the Company's net interest income. The Company's balance sheet is structured such that the dollar amount of assets that reprice in a twelve month period is only slightly less than the dollar amount of liabilities that are subject to repricing in that same period. Over the last year, both assets and liabilities have repriced downward, but the interest margin has experienced compression as competitive factors have prevented the Company from reducing rates on its interest-bearing liabilities to the same degree that rates on earning assets have declined. This has resulted in the Company recording a year-over-year decline in the yield on interest-earning assets of 264 basis points, while the cost of interest-bearing liabilities has fallen 209 basis points over the same period.

The income statement effect of this compression in the interest margin was a year-over-year reduction in first quarter net interest income of $2,556,000. Interest income of $33,979,000 was recorded in the first quarter of the current year. This is a decline of $2,766,000 from the amount recorded in the previous quarter and a reduction of $12,373,000 from the same period last year. First quarter average interest-earning assets have increased approximately 4.3% over the comparable period of 2001. Approximately one-fourth of the increase is due to the termination of the Company's credit card securitization and bringing those outstanding receivable balances back on the balance sheet. However, the increase in interest income attributable to this volume increase is significantly less than the decrease resulting from a 264 basis point reduction in the yield on over $2 billion in earning assets. The overall composition of interest-earning assets has changed modestly over the last twelve months. The slowing of the economy has resulted in a moderation in the rate of growth in the Company's loan portfolio. Loans comprised 75.6% of average interest-earning assets in the current quarter. The comparable percentage in the first quarter of 2001 was 78.2%. As loans typically carry a higher-rate of interest than other interest-earning assets, having a smaller percentage of interest-earning assets comprised of loans does serve to reduce the overall yield on interest-earning assets.

As noted above, funding costs have also declined over the last year, but by a lesser amount than the yield on earning assets. Average interest-bearing liabilities increased 2.17% over comparable prior year levels, resulting in increased interest expense of approximately $250,000. This was more than offset by the 209 basis point decline in the quarterly cost of funds, which served to reduce 2002 interest expense by slightly less than $10 million from comparable 2001 levels. The Company's funding costs also benefited from an increase in non-interest bearing demand deposits. These deposits comprised 21% of average total deposits for the quarter ended March 31, 2002, increasing 1.6% over the comparable prior year percentage.

The Company does not expect significant action by the Federal Reserve in the second quarter or the remainder of 2002, but it does believe its principal markets will continue to remain quite competitive and sensitive to interest rate movement. It expects the low interest rate environment to remain throughout 2002, and does not anticipate significant improvement in the interest margin this year.

PROVISION FOR LOAN LOSSES
The Company recorded a provision for loan losses of $3,000,000, an increase of $330,000 over the amount recorded in the comparable period in 2001. First quarter net charge-offs totaled $1,017,000, declining $140,000 from prior year amounts. As noted above, the Company terminated its credit card securitization in the first quarter of this year. The Company now recognizes charge-offs on those accounts that had been previously securitized and sold. Net credit card charge-offs in 2002 were $1,099,000, compared to $977,000 in 2001.

Nonaccrual loans have increased from $16,747,000 at December 31, 2001 to $20,482,000 at March 31, 2002. This increase is attributable to one agribusiness credit in southern Kansas, in which the Company has a participating interest. 40% of the Company's nonaccrual loans are the result of participating in loans where another financial institution is the lead lender. The Company has disclosed in previous filings that one loan presently in nonaccrual status and on which the Company had recorded a significant charge-off was in the process of being restructured. The company to which the loan had been extended has since received a purchase offer that must be approved by its shareholders. It remains to be seen whether the shareholders will approve the proposed purchase, but if the offer is approved and the purchase takes place, the Company anticipates recording a recovery of approximately $2,000,000.

The Company's allowance for loan losses at March 31, 2002 was equal to 1.56% of total loans and 128% of nonaccrual, past due and restructured loans. Comparable amounts at December 31, 2001 and March 31, 2001 were 1.46% and 144%, and 1.71% and 608%, respectively. While it is possible that the potential recovery discussed above could favorably impact the amount recorded in the provision for loan losses in future quarters, the Company is also mindful of the continued weakness that is present in the economy and continues to closely monitor potential changes in the financial condition of its customer base.


Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                               March 31,
                                                           2002         2001
--------------------------------------------------------------------------------
Amount of loans at period-end                           $1,787,704   $1,785,482
--------------------------------------------------------========================

YTD Average loans outstanding                           $1,761,034   $1,746,160
--------------------------------------------------------========================

Beginning balance of allowance for loan losses             $25,904      $28,972

Loans charged-off
   Commercial, Financial and Agricultural                      146          362
   Credit Card                                               1,328        1,263
   Installment                                                 441          377
--------------------------------------------------------------------------------
Total loans charged off                                      1,915        2,002
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, Financial and Agricultural                      515          463
   Real Estate-Mortgage                                          0            1
   Credit Card                                                 229          286
   Installment                                                 154           95
--------------------------------------------------------------------------------
Total recoveries                                               898          845
--------------------------------------------------------------------------------

Net loans charged off                                        1,017        1,157

Provision charged to expense                                 3,000        2,670
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses                $27,887      $30,485
--------------------------------------------------------========================

Net charge-offs/average loans                                0.06%        0.07%
--------------------------------------------------------========================

Allowance for loan losses/loans at period-end                1.56%        1.71%
--------------------------------------------------------========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                         March 31, 2002        December 31, 2001
--------------------------------------------------------------------------------
                                                   Percent               Percent
                                         Amount   of Total     Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial and Agricultural $  868,560    48.5%   $  851,191    48.1%
Real Estate-Construction                   66,371     3.7        55,060     3.1
Real Estate-Mortgage                      525,072    29.4       534,662    30.2
Installment, excluding credit card        165,731     9.3       180,545    10.2
Credit card                               161,970     9.1       148,284     8.4
--------------------------------------------------------------------------------
  Subtotal                              1,787,704   100.0%    1,769,742   100.0%
Allowance for loan losses                 (27,887)              (25,904)
--------------------------------------------------------------------------------
  Total                                $1,759,817            $1,743,838
---------------------------------------=========================================

As noted above, loans considered risk elements, as presented in the following table did increase this quarter. These loans comprised 1.21% of total loans at March 31, 2002, compared to 1.01% of total loans at December 31, 2001 and .28% of total loans March 31, 2001. Management is not aware of issues other than those described above that would significantly impact the credit quality of the loan portfolio in 2002. Management believes the allowance for loan losses to be adequate at this time.

                                                   March, 31        December 31,
(in thousands of dollars)                             2002              2001
--------------------------------------------------------------------------------
Loan Categories
     Nonaccrual Loans                               $20,482           $16,747
     Past Due 90 days or more                         1,241             1,204
--------------------------------------------------------------------------------
Total                                               $21,723           $17,951
---------------------------------------------------=============================

LIQUIDITY AND CAPITAL RESOURCES
The Company considered its liquidity level adequate at March 31, 2002. Continued growth in the Company's loan portfolio resulted in the loan/deposit ratio (including loans held-for-sale) equaling 92.4% at March 31, 2002. Comparable amounts at December 31, 2001 and March 31, 2001 were 90.1% and 94.6%, respectively. The Company's membership in the Federal Home Loan Bank of Topeka provides a secondary source of liquidity. In addition, the Company maintains a variety of funding sources, including core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 69% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 27% of the portfolio. The Company maintains a relatively short weighted average maturity in this portion of its investment portfolio. At March 31, 2002, the average maturity of United States government and agency securities and mortgage-backed securities was 3 years and 2 months, and the average maturity of municipal securities was 2 years and 7 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at March 31, 2002, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At March 31, 2002, the Company's total capital to risk-weighted assets ratio was 12.4% and its Tier 1 capital to risk-weighted assets ratio was 11.1%.

In addition to the aforementioned regulatory requirements, the Company's subsidiary bank met all required minimum capital ratios.

OTHER INCOME AND OTHER EXPENSE
Current year first quarter noninterest income totaled $13,885,000, increasing 6.1% over first quarter 2001 amounts. This quarter's noninterest income was $129,000 less than that of the preceding quarter. The year-over-year increase is due principally to pricing initiatives which commenced in the second quarter of 2001. The quarter-over-quarter decline is due to the termination of the Company's participation in its remaining credit card securitization transaction. Net amounts that had previously been reported as non-interest income are now reported as interest income and affect the provision for loan losses.


Service charges on deposit accounts increased 27%, or $995,000, over comparable prior year amounts. Approximately 55% of this increase resulted from revised pricing and increased volumes associated with overdrafts and insufficient funds activity. Most of the remaining increase was attributable to increased service charges on commercial accounts. The Company continues to see growth in its commercial account base, and the low interest rate environment results in a lesser earnings credit rate on commercial accounts. With these accounts receiving a reduced earnings credit, service charges on commercial accounts increase.

Fiduciary income declined 2.9% from prior year levels but increased 2% from the amount recorded in the preceding quarter. U.S. equity markets generally recorded increases during the first quarter, with the Dow Jones Industrial Average increasing 3. 8% during the three-month period ended March 31, 2002. As a result of this increase, the Company recorded a 2.4% increase in assets under management during the quarter, which translated into the aforementioned increase in revenue. The year-over-year decline is due principally to the composition of assets under management. Personal and institutional trusts comprised 42.2% of assets under management during the quarter ended March 31, 2002. The comparable percentage in 2001 was 47.9%. Fee income on these accounts is greater than that recorded for other types of assets under management, thus the year-over-year decline in revenues.

Credit card fees declined $660,000 from prior year levels as the termination of the credit card securitization conduit referred to above resulted in a lesser level of fee income. Excess servicing revenue attributable to securitized accounts in 2002 declined $243,000 from prior year levels. The majority of the remaining year-over-year decline was due to decreased levels of both penalty fees and merchant revenue. The softness in the economy, combined with the lingering effects of September 11 have resulted in a decline in transaction volume when compared to the same period of the preceding year.

Other service charges, fees and income increased $554,000 over comparable 2001 amounts. Approximately one-half of this increase is due to the receipt of life insurance proceeds on two former employees on which the Company maintained insurance coverage. The remainder of the increase is attributable to a higher level of sales activity in the Company's broker-dealer subsidiary, increased loan fees on mortgage loans originated and sold, and increased credit life commission income arising from a home equity loan promotion.

Total noninterest expense declined $49,000 from the first quarter of 2001. The effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" was to reduce goodwill amortization by $329,000. Had this Statement not been adopted, the year-over-year increase in noninterest expense would have been $280,000, or 1.2%. As has been disclosed in previous filings, the Company outsourced wealth management operational support to SunGard Wealth Management Services, LLC ("SunGard"). As a result of taking this action, the Company recorded an increase in professional services cost in 2002, while many other noninterest expense line items reflected declines this year when compared to comparable 2001 amounts.

Salaries and employee benefit costs increased $253,000, or 2.2%, over comparable 2001 amounts. The Company estimates that without the SunGard transaction salary and employee benefit costs would have increased approximately $700,000. One-fourth of this increase is due to new personnel in the Company's wealth management staff in Johnson County, Kansas. Another 20% of the increase arises from increased health insurance and employee benefit plan expense. General wage increases comprise the majority of the remaining increase.

Net occupancy and equipment expense declined 2.6% from prior year amounts. Two-thirds of this decline was the result of reduced utility costs. Utility expense in 2001 was abnormally high by historical standards and returned to more normal levels in 2002. The Company also recorded reductions in depreciation expense and new fixed asset purchases.

Data processing expense declined 12.5% from comparable 2001 amounts, and postage and dispatch costs fell 20.5% when compared to 2001 totals. As was noted last year, the Company incurred certain programming costs associated with revisions made to much of its product line. In addition, postage costs were incurred in order to notify all customers of these product changes. Similar expenses were not incurred in 2002. Advertising and promotional expense declined nominally from prior year amounts. In 2001, certain production costs were incurred in connection with a new advertising campaign that commenced in the second quarter. There was no such activity in the first quarter of 2002. Supplies expense and other noninterest expense declined 14.8% and 10.9%, respectively from comparable 2001 amounts. The Company continues to examine all areas of noninterest expense, including supplies, to reduce its expense structure. The reduction in other noninterest expense was due primarily to a reduction in net credit card processing costs and item processing costs.

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of Statement No. 143 will have a material impact on its operating results or its financial condition.

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


INTRUST Financial Corporation




Date:  May 14, 2002                    By: /s/ C.Q. Chandler IV
                                          ---------------------
                                               C.Q. Chandler IV
                                               President
                                               (Principal Executive Officer)




Date:  May 14, 2002                     By: /s/ Jay L. Smith
                                           -----------------
                                                Jay L. Smith
                                                Chief Financial Officer
                                                (Principal Accounting Officer)