Form 10-Q
period 2002-06-30
INTRUST FINANCIAL CORP /
filed 2002-08-09
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 22, 2002, there were 2,336,762 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                        June 30,    December 31,
Assets                                                    2002          2001
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $  103,695    $  159,708
    Federal funds sold                                     29,560        78,300
--------------------------------------------------------------------------------
        Total cash and cash equivalents                   133,255       238,008
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (fair value, $23,073 for 2002
     and $30,106 for 2001)                                 22,857        29,538
   Available-for-sale, at fair value                      444,316       417,738
--------------------------------------------------------------------------------
        Total investment securities                       467,173       447,276
--------------------------------------------------------------------------------
Loans held-for-sale                                         1,576         4,876
Loans, net of allowance for loan losses of $30,131
  in 2002 and $25,904 in 2001                           1,777,878     1,743,838
Land, buildings and equipment, net                         47,212        47,794
Intangible assets                                          26,141        27,135
Other assets                                               41,593        46,570
--------------------------------------------------------------------------------
      Total assets                                     $2,494,828    $2,555,497
-------------------------------------------------------=========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                            $1,908,117    $1,969,137
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                    288,860       289,991
      Other                                                 9,040         9,357
--------------------------------------------------------------------------------
        Total short-term borrowings                       297,900       299,348
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                28,465        35,766
   Notes payable                                            5,000         5,000
   Guaranteed preferred beneficial interests in the
       Company's subordinated debentures                   57,500        57,500
--------------------------------------------------------------------------------
          Total liabilities                             2,296,982     2,366,751
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,783,650 shares issued
     in 2002 and 2001                                      13,918        13,918
   Capital surplus                                         21,725        21,725
   Retained earnings                                      202,551       193,675
   Treasury stock, at cost (444,722 shares in 2002
     and 440,466 shares in 2001)                          (43,561)      (43,002)
   Accumulated other comprehensive income, net of tax       3,213         2,430
--------------------------------------------------------------------------------
          Total stockholders' equity                      197,846       188,746
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,494,828    $2,555,497
-------------------------------------------------------=========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                            ------------------------------------
                                              2002     2001      2002     2001
--------------------------------------------------------------------------------
Interest income:
  Loans                                     $28,620  $36,696    $56,663  $75,773
  Investment securities                       5,620    6,722     11,163   13,552
  Federal funds sold and other                  235      566        628    1,011
--------------------------------------------------------------------------------
      Total interest income                  34,475   43,984     68,454   90,336
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                    9,264   15,992     19,233   32,284
  Federal funds purchased and securities
    sold under agreement to repurchase          660    2,812      1,442    6,870
  Subordinated debentures                     1,184    1,185      2,369    2,369
  Other borrowings                               58      226        120      507
--------------------------------------------------------------------------------
      Total interest expense                 11,166   20,215     23,164   42,030
--------------------------------------------------------------------------------
      Net interest income                    23,309   23,769     45,290   48,306
Provision for loan losses                     2,500    2,920      5,500    5,590
--------------------------------------------------------------------------------
      Net interest income after provision
        for loan losses                      20,809   20,849     39,790   42,716
--------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts         4,779    4,576      9,453    8,255
  Fiduciary income                            2,897    3,113      5,793    6,096
  Credit card fees                            1,978    3,037      4,155    5,874
  Other service charges, fees and income      3,978    3,712      8,116    7,296
--------------------------------------------------------------------------------
      Total noninterest income               13,632   14,438     27,517   27,521
--------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits             11,952   12,279     23,894   23,968
  Net occupancy and equipment expense         3,368    3,328      6,533    6,579
  Professional services                       2,041      750      3,771    1,542
  Data processing expense                     1,422    1,295      2,667    2,718
  Advertising and promotional activities        908    1,159      1,872    2,211
  Postage and dispatch                          571      650      1,175    1,410
  Supplies                                      465      635      1,041    1,311
  Goodwill amortization                         268      594        533    1,204
  Intangible assets amortization                242      249        461      499
  Other                                       3,480    2,316      5,581    4,673
--------------------------------------------------------------------------------
      Total noninterest expense              24,717   23,255     47,528   46,115
--------------------------------------------------------------------------------
      Income before provision for
        income taxes                          9,724   12,032     19,779   24,122
Provision for income taxes                    3,555    4,657      7,157    9,357
--------------------------------------------------------------------------------
      Net income                              6,169    7,375     12,622   14,765
Other comprehensive income (loss) -
  unrealized gains (losses) on securities     2,698     (338)       783    1,338
--------------------------------------------------------------------------------
      Comprehensive income                  $ 8,867  $ 7,037    $13,405  $16,103
---------------------------------------------===================================
Per share data:
  Basic earnings per share                    $2.64    $3.15      $5.39    $6.29
---------------------------------------------===================================
  Diluted earnings per share                  $2.61    $3.11      $5.34    $6.23
---------------------------------------------===================================
  Cash dividends                              $0.80    $0.80      $1.60    $1.60
---------------------------------------------===================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                      (Unaudited - in thousands of dollars)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2002        2001
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
Net Income                                                $  12,622   $  14,765
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for loan losses                                  5,500       5,590
   Provision for depreciation and amortization                4,540       4,891
   Amortization of premium and accretion of discount on
         investment securities                                  939      (1,996)
   Originations of loans held-for-sale                      (39,584)    (33,926)
   Proceeds from sales of loans held-for-sale                42,884      33,195
   Changes in assets and liabilities:
    Prepaid expenses and other assets                         1,370        (964)
    Income taxes                                             (5,440)      2,539
    Interest receivable                                         897      (1,062)
    Interest payable                                          2,864       2,897
    Other liabilities                                        (1,591)       (659)
    Other                                                       144          13
--------------------------------------------------------------------------------
     Net cash provided by operating activities               25,144      25,283
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                       (162,914)   (326,184)
   Investment securities matured or called                  141,943     340,210
   Proceeds from sale of investment securities
     available-for-sale                                       1,440       2,335
   Net increase in loans                                    (41,384)    (65,111)
   Purchases of land, buildings and equipment                (2,564)     (4,387)
   Proceeds from sale of equipment                               16          26
   Proceeds from sale of other real estate
     and repossessions                                          723       1,156
   Other                                                       (385)       (100)
--------------------------------------------------------------------------------
     Net cash absorbed by investing activities              (63,124)    (52,055)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                      (61,020)      6,784
   Net increase (decrease) in short-term borrowings          (1,448)      7,793
   Cash dividends                                            (3,746)     (3,758)
   Purchase of treasury stock                                  (559)     (1,159)
--------------------------------------------------------------------------------
     Net cash provided (absorbed)
      by financing activities                               (66,773)      9,660
--------------------------------------------------------------------------------

       Decrease in cash and cash equivalents               (104,753)    (17,112)

Cash and cash equivalents at beginning of period            238,008     132,535
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $ 133,255   $ 115,423
----------------------------------------------------------======================

Supplemental disclosures
   Interest paid                                            $20,300     $39,133
   Income tax paid                                          $12,597     $ 6,818

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


2.  Allowance for Loan Losses
    -------------------------

The following is a summary of the allowance for loan losses for the six months ended June 30, 2002 and 2001 (in thousands of dollars):


                                                              2002        2001
   -----------------------------------------------------------------------------
   Balance, January 1                                        $25,904     $28,972
   Additions:
     Provision for loan losses                                 5,500       5,590
   -----------------------------------------------------------------------------
                                                              31,404      34,562
   Deductions:
     Loans charged off                                         5,483       4,524
     Less recoveries on loans
         previously charged off                                4,210       1,529
   -----------------------------------------------------------------------------
     Net loan losses                                           1,273       2,995
   -----------------------------------------------------------------------------
   Balance, June 30                                          $30,131     $31,567
   ----------------------------------------------------------===================

The following table discloses information about the recorded investment in loans that the Company has classified as impaired (in thousands of dollars):

              (A)              (B)                (C)              (D)
                     Amount in (A) for Which   Allowance    Amount in (A) for
             Total      There Is a Related     Associated   Which There Is No
           Impaired    Allowance for Loan     With Amounts  Related Allowance
 June 30     Loans          Losses               in (B)      for Loan Losses
--------   --------  -----------------------  ------------  -----------------
  2002      $10,518         $10,414              $6,106           $104
  2001      $11,586         $11,586              $3,890           $  0

The average recorded investment in impaired loans for the six months ended June 30, 2002 and 2001, was $8,046,000 and $11,570,000, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. Such amount of interest income is not material to the Company's financial statements.


3.  Earnings Per Share Calculations
    -------------------------------

Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                              Six Months Ended
                                                                   June 30,
--------------------------------------------------------------------------------
                                                               2002        2001
--------------------------------------------------------------------------------

Net income for earnings per share (in thousands of dollars)   $12,622    $14,765
------------------------------------------------------------====================

Weighted average shares for basic earnings per share        2,340,234  2,346,602
Shares issuable upon exercise of stock options                 21,463     22,854
--------------------------------------------------------------------------------
Weighted average shares for diluted earnings per share      2,361,697  2,369,456
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

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          --------------------------------------
 (in thousands of dollars)                  2002      2001      2002      2001
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                      $20,127   $20,799   $39,653   $41,737
    Commercial banking                     14,185    13,534    27,922    26,533
    Wealth management                       3,782     3,856     7,590     7,565

 Intercompany revenues
    Consumer banking                      $   (46)  $   (22)  $   (80)  $   (38)
    Commercial banking                          0         0         0         0
    Wealth management                         139       126       269       257

 Segment profit
    Consumer banking                      $ 2,623   $ 4,773   $ 5,800   $ 9,857
    Commercial banking                      9,142     7,753    17,402    15,449
    Wealth management                         276       541       479       957
 -------------------------------------------------------------------------------
       Profit from segments                12,041    13,067    23,681    26,263
       Expenses at corporate level not
         allocated to segments             (2,317)   (1,035)   (3,902)   (2,141)
 -------------------------------------------------------------------------------
       Consolidated income before
         provision for income tax         $ 9,724   $12,032   $19,779   $24,122
 -----------------------------------------======================================


5.  Intangible Assets
    -----------------

At June 30, 2002 the company had recorded intangible asset balances of $26,141,000 on its statement of financial condition. This amount is comprised of the following components:

SFAS No. 72 goodwill                                                 $12,221,000
Other goodwill                                                         8,390,000
Credit card royalty costs                                              5,530,000
--------------------------------------------------------------------------------
                                                                     $26,141,000
---------------------------------------------------------------------===========

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

The other goodwill amount of $8,390,000 represents goodwill acquired in prior purchase business combinations. This goodwill is subject to impairment evaluation in accordance with the provisions of SFAS No. 142. The Company performed this assessment in the first quarter of 2002. The Company evaluated the $8,390,000 of goodwill and has determined that no impairment loss existed at June 30, 2002.

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

The Financial Accounting Standards Board ("FASB") presently has a narrow scope project underway to review the accounting treatment associated with SFAS No. 72 goodwill. On May 10, 2002, the FASB issued an exposure draft on this subject. The proposed Statement would amend FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9. Should the guidance contained in the exposure draft be incorporated in a new Statement, the Company does not anticipate that adoption of that Statement would have a material impact on the Company's results of operations or its financial condition.

                                                         As of June 30, 2002
                                                    Gross Carrying  Accumulated
(in thousands of dollars)                               Amount      Amortization
--------------------------------------------------------------------------------
Amortized Intangible Assets
   Credit card royalty costs                           $ 9,392         $3,862
   SFAS No. 72 goodwill                                 15,438          3,217
--------------------------------------------------------------------------------
   Total                                               $24,830         $7,079
----------------------------------------------------============================

Aggregate Amortization Expense:
   For the period ended June 30, 2002                                    $994

Estimated Amortization Expense:
   For the year ended December 31, 2002                                $1,989
   For the year ended December 31, 2003                                $1,936
   For the year ended December 31, 2004                                $1,881
   For the year ended December 31, 2005                                $1,793
   For the year ended December 31, 2006                                $1,685
   For the year ended December 31, 2007                                $1,618

Goodwill
The carrying amount of goodwill for the period ended June 30, 2002 is $8,390,000. There were no changes in the carrying amount of goodwill during the six-month period ended June 30, 2002.

Goodwill - Adoption of Statement 142
                                           Three Months Ended   Six Months Ended
(dollars in thousands                            June 30,           June 30,
 except per share data)                       2002     2001      2002      2001
--------------------------------------------------------------------------------
Net income                                   $6,169   $7,375   $12,622   $14,765
Add back goodwill amortization                 ---       329      ---        655
--------------------------------------------------------------------------------
Adjusted net income                          $6,169   $7,704   $12,622   $15,420
-------------------------------------------=====================================

Basic earnings per share:
Net income                                    $2.64    $3.15     $5.39     $6.29
Goodwill amortization                          ---       .14      ---        .28
--------------------------------------------------------------------------------
Adjusted net income                           $2.64    $3.29     $5.39     $6.57
-------------------------------------------=====================================

Diluted earnings per share:
Net income                                    $2.61    $3.11     $5.34     $6.23
Goodwill amortization                          ---       .14      ---        .28
--------------------------------------------------------------------------------
Adjusted net income                           $2.61    $3.25     $5.34     $6.51
--------------------------------------------====================================


6.  Proposed Branch Divestiture
    ---------------------------

On April 17, 2002 one of the Company's subsidiaries announced its intention to sell seven branch banking facilities. Total deposits at these branches aggregate approximately $125 million. The Company anticipates that the sale of these branches will be concluded in the third or fourth quarter, subject to the satisfaction of regulatory requirements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended June 30, 2002 totaled $6,169,000. This is a decline of $1,206,000 from comparable prior year amounts and $284,000 from prior quarter amounts. Improvements in the Company's net interest income and a reduction in the provision for loan losses were not sufficient to offset increased noninterest expense and a reduced level of noninterest income. The Company recorded a charge of approximately $1,300,000 in the second quarter related to the resolution of outstanding reconciling items in its item processing area, and also saw its professional services expense increase as a result of retaining a consulting firm to assist in this project. The Company's year-to-date earnings have declined $2,143,000. This decline is due to a $3,016,000 decrease in net interest income and the aforementioned charge of $1,300,000. The negative differential in the interest margin did narrow in the second quarter, however. After totaling $2,556,000 in the first quarter, the year-over-year change in net interest income in the second quarter was $460,000.

NET INTEREST INCOME
Second quarter net interest income totaled $23,309,000 declining $460,000 from comparable prior year levels but increasing $1,328,000 over comparable first quarter amounts. The Company recorded a 24 basis point increase in its interest spread this quarter, while average interest-earning assets were little-changed when compared to prior quarter amounts. The year-over-year decline in net interest income is due principally to non-interest bearing demand deposits comprising a lesser percentage of the Company's total funding this year and to the reduced yield realized on the investment of those funds. These demand deposits, as a percentage of total deposits, were 2% less this quarter than the comparable quarter of 2001. The Company's interest spread this quarter was two basis points greater than its interest spread in the second quarter of 2001.

Average loans increased $31,682,000 over prior quarter totals and were approximately $8,000,000 greater than comparable prior year amounts. The quarterly increase in average loans was due to two factors. Commercial loan demand increased in the second quarter and accounted for approximately 80% of the increase in average loans. The remainder of the increase was attributable to the termination of the Company's credit card securitization in the first quarter, and the fact that the remaining receivables were on the balance sheet for the entire second quarter. In addition to the increase in average loans during the quarter, the Company also recorded an $8,270,000 increase in average investment securities. These increases, however, were almost completely offset by a $39,883,000 decline in average federal funds sold. Yields on interest-earning assets increased nine basis points this quarter. The Company benefited from a 36% reduction in nonaccrual loans in the current quarter. Nonaccrual loans at March 31, 2002 totaled $20,482,000. The comparable total at June 30, 2002 was $13,118,000. Also, loans and investment securities comprised a greater percentage of interest-earning assets this quarter. Loans represented 77% of average interest-earning assets this quarter, with investment securities accounting for another 20.8%. The comparable percentages in the first quarter were 75.6% and 20.4%, respectively. On a year-over-year basis, quarterly yields on average interest-earning assets have fallen 179 basis points. During the period March 31, 2001 through June 30, 2002, the Federal Reserve eased rates 325 basis points.

Funding costs declined fifteen basis points in the second quarter, reflecting the continued downward repricing of deposit instruments at lower interest rates. Funding costs in the second quarter were 181 basis points less than the comparable prior year amount. Average deposit balances declined modestly in the second quarter. As has been discussed in previous filings, the Company typically records a seasonal decline in deposit balances in the second quarter of the year after income tax payments are processed in April. Last year, the quarter-over-quarter decline in total deposits, which was less than has historically been experienced, was $39,737,000. The comparable amount this year was $26,067,000. This has allowed the Company to minimize its wholesale funding costs, which typically carry a higher rate of interest than traditional deposit products.

The Company does not expect significant action by the Federal Reserve during the remainder of 2002, but it does believe that its principal markets will continue to remain quite competitive and sensitive to interest rate movement. It does not anticipate that 2002 net interest income will exceed 2001 levels.

PROVISION FOR LOAN LOSSES
The Company recorded a provision for loan losses of $2,500,000 in the second quarter, a decrease of $500,000 from prior quarter amounts and a reduction of $420,000 from the amount recorded in the second quarter of 2001. The Company recorded net charge-offs of $256,000 in the second quarter, a reduction of $761,000 from the prior quarter amount and a reduction of $1,582,000 from the same period of 2001. The increase in quarterly recoveries more than offset an increase in charge-offs. While the Company did record an increase in quarterly charge-offs, from $1,915,000 in the first quarter to $3,568,000 in the current quarter, recoveries also increased substantially, from $898,000 to $3,312,000. 76% of the increase in charge-offs is the result of the charge-off of a loan to a single customer in the agribusiness industry. Much of the remaining increase is due to the termination of the credit card securitization in the first quarter of 2002. Previously, interest income, fee revenue and charge-offs on the securitized accounts were reflected as a component of noninterest income. As these receivables are now recorded on the Company's balance sheet, these items are now broken out separately on the financial statements. As was discussed in the prior quarter filing, the Company anticipated recording a recovery of approximately $2,000,000 on a previously charged-off credit if a prospective purchase was approved by that company's shareholders. That purchase was approved, and the Company recorded a recovery of $2,211,000 in the second quarter.

As noted above, nonaccrual loans declined $7,364,000 this quarter, totaling $13,118,000. The decrease is due to the recovery described in the preceding paragraph, and to the charge-off of the agribusiness credit also discussed above. Two credits comprise two-thirds of the Company's total nonaccrual loans at June 30, 2002. Both credits have been discussed in previous filings, and the Company believes it has specifically allocated a portion of its allowance for loan losses to these credits sufficient for the net carrying amount of the loans to be equal to the estimated fair value of the collateral. Past due loans at June 30, 2002 were $1,002,000. This represents a decline of $239,000, or 19.3% from the comparable amount at March 31, 2002.

The Company's allowance for loan losses at June 30, 2002 was equal to 1.67% of total loans and 213% of nonaccrual, past due and restructured loans. Comparable amounts at March 31, 2002 and June 30, 2001 were 1.56% and 128%, and 1.76% and 183%, respectively. While the Company did reduce its provision for loan losses in the second quarter as a result of the large recovery that occurred in the quarter and the reduction in loans considered risk elements, it is also mindful of the continued weakness that is present in the economy. The Company does not presently anticipate a major change in the overall credit quality of its loan portfolio, and thus does not expect to record significant changes in its quarterly provision for loan losses during the remainder of 2002.

Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                              June 30,
                                                        2002           2001
--------------------------------------------------------------------------------
Amount of loans at period-end                        $1,808,009     $1,789,973
-----------------------------------------------------===========================

YTD Average loans outstanding                        $1,775,332     $1,764,418
-----------------------------------------------------===========================

Beginning balance of allowance for loan losses          $25,904        $28,972

Loans charged off
   Commercial, financial and agricultural                 1,658          1,044
   Real estate-mortgage                                       0              1
   Credit card                                            2,980          2,639
   Installment                                              845            840
--------------------------------------------------------------------------------
Total loans charged off                                   5,483          4,524
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, financial and agricultural                 3,454            752
   Real estate-mortgage                                       0              5
   Credit card                                              491            556
   Installment                                              265            216
--------------------------------------------------------------------------------
Total recoveries                                          4,210          1,529
--------------------------------------------------------------------------------

Net loans charged off                                     1,273          2,995

Provision charged to expense                              5,500          5,590
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses             $30,131        $31,567
-----------------------------------------------------===========================

Net charge-offs/average loans                             0.07%          0.17%
-----------------------------------------------------===========================

Allowance for loan losses/loans at period-end             1.67%          1.76%
-----------------------------------------------------===========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                           June 30, 2002       December 31, 2001
--------------------------------------------------------------------------------
                                                     Percent             Percent
                                          Amount    of Total   Amount   of Total
--------------------------------------------------------------------------------
Commercial, Financial and Agricultural  $  902,636    49.9%  $  851,191    48.1%
Real Estate-Construction                    75,235     4.2       55,060     3.1
Real Estate-Mortgage                       514,285    28.4      534,662    30.2
Installment, excluding credit card         152,167     8.4      180,545    10.2
Credit card                                163,686     9.1      148,284     8.4
--------------------------------------------------------------------------------
  Subtotal                               1,808,009   100.0%   1,769,742   100.0%
Allowance for loan losses                  (30,131)              (25,904)
--------------------------------------------------------------------------------
  Total                                 $1,777,878            $1,743,838
----------------------------------------========================================

As noted above, loans considered risk elements did decline this quarter. Management is not aware of any specific customer issue that would significantly impact the overall credit quality of the loan portfolio in 2002. However, continued weakness in the equity markets, and the impact of that weakness on the overall economy, is an issue that Management continues to monitor closely. Management believes the allowance for loan losses to be adequate at this time.

                                                   June, 30         December 31,
        (in thousands of dollars)                    2002               2001
--------------------------------------------------------------------------------
        Loan Categories
             Nonaccrual Loans                      $13,118            $16,747
             Past Due 90 days or more                1,002              1,204
--------------------------------------------------------------------------------
        Total                                      $14,120            $17,951
--------------------------------------------------==============================

LIQUIDITY AND CAPITAL RESOURCES
The Company considered its liquidity level adequate at June 30, 2002. Continued loan growth and the seasonal decline in deposits discussed above resulted in the Company's loan/deposit ratio (including loans held-for-sale) increasing from 92.4% at March 31, 2002 to 94.8% at June 30, 2002. The comparable percentage at June 30, 2001 was 96.8%. The Company's membership in the Federal Home Loan Bank of Topeka provides a secondary source of liquidity. In addition, the Company maintains a variety of funding sources, including core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 76% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 22% of the portfolio. The Company maintains a relatively short weighted average maturity in this portion of its investment portfolio. At June 30, 2002, the average maturity of United States government and agency securities and mortgage-backed securities was 3 years and 1 month, and the average maturity of municipal securities was 2 years and 5 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at June 30, 2002, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At June 30, 2002, the Company's total capital to risk-weighted assets ratio was 12.8% and its Tier 1 capital to risk-weighted assets ratio was 11.6%.

In addition to the aforementioned regulatory requirements, each of the Company's subsidiary banks met all capital ratios required at the individual bank level.

As has been disclosed in the financial statements, in the second quarter the Company announced its intention to sell seven branch banking facilities. Total deposits at these branches aggregate approximately $125 million. Purchase and assumption agreements have been executed for six of the seven branches. The Company anticipates that the reduction in deposits that will arise from the sale of these facilities will be offset by a reduction in its Federal Funds sold position, the normal maturity of investment securities that will occur up to the date of sale and an increased level of borrowing from the Federal Home Loan Bank of Topeka. Also in the second quarter, the Company finalized its negotiations with the Internal Revenue Service related to income tax issues for its 1993 through 1997 tax years, subject to Joint Committee approval. The Company anticipates that these non-recurring transactions will, if satisfactorily concluded, serve to increase net income (before giving effect to these transactions) by more than $3,000,000.

OTHER INCOME AND OTHER EXPENSE
Second quarter noninterest income totaled $13,632,000, falling $253,000 from comparable first quarter amounts and varying negatively from prior year amounts by $806,000. Much of the quarterly and year-over-year declines are due to the cessation of the Company's credit card securitization. In addition, the Company received life insurance proceeds on two former employees on which the Company maintained insurance coverage in the first quarter. There were no similar transactions in the second quarter.

Second quarter service charges on deposit accounts increased 2.2% over first quarter amounts and were 4.4% higher than comparable prior year amounts. The quarterly increase was due principally to increased overdraft and insufficient funds activity. Second quarter overdraft and insufficient funds fees were 9.4% greater than comparable first quarter revenues. Other areas of service charge income were generally flat as the increases in service charges on commercial accounts that had been recorded in the declining interest rate environment ceased with the general stability that was present in the rate environment for much of the first half of the year.

After increasing modestly in the first quarter, fiduciary income was essentially unchanged in the second quarter. This source of fee revenue did fall 6.9% from comparable prior year amounts. The second quarter saw a return to negative performance in the equity markets, with the Dow Jones Industrial Average declining approximately 10% in the second quarter. Thus, even though the company continues to record account growth in the private wealth management area, this growth has been offset by the downturn in the equity markets. As a result, private and institutional assets under management have changed little from first quarter levels.

Second quarter credit card fees declined $199,000 from prior quarter levels and were $1,059,000 less than comparable prior year amounts. As discussed above, the termination of the credit card securitization resulted in a lesser level of fee income. The Company recorded no excess servicing fee revenue in the second quarter. Comparable amounts in the first quarter of 2002 and the second quarter of 2001 were $427,000 and $1,437,000, respectively. Partially offsetting these declines were increases in both merchant fees and penalty fees, as transactional volume in these areas increased in the second quarter. As noted in previous filings, the softness in the economy, when combined with the effects of September 11, had resulted in the Company recording a decline in transactional volume in the first quarter of the year.

Other service charges, fees and income declined $160,000 from prior quarter amounts, but did increase $266,000 over comparable prior year levels. As noted above, the Company received life insurance proceeds on two former employees in the first quarter, and this was the principal reason for the quarterly decline in this category of noninterest income. The year-over-year increase in this line item is due principally to increased sales of annuity products in the Company's broker-dealer subsidiary and to increased loan fees on mortgage loans originated and sold.

Total noninterest expense in the second quarter increased $1,906,000 over first quarter amounts and was $1,462,000 greater than comparable prior year amounts. Other noninterest expense increased $1,379,000 over prior quarter amounts and was $1,164,000 greater than prior year amounts. The increase in other noninterest expense was due almost entirely to the charge taken in the second quarter to write-off unresolved reconciling items in the item processing area. This is a non-recurring expense. Also affecting the year-over-year comparison of noninterest expense was the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". Taking both issues into account, the year-over-year increase in total noninterest expense would have been 1.8%.

Salaries and employee benefit costs increased $10,000 in the second quarter and were $327,000 less than comparable prior year totals. As has been disclosed in previous filings, the Company outsourced wealth management operational support to SunGard Wealth Management Services, LLC ("SunGard") in the third quarter of 2001. The year-over-year reduction in salaries and employee benefit costs is due to this outsource arrangement. It is also the principal reason the Company's quarterly professional services cost was $1,291,000 greater in 2002 than 2001.

Occupancy and equipment expense increased $203,000 over first quarter amounts and was $40,000 greater than comparable prior year amounts. While depreciation expense and utility costs continue to run below prior year amounts, the Company elected to terminate its lease of branch space in an Oklahoma Wal-Mart store. Lease termination costs associated with this decision were responsible for approximately one-half of the quarterly increase in this expense category. Repairs and maintenance costs also increased in the second quarter as costs were incurred in upgrading an elevator in one of the Company's facilities.

Data processing expense increased $177,000 in the second quarter and was $127,000 higher than the amount recorded in the comparable period of 2001. The Company continues to incur development costs associated with both its commercial and retail internet products. Advertising and promotional expense, postage costs and supplies expense all recorded year-over-year declines. During the second quarter of 2001, the Company was introducing a new advertising campaign. Similar expenses were not incurred this year. The Company has continued to undertake initiatives this year to reduce its expense structure. These efforts, along with the outsourcing of wealth management operational support have resulted in year-over-year reductions in these expense categories. The decline in goodwill amortization is a direct result of implementing SFAS No. 142.

SEGMENT REPORTING
As disclosed in footnote 4 to the financial statements, the Company has recorded a decline of approximately $4,000,000 in its consumer banking segment profit in 2002. This decline is due principally to two factors. First, the Company's volumes and interest spread in this segment have declined from prior year levels. Second, the Company has increased its provision for loan losses in this segment in 2002. Wealth management segment profit has also declined this year. The majority of the decrease is attributable to the costs associated with the outsourcing of certain operational functions as more fully discussed above, and to the general downturn experienced in the equity markets. Partially offsetting these declines was an increase of approximately $2,000,000 in the commercial banking segment profit. The Company recorded net recoveries of $1,796,000 in this segment in 2002, compared to net charge-offs of $292,000 in the corresponding period of 2001. As a result of this positive charge-off performance in 2002, the Company reduced its provision for loan losses in the commercial banking segment.

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

                            PART 2. OTHER INFORMATION



Item 6(b). Exhibits and Reports on Form 8-K.

             (a) Exhibits:
                 Number    Description
                 ------    -----------
                   99      Certification pursuant to Section 906 of the Sarbanes
                           -Oxley Act of 2002

                 (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.




SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRUST Financial Corporation




Date:  August 9, 2002                      By: /s/ C.Q. Chandler
                                               ------------------------------
                                               C. Q. Chandler
                                               Chairman of the Board
                                                 and Chief Executive Officer
                                               (Principal Executive Officer)




Date:  August 9, 2002                      By: /s/ Jay L. Smith
                                               ------------------------------
                                               Jay L. Smith
                                               Executive Vice President
                                                 and Chief Financial Officer
                                               (Principal Accounting Officer)

EXHIBIT INDEX


       Number        Description
       ------        -----------
         99          Certification pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002