Form 10-Q
period 2002-09-30
INTRUST FINANCIAL CORP /
filed 2002-11-13
CIK 705025

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  -------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 25, 2002, there were 2,321,355 shares of the registrant's common stock, par value $5 per share, outstanding.

                          Part 1. Financial Information

                          INTRUST Financial Corporation
            Consolidated Condensed Statements of Financial Condition (Unaudited - dollars in thousands except per share data)

                                                     September 30,  December 31,
Assets                                                    2002          2001
--------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash and due from banks                             $  150,761    $  159,708
    Federal funds sold                                     87,040        78,300
--------------------------------------------------------------------------------
        Total cash and cash equivalents                   237,801       238,008
--------------------------------------------------------------------------------
Investment securities:
   Held-to-maturity (fair value, $19,939 for 2002
     and $30,106 for 2001)                                 19,609        29,538
   Available-for-sale, at fair value                      404,961       417,738
--------------------------------------------------------------------------------
        Total investment securities                       424,570       447,276
--------------------------------------------------------------------------------
Loans held-for-sale                                         4,130         4,876
Loans, net of allowance for loan losses of $24,794
  in 2002 and $25,904 in 2001                           1,739,822     1,743,838
Land, buildings and equipment, net                         48,123        47,794
Intangible assets                                          25,640        27,135
Other assets                                               36,195        46,570
--------------------------------------------------------------------------------
      Total assets                                     $2,516,281    $2,555,497
-------------------------------------------------------=========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
   Deposits                                            $1,957,260    $1,969,137
   Short-term borrowings:
      Federal funds purchased and securities sold
        under agreements to repurchase                    262,031       289,991
      Other                                                 9,327         9,357
--------------------------------------------------------------------------------
        Total short-term borrowings                       271,358       299,348
--------------------------------------------------------------------------------

   Accounts payable and accrued liabilities                23,056        35,766
   Notes payable                                            5,000         5,000
   Guaranteed preferred beneficial interests in the
     Company's subordinated debentures                     57,500        57,500
--------------------------------------------------------------------------------
          Total liabilities                             2,314,174     2,366,751
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,783,650 shares issued
     in 2002 and 2001                                      13,918        13,918
   Capital surplus                                         21,725        21,725
   Retained earnings                                      207,127       193,675
   Treasury stock, at cost (452,514 shares in 2002
     and 440,466 shares in 2001)                          (44,591)      (43,002)
   Accumulated other comprehensive income, net of tax       3,928         2,430
--------------------------------------------------------------------------------
          Total stockholders' equity                      202,107       188,746
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $2,516,281    $2,555,497
-------------------------------------------------------=========================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation

      Consolidated Condensed Statements of Income and Comprehensive Income
            (Unaudited - dollars in thousands except per share data)

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                           -------------------------------------
                                             2002     2001       2002      2001
--------------------------------------------------------------------------------
Interest income:
   Loans                                   $27,906  $34,615   $ 84,569  $110,388
   Investment securities                     4,863    5,982     16,026    19,534
   Federal funds sold and other                562      532      1,190     1,543
--------------------------------------------------------------------------------
       Total interest income                33,331   41,129    101,785   131,465
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                  8,988   14,422     28,221    46,706
   Federal funds purchased and securities
     sold under agreement to repurchase        704    2,164      2,146     9,034
   Subordinated debentures                   1,184    1,184      3,553     3,553
   Other borrowings                             70      195        190       702
--------------------------------------------------------------------------------
       Total interest expense               10,946   17,965     34,110    59,995
--------------------------------------------------------------------------------
       Net interest income                  22,385   23,164     67,675    71,470
Provision for loan losses                    2,500    3,215      8,000     8,805
--------------------------------------------------------------------------------
       Net interest income after
         provision for loan losses          19,885   19,949     59,675    62,665
--------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts       4,955    4,755     14,408    13,010
   Fiduciary income                          2,777    3,120      8,570     9,216
   Credit card fees                          2,105    2,347      6,260     7,722
   Other service charges, fees and income    4,005    4,005     12,121    11,301
--------------------------------------------------------------------------------
       Total noninterest income             13,842   14,227     41,359    41,249
--------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits           12,295   12,221     36,189    36,189
   Net occupancy and equipment expense       3,245    3,388      9,778     9,967
   Professional services                     1,664    1,055      5,435     2,597
   Data processing expense                   1,371    1,356      4,038     4,074
   Advertising and promotional activities    1,199      921      3,071     3,132
   Postage and dispatch                        604      616      1,779     2,026
   Supplies                                    490      689      1,531     2,000
   Goodwill amortization                       265      594        798     1,798
   Intangible assets amortization              236      243        697       742
   Other                                     2,120    2,072      7,701     6,246
--------------------------------------------------------------------------------
       Total noninterest expense            23,489   23,155     71,017    68,771
--------------------------------------------------------------------------------
       Income before provision for
         income taxes                       10,238   11,021     30,017    35,143
Provision for income taxes                   3,792    4,259     10,949    13,616
--------------------------------------------------------------------------------
       Net income                            6,446    6,762     19,068    21,527
Other comprehensive income - unrealized
  gains on securities                          715    2,246      1,498     3,584
--------------------------------------------------------------------------------
       Comprehensive income                $ 7,161  $ 9,008   $ 20,566  $ 25,111
-------------------------------------------=====================================
Per share data:
   Basic earnings per share                  $2.76    $2.89      $8.15     $9.18
-------------------------------------------=====================================
   Diluted earnings per share                $2.74    $2.86      $8.08     $9.09
-------------------------------------------=====================================
   Cash dividends                            $0.80    $0.80      $2.40     $2.40
-------------------------------------------=====================================

The accompanying notes are an integral part of these consolidated financial statements.

                          INTRUST Financial Corporation
                 Consolidated Condensed Statements of Cash Flows
                      (Unaudited - in thousands of dollars)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              2002        2001
--------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net Income                                                $  19,068  $  21,527
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                   8,000      8,805
   Provision for depreciation and amortization                 6,753      7,359
   Amortization of premium and accretion of discount on
         investment securities                                 1,466     (2,043)
   Originations of loans held-for-sale                       (71,937)   (56,710)
   Proceeds from sales of loans held-for-sale                 72,683     55,726
   Changes in assets and liabilities:
    Prepaid expenses and other assets                          1,878       (307)
    Income taxes                                              (7,648)     6,733
    Interest receivable                                          641        757
    Interest payable                                           2,511      3,024
    Other liabilities                                           (626)       636
    Other                                                        165         32
--------------------------------------------------------------------------------
     Net cash provided by operating activities                32,954     45,539
--------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities:
   Purchase of investment securities                        (183,844)  (520,374)
   Investment securities matured or called                   206,141    544,732
   Proceeds from sale of investment securities
     available-for-sale                                        1,440      2,335
   Net increase in loans                                      (6,144)   (55,859)
   Purchases of land, buildings and equipment                 (4,960)    (5,823)
   Proceeds from sale of equipment                                19         27
   Proceeds from sale of other real estate
     and repossessions                                         1,653      1,357
   Other                                                        (394)      (185)
--------------------------------------------------------------------------------
     Net cash provided (absorbed) by investing activities     13,911    (33,790)
--------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities:
   Net increase (decrease) in deposits                       (11,877)     6,600
   Net decrease in short-term borrowings                     (27,990)   (10,864)
   Cash dividends                                             (5,616)    (5,634)
   Purchase of treasury stock                                 (1,589)    (1,558)
--------------------------------------------------------------------------------
     Net cash absorbed by financing activities               (47,072)   (11,456)
--------------------------------------------------------------------------------

       Increase (decrease) in cash and cash equivalents         (207)       293

Cash and cash equivalents at beginning of period             238,008    132,535
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $ 237,801  $ 132,828
-----------------------------------------------------------=====================

Supplemental disclosures
   Interest paid                                            $31,599     $56,971
   Income tax paid                                          $18,597     $ 6,883

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


2.  Allowance for Loan Losses
    -------------------------

The following is a summary of the allowance for loan losses for the nine months ended September 30, 2002 and 2001 (in thousands of dollars):


                                                              2002        2001
   -----------------------------------------------------------------------------
   Balance, January 1                                       $25,904     $28,972
   Additions:
     Provision for loan losses                                8,000       8,805
   -----------------------------------------------------------------------------
                                                             33,904      37,777
   Deductions:
     Loans charged off                                       13,955      12,787
     Less recoveries on loans
         previously charged off                               4,845       1,969
   -----------------------------------------------------------------------------
     Net loan losses                                          9,110      10,818
   -----------------------------------------------------------------------------
   Balance, September 30                                    $24,794     $26,959
   ---------------------------------------------------------====================

The following table discloses information about the recorded investment in loans that the Company has classified as impaired (in thousands of dollars):
                  (A)           (B)              (C)                (D)
                         Amount in (A) for                   Amount in (A) for
                 Total   Which There Is a      Allowance     Which There Is No
               Impaired  Related Allowance  Associated With  Related Allowance
September 30,   Loans     for Loan Losses   Amounts in (B)    for Loan Losses
-------------  --------  -----------------  ---------------  -----------------
    2002        $ 9,941       $ 9,941           $3,102              $ 0
    2001        $15,071       $15,071           $2,307              $ 0

The average  recorded  investment  in impaired  loans for the nine months  ended
September 30, 2002 and 2001,  was  $13,537,000  and  $19,470,000,  respectively.
Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. Such amount of interest income is not material to the Company's financial statements.


3.  Earnings Per Share Calculations
    -------------------------------

Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
--------------------------------------------------------------------------------
                                         2002       2001      2002       2001
--------------------------------------------------------------------------------

Net income for earnings per share
  (in thousands of dollars)              $6,446     $6,762    $19,068    $21,527
--------------------------------------------------------------------------------

Weighted average shares for basic
  earnings per share                  2,334,958  2,343,433  2,338,456  2,345,534
Shares issuable upon exercise
  of stock options                       21,695     24,047     21,457     23,264
--------------------------------------------------------------------------------
Weighted average shares for diluted
  earnings per share                  2,356,653  2,367,480  2,359,913  2,368,798
--------------------------------------==========================================


4.  Segment Reporting
    -----------------

Listed below is a presentation of revenues and profits for all segments. Taxes are not allocated to segment operations, and the Company did not have discontinued operations, extraordinary items or accounting changes for any of the segments. There has been no material change in the measurement of profit or loss since the last annual report.

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      ----------------------  ------------------
 (in thousands of dollars)               2002       2001       2002       2001
 -------------------------------------------------------------------------------
 Revenues from external customers
    Consumer banking                   $18,990    $20,245    $58,643    $61,982
    Commercial banking                  14,574     13,692     42,496     40,224
    Wealth management                    3,538      3,922     11,128     11,487

 Intercompany revenues
    Consumer banking                   $   (58)   $  (174)   $  (138)   $  (212)
    Commercial banking                       0          0          0          0
    Wealth management                      122        122        391        379

 Segment profit
    Consumer banking                   $ 1,138    $ 3,540    $ 6,938    $13,397
    Commercial banking                   9,946      7,779     27,348     23,228
    Wealth management                      110        729        589      1,686
 -------------------------------------------------------------------------------
       Profit from segments             11,194     12,048     34,875     38,311
       Expenses at corporate level
         not allocated to segments        (956)    (1,027)    (4,858)    (3,168)
 -------------------------------------------------------------------------------
       Consolidated income before
         provision for income taxes    $10,238    $11,021    $30,017    $35,143
 --------------------------------------=========================================


5.  Intangible Assets
    -----------------

At September 30, 2002 the company had recorded intangible asset balances of $25,640,000 on its statement of financial condition. This amount is comprised of the following components:

Unidentifiable intangible assets                                   $11,956,000
Credit card royalty costs                                            5,294,000
Other goodwill                                                       8,390,000
--------------------------------------------------------------------------------
                                                                   $25,640,000
-------------------------------------------------------------------=============

Unidentifiable intangible assets primarily represents excess purchase price incurred in the company's acquisition of certain branches of another financial institution in September 1999. In accordance with the provisions of SFAS No. 142, the company continues to amortize this intangible asset over a fifteen-year period. Approximately $4,800,000 of the unidentifiable intangible asset balance is assigned to branches that are presently scheduled for sale by the Company - see footnote 6. This intangible asset will be considered as part of the carrying cost of net assets in determining the gain or loss on disposition of the branches if and when these branches are ultimately sold.

The credit card royalty costs represent advance payments made by the Company to certain affinity groups in order to obtain exclusive marketing rights to the members of those groups for an extended period of time. These costs are amortized over the lives of the contracts.

The other goodwill amount of $8,390,000 represents goodwill acquired in prior purchase business combinations. This goodwill is subject to impairment evaluation in accordance with the provisions of SFAS No. 142. The Company performed this assessment in the first quarter of 2002. The Company evaluated the $8,390,000 of goodwill and has determined that no impairment loss existed at September 30, 2002.

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

The Financial Accounting Standards Board ("FASB") issued Statement No. 147, "Acquisitions of Certain Financial Institutions" in October, 2002. This Statement provides specific guidance on the accounting treatment for the unidentifiable intangible asset balance described above. Adoption of this Statement, which has an effective date of October 1, 2002, will not have a material impact on the Company's results of operations or its financial condition. The unidentifiable intangible asset recorded on the Company's books will continue to be amortized over a fifteen-year period.

                                                      As of September 30, 2002
                                                   -----------------------------
                                                   Gross Carrying  Accumulated
(in thousands of dollars)                              Amount      Amortization
--------------------------------------------------------------------------------
Amortized Intangible Assets
   Unidentifiable intangible assets                   $15,438          $3,482
   Credit card royalty costs                            9,392           4,098
--------------------------------------------------------------------------------
   Total                                              $24,830          $7,580
---------------------------------------------------=============================

Aggregate Amortization Expense:
   For the period ended September 30, 2002                             $1,495

Estimated Amortization Expense:
   For the year ended December 31, 2002                                $1,989
   For the year ended December 31, 2003                                $1,936
   For the year ended December 31, 2004                                $1,881
   For the year ended December 31, 2005                                $1,793
   For the year ended December 31, 2006                                $1,685
   For the year ended December 31, 2007                                $1,618

Goodwill
The carrying amount of goodwill for the period ended September 30, 2002 is $8,390,000. There were no changes in the carrying amount of goodwill during the nine-month period ended September 30, 2002.

Goodwill - Adoption of Statement 142
                                                  Three Months    Nine Months
                                                     Ended           Ended
                                                  September 30,  September 30,
                                                  ------------------------------
(dollars in thousands except per share data)     2002    2001     2002     2001
--------------------------------------------------------------------------------
Net income                                      $6,446  $6,762  $19,068  $21,527
Add back goodwill amortization                    ---      328    ---        983
--------------------------------------------------------------------------------
Adjusted net income                             $6,446  $7,090  $19,068  $22,510
------------------------------------------------================================

Basic earnings per share:
Net income                                       $2.76   $2.89    $8.15    $9.18
Goodwill amortization                             ---      .14     ---       .42
--------------------------------------------------------------------------------
Adjusted net income                              $2.76   $3.03    $8.15    $9.60
-------------------------------------------------===============================

Diluted earnings per share:
Net income                                       $2.74   $2.86    $8.08    $9.09
Goodwill amortization                             ---      .14     ---       .41
--------------------------------------------------------------------------------
Adjusted net income                              $2.74   $3.00    $8.08    $9.50
-------------------------------------------------===============================


6.  Proposed Branch Divestiture
    ---------------------------

On April 17, 2002 one of the Company's subsidiaries announced its intention to sell seven branch banking facilities. The sale of six of these branches will take place in the fourth quarter. It is anticipated that the seventh branch will be sold in the first quarter of 2003, subject to the satisfaction of regulatory requirements. Total deposits at these branches aggregate approximately $116 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Unaudited consolidated net income of INTRUST Financial Corporation for the three months ended September 30, 2002 totaled $6,446,000. This is a 4.7% decline from comparable prior year amounts, but does represent a 4.5% improvement in net income over the prior quarter. During the quarter, the Company recorded further compression in its interest margin, as loan demand slowed and the Company positioned its balance sheet for the impending sale of certain branch facilities. This resulted in funds being invested in lesser-yielding liquid assets during the period. However, this reduction in net interest income was more than offset by a $1,228,000 quarterly decline in noninterest expense. As noted in the previous quarterly filing, the Company recorded a charge of approximately $1,300,000 in the second quarter related to the resolution of outstanding reconciling items in its item processing area, and also saw its professional services expense increase as a result of retaining a consulting firm to assist in this project. There were no similar charges in the third quarter.

NET INTEREST INCOME
Third quarter net interest income totaled $22,385,000, declining $924,000 from prior quarter amounts and $779,000 from prior year amounts. After increasing in the second quarter, the Company recorded a 16 basis point decline in its interest spread in the current quarter. As noted above, there were two principal reasons for the quarter-over-quarter decline in net interest income. First, loan demand slowed during the third quarter. Commercial loan demand softened in the quarter, and an equity offering and the sale of a business resulted in two larger credits being paid-off. Second, the Company positioned its balance sheet for the upcoming sale of seven branch locations. These branches had total deposits of approximately $116,000,000 at September 30, 2002. During the third quarter, the Company consciously increased its balance sheet liquidity, as proceeds from investment security maturities and loan payments were reinvested in federal funds. The Company's average federal funds sold position increased approximately $77,000,000 in the quarter. A reduction in non-interest bearing demand deposits and an increase in nonaccrual loans also had a modest negative effect on net interest income.

As discussed above, average loan balances fell during the quarter. Seasonal factors typically result in a reduction of loan growth in the third quarter. Other factors exacerbated this historical trend. Average loans declined approximately $22,000,000 in the quarter. Loans, excluding loans held-for-sale totaled $1,764,616,000 at September 30, 2002. The comparable amount at June 30, 2002 was $1,808,009,000. Commercial loan balances (including real estate construction loans) declined $31,972,000 in the quarter. Two-thirds of this decrease was due to two large commercial credits identified above that paid-off in July. Consumer lending activity also declined in the third quarter, continuing the trend of the last three years. As has been discussed in past filings, competitive pressures have led to a significant reduction in the Company's automobile lending business. Continuation of low-interest and 0% financing programs by the major automobile manufacturers has resulted in little activity in this component of the installment lending business. As a result, average loans as a percentage of interest-earning assets fell from 77% in the second quarter to 75.8% in the third quarter. Additionally, the balance sheet restructuring resulted in a quarterly decline of average investment security balances of approximately $48,000,000. With the combined yield on average loans and average investment securities exceeding the yield on federal funds sold by over 400 basis points, this shift in the composition of earning assets accounted for slightly more than 60% of the 21 basis point decline in the yield on earning assets recorded in the third quarter. Nonaccrual loans at September 30, 2002 fell modestly from June 30, 2002 levels, totaling $12,664,000. This change had little impact on net interest income.

Funding costs declined five basis points in the third quarter, reflecting a generally stable interest rate environment for deposits. The decrease in funding costs was due to the continued downward repricing of time deposit instruments at lower interest rates. Interest-bearing liabilities increased slightly in the third quarter, as a $2,555,000 decline in average interest-bearing deposits was more than offset by a $18,108,000 increase in average federal funds purchased and securities sold under agreements to repurchase. Non-interest bearing demand deposits comprised 20.7% of average total deposits in the third quarter. The comparable second quarter percentage was 21%.

While the Company is uncertain as to the direction of actions that might be taken by the Federal Reserve during the remainder of 2002, it does believe that its principal markets will continue to remain quite competitive and sensitive to interest rate movement. Fourth quarter net interest income is not expected to differ materially from comparable prior year amounts.

PROVISION FOR LOAN LOSSES
The Company recorded a provision for loan losses of $2,500,000 in the third quarter, equal to the amount recorded in the second quarter, and a reduction of $715,000 from the amount recorded in the third quarter of 2001. Net charge-offs increased significantly in the quarter, totaling $7,837,000. This represents an increase of $7,581,000 over the second quarter amount. Gross charge-offs in the third quarter totaled $8,472,000. Quarterly charge-offs in the consumer lending portfolio were little-changed from prior quarter amounts. Installment lending charge-offs in the quarter were $418,000, increasing $14,000 over prior quarter amounts, while credit card charge-offs totaled $1,685,000, an increase of $33,000 over second quarter amounts. The increase in charge-offs is attributable to two credits in the commercial lending portfolio. The charge-off of a credit in the agribusiness industry was responsible for 62% of the increase in the charge-off activity in the commercial, financial and agricultural components of the loan portfolio, while a charge-off on a loan to a customer engaged in the aircraft services business accounted for another 37% of the increase. Recoveries in the third quarter totaled $635,000, which was a decline of $2,677,000 from second quarter totals. As was disclosed in the second quarter filing, the Company recorded a $2,211,000 recovery on a previously charged-off credit in the second quarter.

As noted above, nonaccrual loans declined nominally this quarter, totaling $12,664,000. Three credits comprise 62% of the Company's total nonaccrual loans at September 30, 2002. The Company believes it has specifically allocated a portion of its allowance for loan losses to these credits sufficient for the net carrying amount of the loans to be equal to the estimated fair value of the collateral. Past due loans at September 30, 2002 increased $4,756,000, totaling $5,758,000. This increase is attributable to one agribusiness credit, which has since been brought current.

The Company's allowance for loan losses at September 30, 2002 was equal to 1.41% of total loans and 135% of nonaccrual, past due and restructured loans. Comparable amounts at June 30, 2002 and September 30, 2001 were 1.67% and 213%, and 1.52% and 124%, respectively. The Company does not presently anticipate a major change in the overall credit quality of its loan portfolio, but is mindful of the continued weakness in the economy, particularly in the aviation industry. The Company does not expect to record significant changes in its quarterly provision for loan losses during the fourth quarter, but it may be necessary to increase the provision in the event there is little evidence of an economic rebound.

Summary of Loan Loss Experience (in thousands of dollars)
--------------------------------------------------------------------------------
                                                            September 30,
                                                         2002           2001
--------------------------------------------------------------------------------
Amount of loans at period-end                         $1,764,616     $1,772,662
------------------------------------------------------==========================

YTD Average loans outstanding                         $1,772,878     $1,767,929
------------------------------------------------------==========================

Beginning balance of allowance for loan losses           $25,904        $28,972

Loans charged off
   Commercial, financial and agricultural                  8,027          7,740
   Credit card                                             4,665          3,795
   Installment                                             1,263          1,252
--------------------------------------------------------------------------------
Total loans charged off                                   13,955         12,787
--------------------------------------------------------------------------------

Recoveries on charge-offs
   Commercial, financial and agricultural                  3,782            825
   Credit card                                               720            813
   Installment                                               343            331
--------------------------------------------------------------------------------
Total recoveries                                           4,845          1,969
--------------------------------------------------------------------------------

Net loans charged off                                      9,110         10,818

Provision charged to expense                               8,000          8,805
--------------------------------------------------------------------------------

Ending balance of allowance for loan losses              $24,794        $26,959
------------------------------------------------------==========================

Net charge-offs/average loans                              0.51%          0.61%
------------------------------------------------------==========================

Allowance for loan losses/loans at period-end              1.41%          1.52%
------------------------------------------------------==========================

The accompanying table summarizes, by type, the Company's outstanding loans, excluding loans held-for-sale. Installment loans are principally comprised of loans secured by automobiles (in thousands of dollars).

                                      September 30, 2002    December 31, 2001
--------------------------------------------------------------------------------
                                                 Percent               Percent
                                       Amount    of Total    Amount    of Total
--------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural                   $  881,003    49.9%   $  851,191    48.1%
Real Estate-Construction                 64,896     3.7        55,060     3.1
Real Estate-Mortgage                    515,294    29.2       534,662    30.2
Installment, excluding credit card      140,114     7.9       180,545    10.2
Credit card                             163,309     9.3       148,284     8.4
--------------------------------------------------------------------------------
  Subtotal                            1,764,616   100.0%    1,769,742   100.0%
Allowance for loan losses               (24,794)              (25,904)
--------------------------------------------------------------------------------
  Total                              $1,739,822            $1,743,838
-------------------------------------===========================================

As noted above, loans considered risk elements did increase this quarter. Management is not aware of any specific customer issue that would significantly impact the overall credit quality of the loan portfolio in 2002. However, continued weakness in the equity markets, and the impact of that weakness on the overall economy, is an issue that Management continues to monitor closely. Management believes the allowance for loan losses to be adequate at this time.

                                                September 30,       December 31,
 (in thousands of dollars)                          2002               2001
--------------------------------------------------------------------------------
 Loan Categories
    Nonaccrual Loans                               $12,664            $16,747
    Past Due 90 days or more                         5,758              1,204
--------------------------------------------------------------------------------
      Total                                        $18,422            $17,951
------------------------------------------------================================

LIQUIDITY AND CAPITAL RESOURCES
The Company considered its liquidity level adequate at September 30, 2002. The decline in loan totals discussed above resulted in the Company's loan/deposit ratio (including loans held-for-sale) falling from 94.8% at June 30, 2002 to 90.4% at September 30, 2002. The comparable percentage at September 30, 2001 was 95.8%. The Company's membership in the Federal Home Loan Bank of Topeka provides a secondary source of liquidity. In addition, the Company maintains a variety of funding sources, including core-deposit acquisition, federal funds purchases, acquisition of public funds and the normal run-off of interest-earning assets.

Approximately 67% of the Company's investment portfolio is comprised of United States government and agency securities, with mortgage-backed securities representing another 31% of the portfolio. The Company maintains a relatively short weighted average maturity in this portion of its investment portfolio. At September 30, 2002, the average maturity of United States government and agency securities and mortgage-backed securities was 1 year and 9 months, and the average maturity of municipal securities was 1 year and 7 months.

The Company has thoroughly reviewed its investment security portfolio and has determined that at September 30, 2002, it has the ability and intent to hold all securities in the portfolio that have been classified as held-to-maturity. With the increases the Company has experienced in its loan portfolio over the last few years, it has continued to classify purchases of United States government and agency securities as available-for-sale. The Company believes that it has a variety of sources of additional liquidity available. These include, but are not limited to, the following: securities classified as available-for-sale, the regularly scheduled maturities of those securities presently held in its investment portfolio, the securitization of credit card receivables, the ability to securitize other receivables, such as automobile loans, and federal funds lines available through other financial institutions. The Company believes these sources provide sufficient liquidity to meet depositors' needs and make available lendable funds within its service area.

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

The Company's capital position continues to exceed regulatory capital requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At September 30, 2002, the Company's total capital to risk-weighted assets ratio was 13.1% and its Tier 1 capital to risk-weighted assets ratio was 11.9%.

In addition to the aforementioned regulatory requirements, the Company's subsidiary bank met all capital ratios required at the bank level.

As has been disclosed in the financial statements, in the second quarter the Company announced its intention to sell seven branch banking facilities. Total deposits at these branches aggregate approximately $116 million. Purchase and assumption agreements have been executed for all seven branches, with transaction closings scheduled for six of the seven branch sales in the fourth quarter. The Company anticipates that the reduction in deposits that will arise from the sale of these facilities will be offset by a reduction in its federal funds sold position, the normal maturity of investment securities that will occur up to the date of sale and an increased level of borrowing from the Federal Home Loan Bank of Topeka. As has been disclosed in previous filings, the Company finalized its negotiations with the Internal Revenue Service related to income tax issues for its 1993 through 1997 tax years, subject to Joint Committee approval. That approval was received in October, 2002. The Company anticipates that these non-recurring transactions will serve to increase net income (before giving effect to these transactions) by approximately $3,000,000.

OTHER INCOME AND OTHER EXPENSE
Quarterly noninterest income increased nominally, with third quarter amounts totaling $13,842,000. This represents a quarter-over-quarter increase of 1.5%. Increases in service charge income and credit card fees more than offset declines in fiduciary income.

Third quarter service charge income increased 3.7% over second quarter amounts and were 4.2% higher than prior year amounts. The quarterly increase was due principally to increased overdraft and insufficient funds activity. Third quarter overdraft and insufficient funds fees were 8.9% greater than second quarter revenues. Other areas of service charge income were generally flat. Quarterly service charges on commercial accounts were little-changed from prior quarter amounts as the stable interest rate environment that was present during the second and third quarter resulted in no significant change in the amount of fee revenue realized on commercial accounts.

Fiduciary income in the third quarter totaled $2,777,000, declining $120,000, or 4.1%, from second quarter levels. The equity markets generated negative returns in the third quarter, and as a result, assets under management fell 6.4% in the quarter, resulting in the decrease in fiduciary income. Credit card fee income increased 6.4% over second quarter amounts, totaling $2,105,000. The principal reason for the increase in credit card fees is due to seasonal factors that result in increased transaction volume. Back-to-school purchases generate additional volumes in the third quarter, which translates into additional merchant fee revenue and some increase in penalty fees. As has been discussed in previous filings, the year-over-year decline in credit card fees is due to the termination of the Company's credit card securitization in the first quarter of 2002. Removing securitization income from credit card fee income from both 2001 and 2002 results, the year-over-year increase in this source of noninterest income would be 2.1%.

Other service charges, fees and income increased nominally from second quarter levels and were unchanged from the comparable prior year period. Increased mortgage loan origination volume in the third quarter resulted in increased fees on mortgage loans originated and sold. This increase offset a decline in the sale of annuity products in the Company's broker-dealer subsidiary.

Total noninterest expense in the second quarter increased declined $1,228,000 over second quarter levels and was $334,000 (1.4%) greater than comparable prior year amounts. Other noninterest expense declined $1,360,000 from prior quarter amounts due to the non-recurring charge that was recorded in the second quarter to write-off unresolved reconciling items in the item processing area.

Salaries and employee benefit costs increased $343,000 in the third quarter. This increase is due to two factors. The company reduced certain investment return assumptions used in the actuarial computation of pension expense. This resulted in a significant increase in third quarter pension expense. Additionally, the Company's health insurance plan has a third quarter renewal date, and the Company has recorded a 20% increase in health insurance costs. As has been disclosed in previous filings, the Company outsourced wealth management operational support to SunGard Wealth Management Services, LLC ("SunGard") in September, 2001. It is the reason there has been no year-over-year increase in salaries and employee benefit expense. It is also the principal reason the Company's quarterly professional services cost was $609,000 greater in 2002 than 2001.

After increasing in the second quarter as a result of lease termination costs associated with a branch in an Oklahoma Wal-Mart store, net occupancy and equipment expense declined $123,000 in the third quarter. Nominal quarterly declines were recorded in data processing expense, while postage and dispatch costs and supplies expense increased slightly. Advertising and promotional activities cost increased $291,000 in the third quarter. The Company expanded its media advertising in the third quarter, and its credit card promotional activities typically increase in the third quarter. Year-to-date advertising and promotional expense remains slightly below prior year amounts.

SEGMENT REPORTING
As disclosed in footnote 4 to the financial statements, the Company has recorded a decline of approximately $7,000,000 in its consumer banking segment profit in 2002. This decline is due principally to two factors. First, the Company's volumes and interest spread in this segment have declined from prior year levels. Second, the Company has increased its provision for loan losses in this segment in 2002. Wealth management segment profit has also declined this year. The majority of the decrease is attributable to the costs associated with the outsourcing of certain operational functions as more fully discussed above, and to the general downturn experienced in the equity markets. Partially offsetting these declines was an increase of approximately $4,000,000 in the commercial banking segment profit. During the first nine months of the year, the Company reduced the allocation of the provision for loan losses applicable to this segment by $2,815,000 as compared to 2001 results for the same period. In addition, commercial service charge income in 2002 has exceeded 2001 levels as a result of the lower interest rate environment that has been present in 2002.

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs effective for financial statements issued for fiscal years beginning after June 15, 2002.

Statement of Financial Accounting Standards No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases" and makes various technical corrections. Provisions of this Statement are effective after May 15, 2002.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.

Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" amends Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." This Statement amends Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. Provisions of this Statement are effective October 1, 2002.

The Company does not anticipate that adoption of the above Statements will have a material impact on its operating results or its financial condition.


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

                            PART 2. OTHER INFORMATION



Item 4.  Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to INTRUST Financial Corporation (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

Item 6(b). Exhibits and Reports on Form 8-K.

                 (a) Exhibits:
                       Number     Description
                       ------     -----------
                         99       Certifications  Pursuant to Sections 302 and
                                  906 of the Sarbanes-Oxley Act of 2002

                 (b) There were no reports  on Form 8-K filed  during the
                     quarter for which this report is filed.




SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRUST Financial Corporation




Date:  November 13, 2002                   By:  /s/ C.Q. Chandler
                                                -------------------
                                                 C.Q. Chandler
                                                 Chairman of the Board
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)




Date:  November 13, 2002                   By:  /s/ Jay L. Smith
                                                -----------------
                                                 Jay L. Smith
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)

EXHIBIT INDEX


    Number                Description
    ------                -----------
      99                  Certifications Pursuant to Sections 302 and 906 of the
                          Sarbanes-Oxley Act of 2002