Form 10-K
period 2002-12-31
INTRUST FINANCIAL CORP /
filed 2003-03-27
CIK 705025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2002
                                OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to ________

        Commission File Number 2-78658

                          INTRUST FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Kansas                                           48-0937376
        -------------------------------                ------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification Number)

        105 North Main Street
        Box One
        Wichita, Kansas                                       67202
        ---------------------                          ------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).   X  Yes      No
                                     -----    -----

     At February 14, 2003, there were 2,312,178 shares of the registrant's common stock, par value $5 per share, outstanding. There is no established public trading market for the registrant's common stock. Registrant is aware that quotations for its common stock have become available through the National Quotation Bureau, Inc. As reported by the National Quotation Bureau, Inc. as of June 28, 2002, the per share price of $132.00 would indicate an aggregate market value of $202,956,000 for shares held by nonaffiliates.

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

      In November 2002, INTRUST Wealth Management Services, LLC, a wholly-owned subsidiary of the Company, was liquidated.

      DESCRIPTION OF BUSINESS
      -----------------------
      As of December 31, 2002, the Company's direct wholly-owned banking subsidiary was INTRUST Bank, N.A. (the"Subsidiary Bank"), Wichita, Kansas. The Subsidiary Bank operates 44 banking locations. The Subsidiary Bank is a national banking association organized under the laws of the United States. The Subsidiary Bank provides a broad range of banking services to its customers including checking and savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, personal loans, real estate and commercial loans, investment services, credit cards, automated teller machines, safe deposit facilities, fiduciary and trust services, equipment and automobile leasing, cash management, data processing, and correspondent bank services. At December 31, 2002, the Subsidiary Bank's trust division managed assets with a market value of $2,583,686,000 in various fiduciary capacities.

      The direct and  indirect  non-banking  subsidiaries  of the  Company  are:
NestEgg Consulting, Inc. ("NCI"), INTRUST Community Development Corporation ("ICDC"), INTRUST Capital Trust ("Trust"), INTRUST Capital Statutory Trust II ("Trust II"), INTRUST Properties, Inc. ("IPI"), INTRUST Brokerage, Inc. ("IBR"), INTRUST Financial Services, Inc. ("IFS"), INTRUST RE Holdings, Inc. ("IHC"), INTRUST REIT, Inc. ("REIT") and INTRUST Investments, Inc. ("III") (collectively, the "Non-Banking Subsidiaries"). NCI, ICDC, Trust and Trust II are wholly-owned subsidiaries of the Company; IPI, IBR, IFS, IHC and III are wholly-owned subsidiaries of the Subsidiary Bank. REIT is a wholly-owned subsidiary of IHC. NCI is engaged in the business of providing employee benefit plan consulting services. ICDC makes equity and debt investments to promote community welfare. Trust and Trust II were formed to issue trust preferred securities. IPI owns banking facilities that it leases to the Subsidiary Bank. IBR provides investment brokerage services. IFS is the investment advisor for American Independence Funds Trust, a group of public stock and bond mutual fund investments. IHC is a real estate trust holding company. REIT is a real estate investment trust. III performs portfolio management activities by managing, investing and reinvesting the cash and investment securities contributed to it by the Subsidiary Bank. All of the Non-Banking Subsidiaries have their headquarters in Wichita, Kansas except IHC and REIT, which have headquarters in Nevada. The Subsidiary Bank and the Non-Banking Subsidiaries are collectively referred to as the "Subsidiaries."

      On January 21, 1998, Trust, a statutory business trust formed under Delaware law, issued $57,500,000 in cumulative trust preferred securities (the "Trust Preferred Securities"). In addition, Trust issued 71,155 common securities which are owned by the Company. The Trust Preferred Securities are publicly held and listed on the American Stock Exchange, Inc. under the symbol "IKT.PR.A." The Trust Preferred Securities, which, within prescribed limits, qualify as Tier 1 capital for regulatory reporting purposes, have a distribution rate of 8.24%. The only assets of Trust consist of 8.24% subordinated debentures (and payments thereon), due January 31, 2028, issued by the Company to Trust. The Company has notified the trustee of Trust of its intent to redeem the Trust Preferred Securities in the first quarter of 2003.

      In December 2002, INTRUST Capital Statutory Trust II ("Trust II"), a special purpose subsidiary of the Company, issued $25,000,000 in cumulative trust preferred securities ("Variable-Rate Trust Preferred Issuance"). These preferred securities qualify as capital for regulatory reporting purposes and have a dividend rate that reprices quarterly. The dividend rate is equal to 3-month LIBOR plus 3.25%. At issuance date, the Variable-Rate Trust Preferred Issuance had a stated interest rate of 4.66%. The Variable-Rate Trust Preferred Issuance will mature on December 26, 2032, unless called or extended by the Company.

      The Company owns 100% of the common stock of Trust II, and the only assets of Trust II consist of the floating rate junior subordinated deferrable interest debentures due December 26, 2032 issued by the Company to Trust II. The Company has executed a guarantee agreement which constitutes the full and unconditional guaranty by the Company of all of Trust II's obligations under the preferred securities.

      As of December 31, 2002, the Company had 25 full-time employees and two part-time employees. The Subsidiaries collectively had approximately 813 full-time and 238 part-time employees. None of the employees of the Company or the Subsidiaries are subject to a collective bargaining agreement. The Company generally considers its relationships with its employees and the employees of the Subsidiaries to be good.

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

      COMPETITION
      -----------
      The Company offers a wide range of financial services through the Subsidiaries. The Company and its Subsidiaries encounter intense competition in all of their activities. As a lender, the Subsidiary Bank competes not only with other banks but also with savings associations, credit unions, finance companies, factoring companies, insurance companies and other non-banking financial institutions. It competes for funds with other banks, savings associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities. In addition, large regional and national corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Many of such competitors have greater financial resources available for lending and acquisitions, as well as higher lending limits, than the Subsidiary Bank and may provide services which the Company or its Subsidiaries do not offer. In addition, non-banking financial institutions are generally not subject to the same regulatory constraints applicable to banks.

      The Company's retail banking segment is committed to serving the financial needs of customers in the local communities where the Subsidiary Bank and its branches are located. Its commercial banking segment serves primarily middle-market commercial customers. The Subsidiary Bank's primary service areas are Sedgwick County (including Wichita) Kansas; northeast Kansas; and Oklahoma City, Moore and Mustang, Oklahoma. The Company believes that the primary source of competition comes from approximately thirty other banks with locations in Sedgwick County, over seventy in northeast Kansas, six in Oklahoma City, and five in Mustang and Moore. However, competition can also come from institutions that do not have offices located in the Subsidiary Bank's service areas. The Company believes that the principal competitive factors in its markets for deposits and loans are, respectively, interest rates paid and interest rates charged.

      As  discussed   more  fully  below,   the  1999   Gramm-Leach-Bliley   Act
("Gramm-Leach") allows consolidation within the banking, securities and insurance industries and is predicted to increase competition in all three industries. See "Recent Legislation" below.

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

      The Act also prohibits, with certain exceptions, a bank holding company from engaging in, and from acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of the voting shares of any company engaged in a business other than banking, managing and controlling banks, or furnishing services to its affiliated banks. A bank holding company may, however, engage in, and may own shares of, companies engaged in certain businesses that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In making such determination, the Federal Reserve Board weighs the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. See "Other Legislation" below for a discussion of Gramm-Leach for a bank holding company's ability to engage in expanded activities.

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

      The Federal Reserve Board has promulgated "capital adequacy guidelines" for use in its examination and supervision of bank holding companies. These guidelines are described in detail below. A holding company's ability to pay dividends and expand its business through the establishment or acquisition of new subsidiaries can be restricted if its capital falls below levels established by these guidelines or if as a matter of safety and soundness the Federal Reserve Board prohibits the payment of dividends. In addition, holding companies whose capital falls below specified levels are required to implement a plan to increase capital.

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

      Subject to certain limited exceptions, Oklahoma law prohibits a bank holding company from acquiring ownership or control of any insured financial institution located in Oklahoma if such acquisition would result in the holding company owning or controlling banks located in Oklahoma with total deposits in excess of 12.25% of the total deposits of insured depository institutions in Oklahoma, as determined by the Oklahoma Bank Commissioner ("OBC"). A bank cannot be acquired by a bank or a bank holding company until such bank has been in existence and continuous operation for a period of five years; this restriction does not prevent a bank or a bank holding company from acquiring a bank whose charter was granted for the purpose of purchasing the assets and liabilities of a bank located in Oklahoma closed by regulators due to insolvency or impairment of capital. Under Oklahoma law, an out-of-state bank holding company may acquire an unlimited number of banks and bank holding companies as long as each bank to be acquired has been in existence and continuous operation for more than five years.

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

      The rate of interest a bank may charge on certain classes of loans may be limited by state law. Federal law imposes restrictions on a national bank's lending activities by regulating the amount of credit a national bank may extend to an individual borrower or group of borrowers acting in concert.

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

      CAPITAL REQUIREMENTS
      --------------------
      The Federal Reserve Board, together with the other federal banking regulatory agencies, has promulgated guidelines defining regulatory capital requirements based upon the level of risk associated with various categories of assets (the "Guidelines"). The Guidelines are applicable to all bank holding companies and federally supervised banking organizations. Under the Guidelines, balance sheet assets are assigned to various risk weight categories (i.e., 0, 20, 50, or 100%), and off-balance sheet items are first converted to on-balance sheet "credit equivalent" amounts that are then assigned to one of the four risk-weight categories. For risk-based capital purposes, capital is divided into two categories: core capital ("Tier 1 capital") and supplementary capital ("Tier 2 capital"). Tier 1 capital generally consists of the sum of: common stock, additional paid-in capital, retained earnings, qualifying perpetual preferred stock (within certain limitations), minority interest in equity accounts of consolidated subsidiaries; less intangibles, including goodwill (within certain limitations). Tier 2 capital generally includes: reserve for loan losses (within certain limitations), perpetual preferred stock not included in Tier 1 capital, perpetual debt, mandatory convertible instruments, hybrid capital instruments, and subordinated debt and intermediate-term preferred stock (within certain limitations). The total amount of Tier 2 capital under the Guidelines is limited to 100% of Tier 1 capital. The sum of Tier 1 and Tier 2 capital comprises total capital ("Total Capital"). The Guidelines require minimum ratios of Tier 1 and Total Capital to risk weighted assets, on a consolidated basis. The minimum ratios required by the Guidelines are shown as follows in comparison with the consolidated ratios of the Company and for the Subsidiary Bank at December 31, 2002. Based on this financial data, the Company's capital ratios exceed the Guidelines on a consolidated basis. The Subsidiary Bank also exceeds the minimum guidelines at the bank level.


                                                 Company         IB
                               Guidelines        Ratios        Ratios
                               ----------        ------        ------
Tier 1 Ratio                      4.0%            12.7%          9.9%
Total Capital Ratio               8.0%            14.6%         11.2%

      In addition to the Guidelines, the Federal Reserve Board requires a minimum leverage ratio ("leverage ratio") of Tier 1 capital (as described above) to total assets of 4%. The Company's consolidated leverage ratio at December 31, 2002 was 10.4%. Similar requirements also apply to the Subsidiary Bank. At December 31, 2002, the leverage ratio for the Subsidiary Bank was 8.2%.

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

      DIVIDENDS
      ---------
      The National Bank Act restricts the payment of dividends by a national bank generally as follows: (i) no dividends may be paid which would impair the bank's capital, (ii) until the surplus fund of a national banking association is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding consecutive two quarters in the case of quarterly or semi-annual dividends, or not less than one-tenth of the net profits of the preceding four consecutive quarter periods in the case of annual dividends, and (iii) the approval of the OCC is required if dividends declared by a national banking association in any year exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

      OTHER LEGISLATION
      -----------------
      Gramm-Leach, enacted on November 12, 1999, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks; (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers; (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System; (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act; and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

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

      Although the Company currently meets all standards required for qualification as a financial holding company, it has not yet determined whether it will seek to qualify as, or engage in any of the additional activities authorized for, a financial holding company. The Company continues to evaluate whether, based on market conditions, the financial condition of the Company and its Subsidiaries, regulatory capital requirements, general economic conditions and other requirements, it desires to utilize any of the expanded powers permitted by Gramm-Leach.

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

      AVAILABLE INFORMATION
      ---------------------
     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available at the Securities and Exchange Commission ("SEC") Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports and other information regarding issuers that file electronically. The SEC Internet address is http://www.sec.gov. The Company's Internet address is http://www.intrustbank.com. The Company does not make its filings to the SEC available on its Internet website because as disclosed elsewhere in this filing, the Company has announced its intention to deregister its securities after consummation of a proposed "going private" transaction via a cash-out merger. The Company will provide paper copies of its SEC filings upon request.


ITEM 2.   PROPERTIES.
-------   -----------

      The Company's principal offices and the Subsidiary Bank's main banking offices are located at 105 North Main Street and 100 North Main Street, Wichita, Kansas. Both offices are located in three office buildings owned by IPI and leased by the Subsidiary Bank. These three buildings, together with the adjacent six-story and one-story garages owned by IPI, occupy approximately one city block in downtown Wichita. Portions of the sixth through tenth floors of the building at 105 North Main Street and sixth through ninth floors of the building at 100 North Main are presently subleased by the Subsidiary Bank to others. The Company subleases office space from the Subsidiary Bank on the third and fourth floors of the building at 100 North Main. Employees of the Non-Banking Subsidiaries occupy space within various Subsidiary Bank office locations.

      As of December 31, 2002, the Subsidiary Bank had eight detached branch facilities in Wichita, Kansas, all leased from its subsidiary IPI. IPI owns the facilities and the land at six offices. With respect to the two other detached offices, IPI owns the facilities and leases the land on which such offices are located from unaffiliated parties.

      In addition, the Subsidiary Bank had offices in the following communities:

o Two small branch offices leased by the Subsidiary Bank which serve residents and staff members of retirement communities in Wichita, Kansas.

o Offices leased by the Subsidiary Bank from an unaffiliated party in eleven Dillon supermarkets in Wichita, Kansas.

o Branches owned by IPI and leased to the Subsidiary Bank in Andover, Augusta, Derby, El Dorado, Haysville, Holton, Lawrence (2), Manhattan
           (2), Prairie Village, Topeka and Valley Center, Kansas.

o Dillon supermarket offices leased by the Subsidiary Bank from an unaffiliated party in Andover, Derby, El Dorado and Shawnee, Kansas.

o A branch, in Overland Park, Kansas, leased by the Subsidiary Bank from an unaffiliated party.

      Total square footage of all facilities owned and occupied by the Company in Kansas, as of December 31, 2002, was approximately 491,000 square feet.

      The Subsidiary Bank owns its main banking office in Oklahoma, located at 5100 Northwest Tenth, Oklahoma City, Oklahoma. Total square footage of the facility is approximately 23,550 square feet. The Subsidiary Bank leases a branch facility located at 5909 N.W. Expressway, Oklahoma City, Oklahoma, which has approximately 3,200 square feet of office space. The Subsidiary Bank also owns offices located in Moore and Mustang, Oklahoma, with a total square footage of approximately 19,000 square feet.

      The Subsidiary Bank has an office providing fiduciary and trust services in Tulsa, Oklahoma, which is leased from an unaffiliated party.

      All facilities owned by the Company and its Subsidiaries are maintained in good operating condition and are adequately insured. The Company considers its properties and those of the Subsidiaries to be adequate for current and planned operations.


ITEM 3.   LEGAL PROCEEDINGS.
-------   ------------------

      The Company and certain of the subsidiaries of the Company are parties in a variety of legal proceedings, none of which is considered to be material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

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
                                          2002                  2001
--------------------------------------------------------------------------------
                                      High     Low          High     Low
--------------------------------------------------------------------------------
     1st Quarter                      $132     $125         $120     $120
     2nd Quarter                       134      129          122      120
     3rd Quarter                       135      127          125      122
     4th Quarter                       151      129          125      124

      The quotations in the above table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On February 14, 2003, there were 368 stockholders of record for the 2,312,178 shares of outstanding common stock. Approximately 73% of the shares are held by Kansas resident individuals, institutions or trusts, with the remainder held by residents of twenty-nine other states, with no singular concentrations. In 2002, the Company received cash dividends in the amount of $50,000,000 from the Subsidiary Bank, $500,000 from NCI and $147,000 from Trust. The Company declared and paid cash dividends of $7,474,000, or $3.20 per share, during 2002 and $7,507,000, or $3.20 per share, during 2001. During 2002, dividend declaration dates were January 8, April 9, July 9 and October 8. During 2001, dividend declaration dates were January 9, April 10, July 10, and October
9. The payment of dividends by the Company is primarily dependent upon receipt of cash dividends from the Subsidiary Bank. Regulatory authorities can restrict the payment of dividends by national and state banks when such payments might, in their opinion, impair the financial condition of the bank or otherwise constitute unsafe and unsound practices in the conduct of banking business. Additional information concerning dividend restrictions may be found in the "Notes to Consolidated Financial Statements" (note 15) and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Asset/Liability Management". The priorities for use of cash dividends paid to the Company are the payment of interest related to the Trust Preferred Securities and the quarterly interest payments and annual principal payments on the variable rate term loan payable to another financial institution. Additional information concerning the Trust Preferred Securities and the term loan may be found in the "Notes to Consolidated Financial Statements" (notes 10 and 11). The Company's Board of Directors will review the cash dividends on the Company's common stock each quarter with consideration given to the earnings, business conditions, financial position of the Company and such other factors as may be relevant at the time.

      EQUITY COMPENSATION PLAN INFORMATION
      ------------------------------------
      The Company has one stock-based compensation plan, approved by its shareholders, under which equity securities are authorized for issuance to employees in exchange for services. Further information about this plan may be found in this report in the "Notes to Consolidated Financial Statements" (notes 1 and 12) and in Item 11 "Executive Compensation". The Company does not have any non-shareholder approved plans.

ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

INTRUST Financial Corporation and Subsidiaries
Five Year Summary of Selected Financial Data
Dollars in thousands except per share data

---------------------------------------------------------------------------------------------------------------
Years Ended December 31,                             2002        2001         2000        1999        1998
---------------------------------------------------------------------------------------------------------------
Operations:
 Interest income                                    $133,375     $168,210    $183,147    $155,206     $146,883
 Interest expense                                     43,694       74,192      88,225      71,539       69,325
---------------------------------------------------------------------------------------------------------------
     Net interest income                              89,681       94,018      94,922      83,667       77,558
 Provision for loan losses                            11,300       13,105      10,620      10,940       11,090
---------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan losses                                    78,381       80,913      84,302      72,727       66,468
 Noninterest income                                   57,878       56,005      49,875      48,182       43,005
 Noninterest expenses                                 95,444       94,557      92,502      84,113       77,749
---------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes         40,815       42,361      41,675      36,796       31,724
 Provision for income taxes                           13,924       15,842      16,540      14,338       12,190
---------------------------------------------------------------------------------------------------------------
Net income                                          $ 26,891     $ 26,519    $ 25,135    $ 22,458     $ 19,534
---------------------------------------------------============================================================

Average shares outstanding                         2,334,492    2,344,340   2,370,686   2,045,623    2,147,118
---------------------------------------------------============================================================

---------------------------------------------------------------------------------------------------------------
Per share data assuming no dilution                   $11.52       $11.31      $10.60      $10.98        $9.10
---------------------------------------------------============================================================

---------------------------------------------------------------------------------------------------------------
Per share data assuming full dilution                 $11.41       $11.21      $10.50       $9.48        $7.90
---------------------------------------------------============================================================

---------------------------------------------------------------------------------------------------------------
Cash dividends per share                               $3.20        $3.20       $3.00       $2.40        $2.50
---------------------------------------------------============================================================
Balance sheet data at year-end:
 Total assets                                     $2,524,548   $2,555,497  $2,418,457  $2,338,453   $2,115,465
 Total deposits                                    1,907,064    1,969,137   1,844,302   1,818,476    1,647,354
 Long-term notes payable                               2,500        5,000      10,500      10,000       12,500
 Convertible capital notes                                 0            0           0           0       11,078
 Subordinated debentures                              82,500       57,500      57,500      57,500       57,500
 Stockholders' equity                                205,600      188,746     169,466     153,883      129,611
 Book value per share                                  88.45        80.55       72.01       64.33        63.95
---------------------------------------------------------------------------------------------------------------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

      FINANCIAL OVERVIEW
      ------------------
      The Company recorded net income of $26,891,000 for the year ended December 31, 2002. This represents a 1.4% increase over the comparable prior year amount. Diluted earnings per share increased 1.8%, from $11.21 in 2001 to $11.41 in 2002.

     2002 proved to again be a challenging year for the Company. The uncertain economic environment resulted in slower growth during the year, and net charge-offs continued to remain high by historical standards. The unprecedented easing of rates by the Federal Reserve that took place in 2001 continued into 2002. The resulting compression in the Company's net yield on interest-earning assets generated a 4.6% reduction in net interest income. Offsetting some of these negative factors were the Company's decision to sell seven branch banking facilities and the favorable resolution of some long-standing tax matters.

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

     An allowance has been established for loan losses. The provision for loan losses charged to operations is based on management's judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that the allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review this allowance and may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. (See discussion under Asset Quality and Provision for Loan Losses below.)

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

     The Company has established credit analysis and review processes for determining the propriety of its allowance for loan losses. Individual commercial loans meeting certain size criteria are reviewed and graded individually. A specific allowance is then computed for each reviewed credit based on the overall grade assigned. A general allowance for those commercial loans not individually reviewed is computed based on a factor applied to the total dollar amount of commercial loans not subject to specific review. That factor is based on actual historical loss experience and current economic conditions. Credit card loans are considered to be a homogeneous group of receivables, with the allowance allocated to the credit card portfolio based on credit scoring, bankruptcy trends and delinquency information of that portfolio. Other consumer loans consist principally of loans secured by automobiles and loans secured by real estate. These loans are also reviewed in the aggregate. The Company's grading system is based on both objective factors, principally financial information and ratios, and other subjective measures such as quality of management, projected industry trends and competitive factors. A detailed analysis of the allowance for loan losses is conducted quarterly. It is during this analysis that the Company may make changes to the allocation of the allowance based on an assessment of specific risk factors in each of its business lines.

      The credit environment in 2002 was similar to that experienced in 2001, but was appreciably different from the environment present in 2000. During 2000, the Company operated in a generally favorable economic environment. Net charge-offs in the Company's loan portfolio were at a relatively low rate, totaling .45% of average loans. However in 2001, the economy slowed and general economic trends became less favorable. The Company's net charge-off percentage more than doubled, to .91% of average loans. The underlying softness in the economy continued into 2002, and the Company's net charge-off percentage totaled ..63% of average loans.

     During 2002, the Company recorded gross charge-offs of $16,609,000, a decline of $2,160,000 from the comparable 2001 total. While gross charge-offs declined, the Company recorded an increase of $1,264,000 in credit card charge-offs. The termination of the Company's remaining credit card securitization in February of 2002 impacts the comparability of the credit card charge-off amounts. During 2001, $1,340,000 in charge-offs on credit card accounts was recorded as a reduction in non-interest income, as the receivables to which these accounts related were not recorded on the Company's balance sheet. The comparable amount in 2002 was $85,000. Thus, absent the effect of the treatment of credit card charge-offs due to the off-balance sheet securitization, credit card charge-offs in 2002 would have been comparable to 2001 levels.

     A reduction of $381,000 was recorded in 2002 in installment lending charge-offs. This decline is attributable to the significant decline in outstanding balances that the Company experienced in this segment of its loan portfolio. As can be seen in the accompanying loan portfolio information contained in Table 6, outstanding installment loans have declined by $58,455,000, or 32.4%, in 2002. While a portion of this decline can be attributed to the general softening in the economy that the Company has seen in its principal markets, the principal reason for the decline is a reduction in the Company's automobile loan outstandings. As has been discussed in previous filings, automobile loan receivables have historically comprised a relatively large percentage of installment lending outstanding balances. As the relative profitability of this business came under pressure in 2000, the Company curtailed the amount of automobile loan originations. This trend continued into 2001, and then with the advent of the 0% promotional financing offered by many of the major car manufacturers, indirect automobile lending activity came to a virtual standstill in 2002. While installment lending receivables declined 32.4% in 2002, gross installment loan charge-offs only declined 18.3% during the comparable period. This was not entirely unexpected. As a loan portfolio declines, proportional charge-off percentages often increase. In the case of automobile loans, many customers whose financial strength allowed them to purchase new cars financed those automobiles elsewhere, and the Company's overall portfolio was comprised of somewhat lesser quality credit. In addition, the unusual pressures in place in the automobile markets resulted in a decline in the value of used cars. The value of the Company's collateral declined as a result, and this translated into slightly higher charge-off percentages. Due to these factors, the portion of the Company's allowance for loan losses at December 31,2002 allocated to the installment loan portfolio was equal to 1.53% of total installment loans. The comparable percentage at December 31, 2001 was 1.36%.

     No loans were charged-off in 2002 in the real estate-construction or real estate-mortgage sectors. Commercial lending charge-offs totaled $8,340,000, declining $3,043,000 from the comparable 2001 amount. In 2001, the Company recorded a significant increase in the amount of net charge-offs in the commercial lending segment of its loan portfolio. That increase was attributable to charge-offs recognized on two commercial loans. Both of these companies operated in the manufacturing industry, but the products manufactured by these companies were quite dissimilar. One of the credits was a syndicated national credit in which the Company was a participant. The other credit was a loan to a customer in one of the Company's principal markets. During 2002, the company that had obtained financing through the syndicated national credit was acquired, and a recovery of $2,230,000 was recorded. The Company's recorded investment in the other significant 2001 charge-off at December 31, 2002 was equal to the estimated market value of the underlying collateral. The Company also recorded a $1,100,000 recovery in 2002 on a credit that had been charged-off a number of years ago. Recoveries on a number of other smaller credits comprised the other $843,000 in 2002 commercial recoveries. 89.3% of the Company's commercial, financial and agricultural charge-offs in 2002 were comprised of three credits. Two were in the agribusiness sector and the other credit was in the general aviation industry. The Company's largest charge-off during the year was in the agribusiness industry and was the result of the Company participating in a syndicated loan to a customer in the beef-packing industry. That customer declared bankruptcy, and its assets were subsequently sold to another entity. The Company's investment in this credit was equal to the estimated market value of the underlying collateral at December 31, 2002. The other aforementioned agribusiness credit was fully charged-off at December 31, 2002, and the third credit, a general aviation credit, was carried on the books at the estimated value of the individual guarantees issued in support of the credit. Complete performance under those guarantees occurred in January 2003.

      Charge-off activity in 2001 increased significantly over comparable prior year levels. Gross charge-offs of $18,769,000 represented an increase of 83.1% over comparable 2000 amounts. The two loans discussed in the preceding paragraph were responsible for 98% of the increase in charge-offs in 2001. Loans on which reserves had been specifically identified were charged-off in 2001, resulting in a decline in the allowance from $28,972,000 to $25,904,000. During 2002, the Company's allowance for loan losses increased $189,000, as the provision for loan losses was approximately equal to recorded net charge-offs. Allocation activity in the allowance for loan losses in 2002 was similar to that experienced in 2001. Commercial loans considered risk elements have declined in 2002, as have commercial, financial and agricultural net charge-offs. These favorable trends have been offset in part by the continued weakness in the economy. As a result of these factors, the percentage of the allowance for loan losses allocated to commercial, financial and agricultural loans has declined slightly, from 48.5% in 2001 to 43.6% in 2002. In addition, a lesser percentage of the allowance for loan losses in 2002 was allocated to the installment lending area in recognition of the decline of those outstandings. This too is consistent with 2001 activity. The increase in the amount of the allowance allocated to the real estate- mortgage area is due principally to specific reserves established on two credits. One credit is engaged in the hotel industry, and the other in the retail industry.

      Loans considered risk elements, as detailed in Table 8, have declined from $17,951,000 at December 31, 2001 to $9,344,000 at December 31, 2002. 47.7% of
the total dollar amount of loans considered risk elements at December 31, 2002 is attributable to the beef-packing industry credit and the manufacturing credit referred to above. Credit card loans accounted for another 17.1% of the total, with the remainder made up of a number of individually insignificant credits. The Company ended 2002 with its allowance for loan losses equal to 1.48% of total loans. The comparable percentages in 2001 and 2000 were 1.46% and 1.68%, respectively. At December 31, 2002, the allowance for loan losses was equal to 279% of nonaccrual, past due and restructured loans. The comparable percentages in 2001 and 2000 were 144% and 486%, respectively. While the Company's allowance coverage of loans considered risk elements has increased, concerns remain about both the national and local economy. It now appears that a rebound in the general aviation industry may take longer than originally thought. The Company believes that 2003 will continue to be a challenge with respect to overall portfolio performance.

      Management believes the allowance for loan losses to be adequate at this time. Please refer to Table 9, Summary of Loan Loss Experience, for additional information. Management is not aware of specific issues that would significantly impact the overall credit quality of the loan portfolio in 2003.

      NET INTEREST INCOME
      -------------------
      The challenging interest rate environment of 2001 continued into 2002. The unprecedented 475 basis point easing by the Federal Reserve in 2001 negatively impacted 2002 interest margins, as that easing affected the yields on interest-earning assets that matured or repriced in 2002. In addition, the Federal Reserve reduced rates by a further 50 basis points in 2002, which served to reduce yields further. It has been over forty years since Federal Funds rates were at the level that they were in December 2002. With interest rates at historically low levels, the Company was precluded from reducing its cost of funds by a magnitude sufficient to offset the decline in interest income. The resulting compression in the net yield on interest-earning assets resulted in a $4,337,000 reduction in net interest income in 2002.

      Total interest income declined $34,835,000, or 20.7% from prior year levels. The full-year effect of the 2001 Federal Reserve easing resulted in a significant reduction in interest income. The decrease in interest income attributable to declining yields totaled $36,371,000. With average interest-earning assets increasing only 1.5% in 2002, the modest increase in interest income due to somewhat higher asset levels did not come close to offsetting the reduction in interest income attributable to lower interest rates. The interest rate environment resulted in the Company's yield on interest-earning assets declining 163 basis points in 2002, from 7.46% to 5.83%. The composition of interest-earning assets also had a modest effect on total yields, as loans comprised a lesser percentage of average interest-earning assets. The 2002 percentage was 76.1%. The comparable 2001 and 2000 percentages were 77.1% and 77.8%, respectively.

      As noted above, average interest-earning assets increased only 1.5% in 2002. While the Company's decision to divest seven branches impacted average interest-earning assets, the Company estimates that the effect of this fourth quarter transaction reduced average interest-earning assets in 2002 by only about 1%. The slowdown in the economy was a more significant factor in the Company's growth in interest-earning assets declining from 4.8% in 2001 to 1.5% in 2002. Average net loans increased $5,771,000 in 2002. The Company would have recorded a decline in average net loans of approximately $24,300,000 had the Company's credit card securitization not terminated in early 2002. This compares to an increase in average net loans of $64,168,000 in 2001 and $147,373,000 in 2000. As discussed above, the Company has recorded a continued reduction in its installment lending portfolio, as its volume of automobile loans has declined significantly. Little growth has occurred in credit card outstandings, and the rate of growth in commercial lending receivables has moderated.

      After falling 107 basis points in 2001, yields on the Company's loan portfolio fell by another 172 basis points in 2002. As can by seen in Table 7, Maturities and Sensitivity to Interest Rate Changes, 70.2% of the Company's non-mortgage commercial loan portfolio is subject to repricing in one year or less. A majority of both the real estate loan portfolio and the credit card portfolio is also subject to repricing within one year. This balance sheet posture resulted in a downward repricing of much of the Company's loan portfolio in 2002 as the Federal Reserve lowered rates during 2001 and 2002. The Company believes that it will continue to operate in a very competitive lending environment in 2003, and that both the local and national economy will remain uncertain. The Company anticipates that loan yields will continue to decline in 2003, but it does not expect that decline to be as significant as that recorded in 2002.

      Yields on the Company's investment security portfolio declined 120 basis points in 2002. During the year, $306,664,000 in investment securities either matured or were called. This resulted in a substantial downward repricing of much of the investment portfolio. Table 5, Maturities and Yield Analysis, indicates that the weighted-average maturity of the Company's investment portfolio is 5 years, 3.2 months. This is an increase when compared to the prior year amount of 2 years, 10.6 months. During 2002, the Company increased its investment in U.S. Agency mortgage-backed investment products. Table 5 is prepared on the basis of contractual maturities, and does not give effect to the periodic cash flows generated by these mortgage-backed securities. When taking projected cash flows on mortgage-backed securities into account, the comparable weighted average life of the investment portfolio is 2 years, .1 month. In this period of low interest rates, the Company has elected to maintain an investment portfolio with a relatively short weighted-average maturity.

     Interest expense fell $30,498,000 in 2002, as the cost of interest-bearing liabilities declined 149 basis points from 2001 levels, and demand deposits comprised a slightly greater percentage of funding sources. Average demand deposits increased 8.0% in 2002, totaling $256,904,000. Non interest-bearing demand deposits comprised 13.5% of total deposits in 2002 compared to 12.8% in 2001. Total interest-bearing liabilities were little-changed in 2002, declining $10,793,000, or .53%. Had the Company not elected to divest selected branches in the fourth quarter of 2002, the Company would have recorded a nominal increase in year-over-year average total interest-bearing liabilities. Deposit costs declined 142 basis points, as deposits continued to reprice downward in 2002. During 2002, the Company did experience a modest increase in average total interest-bearing deposits. Much of this increase was due to the movement by some commercial customers of funds out of securities sold under repurchase agreements and into traditional deposit products. The Company believes that it operates in a very competitive environment with respect to the pricing of traditional deposit products. The continued easing by the Federal Reserve in 2002 only served to exacerbate this situation. The Company anticipates that the extremely low interest rate environment will continue into 2003 and result in additional compression in the interest margin.

      The Company's average short-term debt declined in 2002, from $340,438,000 in 2001 to $311,131,000. As noted in the preceding paragraph, certain of the Company's commercial customers elected to shift some of their funds from securities sold under repurchase agreements into traditional deposit instruments during 2002 in order to earn modestly higher returns. The cost of average short-term debt in 2002 was .87%, a decline of 216 basis points from the comparable cost in 2001. The cost of funds of average savings and interest-bearing demand deposits in 2002 was .97%.

      Total interest expense on long-term debt declined $363,000 in 2002. This decrease was due to a decrease in the average balance of long-term debt, as the Company's average outstanding debt under its long-term credit agreement fell in 2002. The principal components of long-term debt are the Company's two issuances of trust preferred securities. At December 31, 2002, the Company had $57,500,000 outstanding in a publicly-traded issuance that carried an interest rate of 8.24%. Also outstanding at December 31, 2002 was a $25,000,000 floating rate issuance. The interest rate on this issuance at December 31 was 4.66%. The Company's long-term debt with another financial institution carries a floating rate of interest tied to the lender's Eurodollar base rate. The average cost of this indebtedness was 3.2% in 2002 and 5.8% in 2001.

      The interest rate environment that existed in 2001 was one in which the Federal Reserve took the unprecedented step of easing rates 475 basis points over the twelve-month period. This action resulted in declines in both interest income and interest expense, with overall compression in the interest margin and a reduction in net interest income of $904,000. Average interest-earning assets increased 4.8% in 2001, but the Company's net yield on interest-earning assets fell 24 basis points. The combination of these factors resulted in a decline of $14,937,000 in total interest income from the comparable 2000 level. Growth rates slowed in 2001, reflecting the general downturn in the economy. Average net loans increased $64,168,000 in 2001, after increasing $147,373,000 in 2000. This decrease was due in part to the economy and also to the reduction in indirect automobile lending volume. The decreasing interest rate environment resulted in loan yields declining 107 basis points and investment security yields declining 46 basis points.

      Interest expense fell $14,033,000 in 2001, as the cost of interest-bearing liabilities declined 77 basis points. Deposit costs declined 42 basis points. The low interest rate environment did result in customers shifting deposits out of relatively lower rate products, such as interest-bearing demand accounts into higher interest-bearing time deposits. This action served to mitigate some of the impact of the falling interest rate environment on interest expense. Total interest-bearing deposit liabilities were little-changed in 2001. The Company did benefit, however, from an increase in demand deposits, as average demand deposits in 2001 increased 16.2% over 2000 levels. Negative equity market returns, coupled with the Company's introduction of a free checking account product were the principal reasons that average deposits increased $43,098,000 in 2001. The Company's average short-term debt increased $24,460,000 in 2001 due principally to continued success in the sale of its cash management services. Interest expense on long-term debt declined modestly in 2001 as the Company recorded a 220 basis point decline in the funding cost of its average indebtedness to another financial institution.

      The Company anticipates that it will continue to operate in a low interest rate environment in 2003. The Company expects that it will be difficult to lower deposit costs much more because of both competitive pressures in its principal markets and the fact that deposit rates are at the lowest rates they have been in a number of years. As a result, the Company anticipates that there will continue to be significant pressure on its interest margin. Management will continue to place a major emphasis on the maintenance of net interest margins within the overall framework of sound interest-rate risk management.

      NONINTEREST INCOME
      ------------------
      Total noninterest income increased 3.3% in 2002, totaling $57,878,000. During 2002, the Company entered into agreements to sell seven branch banking facilities. Six of the seven branches were sold in 2002, generating a gain of $3,091,000. The seventh branch was sold in January 2003. Offsetting this
year-over-year   change  was  the  Company's  termination  of  its  credit  card securitization in February 2002. $427,000 in securitization revenue was recognized in 2002, the comparable 2001 amount was $2,761,000. Excluding the effect of these two issues, the year-over-year change in noninterest income would have been an increase of 2%. The slowing economy, coupled with the continued downturn in the equity markets resulted in a lesser rate of growth in noninterest income in 2002.

      Service charges on deposit accounts increased 8.0% in 2002. This increase was due to two principal factors - an increase in service charges on commercial accounts and an increase in overdraft and insufficient funds fee income. The Company continues to successfully market its cash management services and acquire new customers. The low interest rate environment present for much of 2002 resulted in commercial accounts receiving a lesser credit that could be applied against the cost of various cash management services. This resulted in many more commercial customers incurring service charges, as their deposit balances were insufficient to cover the cost of the services they had used. This activity accounted for approximately one-half of the increase in service charge revenue. The Company continued to record growth in the free checking account product that was introduced in 2001. This account, with overdraft privilege features, has proven to be popular and has resulted in a number of accounts migrating from other checking account products to this free checking product. During 2002, the increase in the Company's net overdraft fee revenue more than offset the decline in service charges associated with the migration to the free checking product. This differential accounted for the other 50% of the year-over-year increase in this line item.

      The equity markets generated negative returns for the third consecutive year. The S&P 500 was down 23.8%, the Dow Jones Industrial Average declined 17.2%, and the NASDAQ was off 32.5%. While the Company was able to acquire new wealth management accounts and thereby increase its fiduciary income, the new business acquired was insufficient to offset the negative market returns in 2002. Assets under management for which the Company has a fiduciary responsibility fell 6% overall, and the Company recorded a 7.9% decline in revenue. This reduction was offset to some extent by an 18% increase in debt administration revenue, as the low interest rate environment saw a number of companies and municipalities refinance previously issued debt offerings.

      Credit card fee revenue declined $2,671,000, or 24.3%, in 2002. As discussed above, 87.4% of this reduction is due to the termination of the Company's credit card securitization in February 2002. Amounts that had previously been reflected as net noninterest income when the underlying credit card accounts were not on the Company's balance sheet are now reflected as interest income and in charge-offs now that the receivables are maintained on the balance sheet. After declining $472,000 in 2001, cash advance, overlimit and late fees fell another $289,000 in 2001. The downturn in the economy continues to affect credit card usage. Other service charges, fees and income increased $786,000 in 2002. This increase resulted from a number of different factors. The low interest rate environment in place during 2002 generated a significant increase in the volume of residential real estate loans that were originated for sale in the secondary market. These fees increased $300,000. Letter of credit fee revenue increased as the Company modestly expanded its geographic market, and certain price changes on selected consumer products resulted in additional fee revenue.

      Total noninterest income increased 12.3% in 2001, totaling $56,005,000. Increased service charge revenue, ATM fees and loan fees more than offset declines in wealth management fees and credit card fees. Service charges on deposit accounts increased 30.3% in 2001 to total $17,886,000. This increase was due to two principal factors - an increase in service charges on commercial accounts and an increase in OD and NSF fee income. The Company continued to successfully market its cash management services and acquire new customers. The low interest rate environment present for much of 2001 resulted in commercial accounts receiving a lesser credit that could be applied against the cost of various cash management services. This resulted in many more commercial customers incurring service charges, as their deposit balances were insufficient to cover the cost of the services they had used. This activity accounted for approximately one-third of the increase in service charge revenue. During 2001, the Company redesigned and simplified its product line. One product line change that was made was to introduce a free checking account. The account, with new overdraft privilege features, has proven to be popular, and has resulted in OD and NSF fee income increasing over $2,500,000 in 2001. Other deposit product pricing changes were made that resulted in approximately $200,000 in additional revenue in 2001. The equity markets generated negative returns for the second consecutive year. These negative returns resulted in a 7.7% reduction in assets under management for which the Company has a fiduciary responsibility and a corresponding decline in fee revenue. The slowing economy, combined with the events of September 11, served to decrease credit card transaction volume. This decreased activity resulted in a 4.8% decline in credit card fees. Other service charges, fees and income increased $3,029,000 in 2001. This increase resulted from a number of different factors. First, the Company repriced a number of its loan products to bring its revenues more closely in line with the costs of providing these products and services. This resulted in a $1,640,000 increase in revenue. Second, the low interest rate environment in place during 2001 generated a significant increase in the volume of residential real estate loans that were originated for sale in the secondary market. These fees increased $420,000. ATM and debit card usage continues to increase, and this resulted in a $488,000 increase in transactional fee income. Finally, credit life sales increased $506,000 in 2001.

      NONINTEREST EXPENSE
      -------------------
      Noninterest expense increased .93%, or $887,000 in 2002. The adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" resulted in a year-over-year reduction in goodwill amortization of $1,312,000. The increase in noninterest expense without the impact of the implementation of this accounting pronouncement would have been 2.3%.

      Salaries and employee benefits expense increased 2.1% in 2002. As has been disclosed in previous filings, the Company outsourced wealth management operational support to SunGard Wealth Management Services, LLC ("SunGard") in the third quarter of 2001. This action affects the year-over-year comparison of both salaries and employee benefits expense as well as professional services cost. As a result of a full year's costs being incurred under this arrangement in 2002, professional services expense rose by approximately $2,700,000. The reduction recorded in salaries and employee benefits expense in 2002 as a result of the SunGard outsourcing arrangement was partially offset by increased defined benefit and defined contribution plan costs, along with increased health care costs. The Company's pension expense increased $747,000 in 2002, its defined contribution plan costs increased approximately $300,000, and health insurance expense in 2002 was $304,000 greater than comparable 2001 amounts. Like many other companies, the Company's actual pension plan investment returns continue to run below expectations. This negatively affected pension expense in 2002. Health care costs continue to increase, and the Company incurred a significant increase in its health insurance premiums during the year. The increase in defined contribution costs in 2002 is due to the Company meeting certain financial targets, which resulted in an increase in the employer match on the Company's 401(k) plan. At December 31, 2002, the Company and its subsidiaries employed 958 full-time equivalent employees. The comparable total at December 31, 2001 was 1,025.

     The Company's acquisition of land, buildings and equipment declined in 2002 from $8,264,000 in 2001 to $6,961,000. This factor, along with certain technology equipment becoming fully depreciated in 2002, resulted in the Company recording a year-over-year decline in depreciation expense. This accounted for approximately one-half of the decline in net occupancy and equipment expense. Also contributing to the decline were reduced utility costs, lower repair costs, and a decline in service contracts expense.

      Professional services expense increased $3,426,000 in 2002. As discussed above, the majority of this increase is attributable to the Company operating under the SunGard arrangement for a full year in 2002. The other major components of the increase in professional services expense related to investment banking and legal costs associated with the Company's proposed going private transaction, along with investment banking fees paid in connection with the Company's divestiture of selected branch banking facilities.

      Advertising and promotional expenditures in 2002 were consistent with 2001 levels, as were data processing costs. Both postage and dispatch costs and supplies expense were impacted by the branch divestiture. Customer counts were reduced as a result of the divestiture, and there were fewer statements to be mailed. Supplies existing at the divested branches could be redeployed throughout the Company's retail delivery system. The Company also invested in technology that allowed it to reduce its postage costs. The reduction in intangible assets amortization was also due to the branch divestiture. The divestiture resulted in the reduction of intangible assets by approximately $4,300,000. As the divestiture transaction took place in the fourth quarter, there was not a significant reduction in intangible asset amortization in 2002. The effect of the divestiture on intangible asset amortization will be more pronounced in 2003.

      There were no individually significant changes in the components of other noninterest expense.

      Noninterest expense increased 2.2%, or $2,055,000 in 2001. Salaries and employee benefits expense increased $1,632,000, or 3.6% in 2001. At December 31, 2001, the Company and its subsidiaries employed 1,025 full-time equivalent employees. The comparable total at December 31, 2000 was 1,035. Salaries and employee benefit costs in 2001 represented 1.92% of average assets. The comparable percentage in 2000 was 1.93%.

      The largest line item increase in noninterest expense in 2001 occurred in net occupancy and equipment expense. The Company has, during the two years ended December 31, 2001, purchased land, buildings and equipment totaling $23,206,000. Additional depreciation expense on these fixed assets, combined with increased property taxes on these acquisitions and increased service contract costs are the principal reasons for the $1,943,000 increase in net occupancy and equipment expense between the years ended 2000 and 2001.

      The cost of advertising and promotional activities declined $485,000 in 2001. The Company undertook a new promotional campaign in 2000 that involved significant media production costs. While the Company did introduce a new advertising campaign in 2001, the production costs of this campaign were $253,000 less than those of the prior year initiative. In addition, the Company reduced its direct mail expenditures in 2001 and also reduced certain expenditures relating to other promotional activities. Professional services expense declined $1,029,000 in 2001. The Company incurred approximately $2,150,000 in professional services expense in 2000 as a result of undertaking a major consulting initiative and resolving certain outstanding litigation. These costs did not recur in 2001. However, as noted above, the Company, in the third quarter of 2001, outsourced wealth management operational support to SunGard. There were no other individually significant changes in the other components of noninterest expense in 2001.

      Also included in other noninterest expenses are the Company's payments to a third party for credit card processing.

      Just as is the increase in noninterest income and the maintenance of net interest income, the control of noninterest expense is a significant goal of the Company's management.

      CONCENTRATIONS OF CREDIT RISK
      -----------------------------
      Concentrations of credit risk are monitored on a continuous basis by the Company. The Company's principal service area has been identified as the Wichita metropolitan area. Credit risk is therefore dependent on the economic vitality of this region. Within the region, credit risk is widely diversified and does not rely upon a particular industry, segment or borrower. As previously noted, the general slowdown in the economy present in 2001 continued into 2002. The Company believes that any improvement in the economic climate will not take place until the second half of 2003, at the earliest. To a lesser extent, the Company is also actively involved in certain areas of Oklahoma and the Kansas City markets through the operations of its subsidiary locations in Oklahoma City, Oklahoma and Prairie Village, Kansas. With the Company's divestiture of six branches in 2002, the Company's principal service areas are now Wichita, Kansas, the northeast Kansas area and Oklahoma City, Oklahoma.

      The Company does not believe there are any significant concentrations of risk in the commercial, financial and agricultural loan portfolio. The Company's loan portfolio is comprised of customers in a number of industries, with the manufacturing, agricultural and food service industries representing important components of the portfolio. As the Company's principal market, Wichita, Kansas, has a significant manufacturing presence in the general aviation industry. The Boeing Company, Cessna Aircraft, Learjet, and Raytheon Aircraft all have significant facilities in Wichita. The events of September 11, 2001 had a significant effect on the aviation market. During 2001, manufacturing rates slowed and a number of personnel layoffs occurred in the aviation industry. This same trend continued in 2002. The Company has little direct exposure to the major aviation manufacturers and has quantified and is closely monitoring its exposure to sub-contractors. At this point, the Company believes the most significant impact of the downturn in the aviation markets will be the fact that a rebound in the local economy will probably lag that of the national economy.

      Food service industry borrowers also comprise an important part of the Company's commercial loan portfolio. The Company believes that its risks in the food service industry are spread among a number of different borrowers who are involved in a variety of different types of food service in a number of geographic markets throughout the United States. The agricultural industry is an important part of the overall Kansas economy. As with its exposure in the food service industry, the Company's exposure in the agricultural sector is spread among a number of different borrowers who are engaged in different facets of the agricultural economy. The Company has very limited exposure in the area of direct crop lending. While the Company has increased its commercial real estate lending, that lending activity is spread among a number of developers, and is comprised of both loans to single family residential builders and owners/developers of commercial office/retail space. Each loan meeting certain size criteria in the commercial portfolio is analyzed independently based upon the financial risk in that particular situation.

      Consumer credit is comprised of credit card and installment loans. As noted elsewhere, the Company de-emphasized indirect automobile lending beginning in 2000. At December 31, 2002, installment lending had declined 63.1% from its December 31, 1999 level. The Company does not engage in sub-prime lending. Credit card receivables are represented by Mastercard(R) and VISA(R) customers, and are unsecured. As has been discussed in previous filings, the Company has exited the national market for credit cards. The Company intends to aggressively pursue direct consumer lending opportunities in its trade territory, but it does not intend to embark on a national marketing campaign in the foreseeable future. The volume and risk in all loans is continuously evaluated and reflected in the allowance for loan losses.

      During the past two years, and as a matter of general credit policy, the Company has not participated in either real estate mortgage loans (either construction or permanent loans) outside the service area described above or loans defined as highly leveraged transactions (HLT's).

      OFF-BALANCE-SHEET RISK
      ----------------------
     Off-balance-sheet risk of the Company consists principally of the issuance of commitments to extend credit and the issuance of letters of credit. During the past two years, the Company has not entered into any financial instruments of a derivative nature that involve other off-balance-sheet market or credit risks, such as interest rate swaps, futures, options or similar types of instruments. However, as disclosed in previous filings, the Company did, in prior years, enter into credit card receivable and automobile loan receivable securitization transactions. These transactions allowed the Company to free up capital for other uses and to more effectively manage its balance sheet. Previous filings have described the credit card securitizations that were concluded in December, 1994 and January, 1995. During 1997, the Company's floating rate credit card securitization was renewed, while the fixed rate transaction commenced its contractual amortization, which concluded in December, 1997. In December, 1997 the Company securitized and sold approximately $45 million of automobile loans. The automobile paper securitization amortized as principal payments on the securitized loans were received. Amortization under this program concluded in 2000. This transaction also carried a floating interest rate. Amortization of the Company's remaining credit card securitization program terminated in February 2002. Under the credit card securitization transaction that was in place in the first two months of 2002, neither the loan receivables sold nor the securities outstanding were defined as financial instruments of the Company, but the Company continued to service the related credit card accounts. The Company did not recognize net interest income and certain fee revenue, nor did it provide for loan losses on the securitized portfolio. Instead, servicing fee income was received by the Company.

      At December 31, 2002, the aggregate amount of commitments to extend credit outstanding was $675,093,000, excluding credit card lines of $971,671,000. Comparable amounts at December 31, 2001 and 2000 were $591,146,000 and $568,759,000, respectively. At December 31, 2002, the aggregate amount of letters of credit outstanding was $66,984,000, compared to $48,778,000 at December 31, 2001 and $34,298,000 at December 31, 2000.

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

      Management believes the average maturity of the Company's investment security portfolio to be shorter than peer group averages and that maintenance of a portfolio of this duration substantially reduces interest rate risk. At December 31, 2002, based on contractual maturities, the Company's investment security portfolio had a weighted average maturity of 5 years and 3.2 months. Adjusting contractual maturities to give effect to expected principal repayments on U.S. Agency mortgage-backed securities results in a weighted average maturity of the investment security portfolio of 2 years, .1 month. At year-end, the fair value of the Company's investment portfolio exceeded its amortized cost by $6,818,000. With the declining rate environment present in 2002, the fair value of investment securities purchased during the year increased in excess of the cost of those securities. The Company maintains a conservative investment strategy and believes the diversification of the portfolio results in very little credit risk existing in the portfolio.

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

      The day-to-day liquidity needs of the Company are primarily met by the management of the federal funds position. Adjustments in the Company's net federal funds position have historically been sufficient to meet liquidity needs. As previously noted, and as described in Table 5, the Company's investment portfolio carries a relatively short weighted-average maturity. The Company has contractual maturities of investment securities (excluding mortgage-backed securities), in the next year that have a cost basis of $112,254,000. Interest rate risks are minimized by the maintenance of this relatively short-term investment position, and the normal run-off of these investment securities provides a secondary source of liquidity for the Company. The Company also has approximately $327,935,000 in investment securities with contractual maturities in excess of one year that are classified as available-for-sale which could provide an additional source of liquidity. Further, normal monthly payments received on loans and mortgage-backed securities provide an additional source of liquidity.

      A major component of the asset/liability management process is the focus on the control of interest rate exposure. To manage this exposure, emphasis is placed on maintenance of acceptable net interest margins in various interest rate environments, and in providing the Company the ability to change interest rates should market circumstances warrant. The following table presents, at December 31, 2002, the Company's interest rate sensitivity based on contractual maturities. The table reflects the actions resulting from an increasing percentage of total loans being comprised of short-term commercial loans. Deposit customers have been more inclined to invest in short-term promotional certificates of deposit, as they look to pick up yield in this low rate environment. These time deposits typically have a seven to ten month term. The table reflects only contractual maturities; it does not consider prepayments that typically occur on automobile loans and mortgage loans. Management believes the sensitivity and gap ratios reflected in this table result in acceptable management of interest rate exposure. Loans held-for-sale, net of write-downs, are included in net loans in the table.

 INTEREST RATE SENSITIVITY
 December 31, 2002                             1 to 90    91 to 180    181 to 365    1 to 2       Over
 (Dollars in thousands)                         Days        Days         Days        Years       2 Years     Total
 --------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
   Net loans                                 $1,149,888   $110,900      $146,780    $139,671    $200,896   $1,748,135
   Investment securities                         15,275     15,823        81,156      73,629     275,930      461,813
   Federal funds sold                            93,910          0             0           0           0       93,910
 --------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets            $1,259,073   $126,723      $227,936    $213,300    $476,826   $2,303,858
 ----------------------------------------------------------------------------------------------------------==========

 Interest-bearing liabilities:
   Interest-bearing deposits                 $  968,495   $128,841      $127,102    $113,545    $142,334   $1,480,317
   Federal funds purchased                      299,091          0             0           0           0      299,091
   Other borrowings                              69,703          0             0           0      25,000       94,703
 --------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities       $1,337,289   $128,841      $127,102    $113,545    $167,334   $1,874,111
 ----------------------------------------------------------------------------------------------------------==========

 Interest rate sensitivity                   $  (78,216)  $ (2,118)     $100,834    $ 99,755    $309,492
 Cumulative interest rate sensitivity        $  (78,216)  $(80,334)     $ 20,500    $120,255    $429,747
 Cumulative interest rate sensitivity
   gap as a percentage of total assets          (3.10)%    (3.18)%         0.81%       4.76%      17.02%
 Cumulative ratio of interest-sensitive
   assets to interest-sensitive liabilities      94.15%     94.52%       101.29%     107.05%     122.93%

      The  following   information  should  be  read  in  conjunction  with  the
consolidated statement of cash flows, which appears under Item 8 of this report.

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents decreased $24,080,000 for the year ended December 31, 2002. The cause of the decline in cash and cash equivalents is due to the Company's divestiture of seven branches. Six of these branches were sold in the fourth quarter of 2002, with the other branch sold in January 2003. This transaction resulted in a reduction of cash and cash equivalents totaling $88,855,000. Cash provided by operations totaled $38,195,000. Net cash provided by financing activities totaled $64,751,000. Excluding the impact of the branch divestiture, the Company recorded an increase in deposits of $43,008,000. A second issuance of trust preferred securities in the amount of $25,000,000 was completed in the fourth quarter of 2002.

     For the year ended December 31, 2001, net cash provided by financing activities amounted to $105,784,000. This was due principally to the Company recording a net increase in deposits of $124,835,000 in 2001. This was the first year in a number of years that the Company has recorded a significant increase in internally-generated deposits. The uncertainty of the equity markets, combined with the events of September 11, found customers looking for a safe-haven for their funds. In many instances, banks met that requirement. Cash provided by operating activities totaled $53,280,000. As has been noted elsewhere, loan growth slowed in 2001. This resulted in investing activities absorbing $53,591,000 of cash in 2001, a decline of $62,675,000 from the comparable 2000 amount.

     The Company's ability to pay dividends on its common stock is dependent upon funds provided by dividends from the Subsidiary Bank and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $64,993,000 at December 31, 2002. In January, 1998, the Company concluded a $57,500,000 public offering of trust preferred securities, which have been called for redemption on March 21, 2003. In December, 2002 the Company concluded an offering of $25,000,000 in trust preferred securities and intends to issue additional trust preferred securities in connection with the redemption of the 1998 trust preferred securities. Terms of both issuances provide that payment of dividends to common stockholders will be prohibited unless the Company has funded the payment of the distributions due the trust preferred securities holders. The payment of dividends by the Subsidiary Bank is restricted only by regulation. At December 31, 2002, approximately $6,574,000 was available from the Subsidiary Bank's retained earnings for distribution as dividends to the Company in future periods without regulatory approval. The availability of dividends from the Subsidiary Bank, combined with cash balances maintained by the parent company at December 31, 2002, provide the parent company with sufficient liquidity to meet its needs.

      CAPITAL ADEQUACY
      ----------------
      Capital strength is important to the success of the Company. Capital strength promotes depositor and investor confidence and provides a solid foundation for future growth. The preferred securities issued in January 1998 and December 2002 are considered capital for regulatory purposes. At December 31, 2002, the Company's capital position exceeded all regulatory requirements. The Company must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least 4% must qualify as Tier 1 capital. At December 31, 2002, the Company's total capital to risk-weighted assets was 14.6% and its Tier 1 capital to risk-weighted assets ratio was 12.7%. These ratios were 12.1% and 10.9%, respectively in 2001.

     While the Company does not have a formal stock buyback program, it may, from time to time, offer to repurchase stock from stockholders meeting pre-determined criteria as to the size of their holdings, and it will consider repurchasing stock if and when it becomes available. In January 2003, the Company filed a preliminary Schedule 13E-3 with the Securities and Exchange Commission relating to a proposed "going private" transaction via a cash-out merger, and it has filed an amendment thereto as of March 10, 2003. Under the terms of the proposed transaction, which must be approved by the Company's stockholders, the Company will reduce its number of stockholders of record to fewer than three hundred. The Company is proposing to pay each shareholder that owns fewer than 1,000 shares $152.00 per share, and the cost of this transaction is estimated to be approximately $19,760,000. The funds required for the cash-out merger will come from available working capital of the Company.

     On February 20, 2003, the Company also announced it would redeem the $57,500,000 public issuance of trust preferred securities issued in 1998. To finance the redemption, the Company will issue up to $75,000,000 of privately-placed trust preferred securities. As of March 20, 2003, the Company had issued $25,000,000 of the privately-placed trust preferred securities. This redemption is scheduled to take place on March 21, 2003.

      Capital ratios of the Subsidiary Bank are as follows:
                                                                  INTRUST
                                                                 Bank, N.A.
      Leverage Ratio                                                8.2%
      Core Capital/Risk Weighted Assets                             9.9%
      Total Capital/Risk Weighted Assets                           11.2%

      Dividends declared in 2002 were $7,474,000 ($3.20 per share). Dividends of $7,507,000 ($3.20 per share) and $7,125,000 ($3.00 per share) were declared in
2001 and 2000, respectively.

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

      The estimated fair value (as computed) of the Company's financial assets exceeded the book value of those assets by $27,399,000 in 2002, compared to $25,755,000 in 2001. The year-over-year change is due to the continued decline in interest rates in 2002, which resulted in both loans originated and investment securities purchased during prior periods increasing in market value.

      The estimated fair value of financial liabilities at December 31, 2002 exceeded book value by $35,406,000, compared to $14,618,000 at December 31, 2001. Time deposits purchased in prior periods increased in value as a result of the continued low interest rate environment that continued throughout 2002.

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

        QUARTERLY SUMMARIZED FINANCIAL INFORMATION (Unaudited)
        ------------------------------------------------------

Dollars in thousands except per share data
                                          ----------------------------Quarter Ended------------------------------
                                          ----------------2002-------------    ----------------2001--------------
                                           12/31     9/30     6/30     3/31     12/31     9/30     6/30     3/31
                                          -------  -------  -------  -------   -------  -------  -------  -------
Interest income                           $31,590  $33,331  $34,475  $33,979   $36,745  $41,129  $43,984  $46,352
Interest expense                            9,584   10,946   11,166   11,998    14,197   17,965   20,215   21,815
-----------------------------------------------------------------------------------------------------------------
Net interest income                        22,006   22,385   23,309   21,981    22,548   23,164   23,769   24,537
Provision for loan losses                   3,300    2,500    2,500    3,000     4,300    3,215    2,920    2,670
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for    18,706   19,885   20,809   18,981    18,248   19,949   20,849   21,867
loan losses
Noninterest income                         16,519   13,842   13,632   13,885    14,014   14,470   14,438   13,083
Noninterest expense                        24,427   23,489   24,717   22,811    25,044   23,398   23,255   22,860
-----------------------------------------------------------------------------------------------------------------
Income before provision for income taxes   10,798   10,238    9,724   10,055     7,218   11,021   12,032   12,090
Provision for income taxes                  2,975    3,792    3,555    3,602     2,226    4,259    4,657    4,700
-----------------------------------------------------------------------------------------------------------------
Net income                                $ 7,823  $ 6,446  $ 6,169  $ 6,453   $ 4,992  $ 6,762  $ 7,375  $ 7,390
------------------------------------------=======================================================================

Basic earnings per share                    $3.37    $2.76    $2.64    $2.76     $2.13    $2.89    $3.15    $3.15
Diluted earnings per share                  $3.33    $2.74    $2.61    $2.73     $2.11    $2.86    $3.11    $3.12


      NEW ACCOUNTING STANDARDS
      ------------------------
      In November 2002, the FASB issued Interpretation No. 45, "Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is presently evaluating the impact of adoption of Interpretation No. 45 on its consolidated financial statements.

      Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of this Statement will have a material impact on its operating results or its financial condition.

      In December 2002, The FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which amends Statement No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.

CONSOLIDATED STATISTICAL INFORMATION
------------------------------------

The following tables, charts and comments present selected financial information relating to the Company in compliance with the statistical disclosure requirements of the Securities and Exchange Commission for bank holding companies.

The scope of the Company does not include foreign operations.

-----------------------------------------------------------------------------------------------------------
Average Balance Sheet                                                                            (Table 1)
-----------------------------------------------------------------------------------------------------------
The daily average amounts by condensed categories for the past three years is presented below (Dollars in thousands):

Year Ended December 31                              2002                  2001                  2000
-----------------------------------------------------------------------------------------------------------


                                            Average    Percent     Average   Percent     Average   Percent
                                            Balance    of Total    Balance   of Total    Balance   of Total
-----------------------------------------------------------------------------------------------------------
Assets:
Cash and Due from Banks                   $   95,968      3.8%   $   98,616     4.0%   $  100,650     4.2%
Taxable Investment Securities                447,541     17.9       433,755    17.5       427,654    18.0
Nontaxable Investment
  Securities                                   8,447      0.4        10,464     0.4        10,579     0.5
Federal Funds Sold                            91,001      3.6        73,894     3.0        40,901     1.7
Loans, net of allowance for loan losses    1,746,090     69.8     1,740,319    70.3     1,676,151    70.4
Building and Equipment                        47,438      1.9        47,603     1.9        40,927     1.7
Other                                         64,307      2.6        71,132     2.9        83,678     3.5
-----------------------------------------------------------------------------------------------------------
Total                                     $2,500,792    100.0%   $2,475,783   100.0%   $2,380,540   100.0%
------------------------------------------=================================================================

Liabilities and Stockholders' Equity:
Demand Deposits                           $  256,904     10.3%   $  237,944     9.6%   $  204,778     8.6%
Savings and Interest-Bearing
  Demand Deposits                            914,977     36.6       842,876    34.0       873,650    36.7
Time Deposits                                725,801     29.0       775,329    31.3       734,623    30.8
Short-Term Debt                              311,131     12.4       340,438    13.8       315,978    13.3
Long-Term Debt                                62,966      2.5        67,025     2.7        68,085     2.9
Other Liabilities                             31,914      1.3        31,848     1.3        24,171     1.0
Stockholders' Equity                         197,099      7.9       180,323     7.3       159,255     6.7
-----------------------------------------------------------------------------------------------------------
Total                                     $2,500,792    100.0%   $2,475,783   100.0%   $2,380,540   100.0%
------------------------------------------=================================================================

----------------------------------------------------------------------------------------------------------------------
Net Interest-Earnings Analysis                                                                              (Table 2)
----------------------------------------------------------------------------------------------------------------------
The following table presents an analysis of the average yields on earning assets, average rates paid on interest bearing liabilities, and the net interest differential for each of the past three years. Loans on nonaccrual basis and overdrafts are included in the average loan amounts.

The Net Yield on Interest-Earning Assets is net interest income divided by average interest-earning assets.

Year Ended December 31                   2002                           2001                           2000
-----------------------------------------------------------------------------------------------------------------------

                              Average     Total    Yield     Average     Total    Yield     Average     Total    Yield
(Dollars in thousands)        Balance     Income  or Rate    Balance     Income  or Rate    Balance     Income  or Rate
-----------------------------------------------------------------------------------------------------------------------
Taxable Investment
  Securities                $  447,541  $ 19,919   4.45%   $  433,755  $ 24,542   5.66%   $  427,654  $ 26,154   6.12%
Nontaxable Investment
  Securities*                    8,447       408   7.62        10,464       515   7.89        10,579       551   8.41
-----------------------------------------------------------------------------------------------------------------------
Total Investment
Securities*                    455,988    20,327   4.51       444,219    25,057   5.71       438,233    26,705   6.17
Federal Funds Sold              91,001     1,513   1.66        73,894     2,073   2.81        40,901     2,650   6.48
Net Loans                    1,746,090   111,535   6.39     1,740,319   141,080   8.11     1,676,151   153,792   9.18
-----------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets*                   $2,293,079  $133,375   5.83%   $2,258,432  $168,210   7.46%   $2,155,285  $183,147   8.51%
----------------------------===========================================================================================

* Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

Year Ended December 31                   2002                           2001                           2000
-----------------------------------------------------------------------------------------------------------------------

                              Average     Total    Yield     Average     Total    Yield     Average     Total    Yield
(Dollars in thousands)        Balance    Expense  or Rate    Balance    Expense  or Rate    Balance    Expense  or Rate
-----------------------------------------------------------------------------------------------------------------------

Savings and Interest-
   Bearing Demand Deposits  $  914,977  $ 8,864    0.97%   $  842,876  $17,367    2.06%   $ 873,650   $22,970    2.63%
   Time Deposits               725,801   27,181    3.74       775,329   41,216    5.32      734,623    41,934    5.71
-----------------------------------------------------------------------------------------------------------------------
Total Deposits               1,640,778   36,045    2.20     1,618,205   58,583    3.62    1,608,273    64,904    4.04

Short-Term Debt                311,131    2,722    0.87       340,438   10,319    3.03      315,978    17,739    5.61
Long-Term Debt                  62,966    4,927    7.83        67,025    5,290    7.89       68,085     5,582    8.20
-----------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
   Liabilities              $2,014,875  $43,694    2.17%   $2,025,668  $74,192    3.66%  $1,992,336   $88,225    4.43%
----------------------------===========================================================================================
Net Differential            $  278,204  $89,681            $  232,764  $94,018           $  162,949   $94,922
----------------------------===================------------===================-----------====================---
Net Yield on Interest-
   Earning Assets                                  3.91%                          4.16%                          4.40%
--------------------------------------------------=======------------------------=======------------------------=======

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

The following table presents this rate/volume analysis comparing changes in net interest income from 2002 to
2001 and from 2001 to 2000.

Net interest income decreased in 2002 as a result of negative rate variances exceeding positive volume variances. The increase in 2002 due to volume changes is primarily because of a decrease in time deposits.
Decreases in yields on earning assets, especially net loans, produced the negative rate variance even though rates paid on interest-bearing liabilities also decreased. Average interest-earning assets grew while balances on interest-bearing liabilities declined, resulting in an increase in net interest income due to volume changes.

                                                     2002 vs. 2001                    2001 vs. 2000
---------------------------------------------------------------------------------------------------------------
                                                        Due to Changes in                Due to Changes in
                                                       ---------------------             ----------------------
                                            Increase                            Increase
(Dollars in thousands)                     (Decrease)    Volume     Rates      (Decrease)   Volume     Rates
---------------------------------------------------------------------------------------------------------------
Taxable Investment Securities              $ (4,623)    $   758   $ (5,381)    $ (1,612)   $   369   $ (1,981)

Nontaxable Investment
  Securities                                   (107)        (97)       (10)         (36)        (6)       (30)
---------------------------------------------------------------------------------------------------------------
Total Investment Securities                  (4,730)        661     (5,391)      (1,648)       363     (2,011)

Federal Funds Sold                             (560)        409       (969)        (577)     1,426     (2,003)

Net Loans                                   (29,545)        466    (30,011)     (12,712)     5,718    (18,430)
---------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets               (34,835)      1,536    (36,371)     (14,937)     7,507    (22,444)
---------------------------------------------------------------------------------------------------------------

Savings and Interest-Bearing
   Demand Deposits                           (8,503)      1,376     (9,879)      (5,603)      (785)    (4,818)

   Time Deposits                            (14,035)     (2,495)   (11,540)        (718)     2,253     (2,971)
---------------------------------------------------------------------------------------------------------------
Total Deposits                              (22,538)     (1,119)   (21,419)      (6,321)     1,468     (7,789)

Short-Term Debt                              (7,597)       (820)    (6,777)      (7,420)     1,282     (8,702)

Long-Term Debt                                 (363)       (318)       (45)        (292)       (86)      (206)
---------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities          (30,498)     (2,257)   (28,241)     (14,033)     2,664    (16,697)
---------------------------------------------------------------------------------------------------------------

Net Interest Income                        $ (4,337)    $ 3,793   $ (8,130)    $  $(904)    $4,843     (5,747)
-------------------------------------------====================================================================

--------------------------------------------------------------------------------
Investment Portfolio                                                  (Table 4)
--------------------------------------------------------------------------------
The book value of investment securities at December 31 for the past three years is presented below (Dollars in thousands):

                                                 2002         2001          2000
--------------------------------------------------------------------------------
U.S. Treasury Securities                     $  5,094      $ 10,192     $ 30,618
U.S. Agency Securities                        445,645       419,133      402,172
State, County and Municipal Securities          4,283         9,720       11,373
Other Securities                                6,791         8,231       10,172
--------------------------------------------------------------------------------
Total                                        $461,813      $447,276     $454,335
---------------------------------------------===================================

Except for total U.S. Treasury and U.S. Agency obligations, no investment in a single issuer exceeds 10 percent of stockholders' equity.

------------------------------------------------------------------------------------------------------------------
Maturities and Yield Analysis                                                                           (Table 5)
------------------------------------------------------------------------------------------------------------------
The distribution of maturities and weighted average yields of investment securities (other than equity securities) at December 31, 2002 is as follows
(Dollars in thousands):
                          Total         Within 1 Year     1-5 Years        5-10 Years    After 10 Years
                    ------------------------------------------------------------------------------------  Average
                      Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield  Maturity
------------------------------------------------------------------------------------------------------------------
                                                                                                          1 year,
U.S.Treasury         $  5,094   3.1%  $      0   0.0%  $  5,094   3.1%  $     0    0.0%  $     0   0.0%   1 mo.

                                                                                                          5 years,
U.S. Agency           445,645   4.1    110,866   4.7    208,985   4.0    48,949    4.3    76,845   3.7    4.1 mos.

State, County and                                                                                         2 years,
   Municipal *          4,283   6.9      1,388   7.3      2,089   7.5       806    9.2         0   0.0    6.7 mos.

Other Securities        6,791   3.3          0   0.0          0   0.0         0    0.0     6,791   3.3     N/A
------------------------------------------------------------------------------------------------------------------
                                                                                                          5 years,
Total                $461,813   4.1%  $112,254   4.7%  $216,168   4.0%  $49,755    4.4%  $83,636   3.6%   3.2 mos.
---------------------=============================================================================================

 *Yields on tax-exempt securities are shown on a fully taxable equivalent basis assuming a 35 percent tax rate.

----------------------------------------------------------------------------------------------------------------------------------
Loan Portfolio                                                                                                          (Table 6)
----------------------------------------------------------------------------------------------------------------------------------
A breakdown of outstanding loans, by type, at year-end for the past five years is as follows (Dollars in thousands):

                                   2002                 2001                 2000                 1999                 1998
----------------------------------------------------------------------------------------------------------------------------------
                                      Percent              Percent              Percent              Percent              Percent
                            Amount    of Total   Amount    of Total   Amount    of Total   Amount    of Total   Amount    of Total
----------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
   and Agricultural       $  890,088    50.3%  $  851,191    48.1%  $  737,235    42.6%  $  775,027    47.8%  $  707,326    50.0%
Real Estate-Construction      83,046     4.7       55,060     3.1       70,830     4.1       63,112     3.9       38,137     2.7
Real Estate-Mortgage         507,642    28.7      534,662    30.2      520,103    30.1      326,174    20.1      250,282    17.7
Installment, excluding
   credit card               122,090     6.9      180,545    10.2      264,159    15.3      330,732    20.4      299,884    21.2
Credit card                  165,452     9.4      148,284     8.4      136,292     7.9      127,159     7.8      119,149     8.4
----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                1,768,318   100.0%   1,769,742   100.0%   1,728,619   100.0%   1,622,204   100.0%   1,414,778   100.0%
Allowance for loan           (26,093)             (25,904)             (28,972)             (26,010)            (21,703)
----------------------------------------------------------------------------------------------------------------------------------
   Net Loans              $1,742,225           $1,743,838           $1,699,647           $1,596,194           $1,393,075
--------------------------========================================================================================================

-----------------------------------------------------------------------------------------------------------------
Maturities and Sensitivity to Interest Rate Changes                                                  (Table 7)
-----------------------------------------------------------------------------------------------------------------
The maturity distribution of loans outstanding at December 31, 2002 (excluding Real Estate, Mortgage, and
Installment) by type and sensitivity to interest rate changes is as follows (Dollars in thousands):

                                                 Due                                     Loans Due After One Year
----------------------------------------------------------------------    ---------------------------------------
                                  One Year     After 1 Year    After                           Within     After
                                   or Less     thru 5 Years    5 Years                         5 Years    5 Years
----------------------------------------------------------------------    ---------------------------------------
Commercial, Financial
   and Agricultural               $625,245       $238,337      $26,506       Fixed Rates       $ 67,789   $ 1,571
Real Estate-                                                                 Floating or
   Construction                     66,879         15,678          489        Adjustable Rate   186,226    25,424
----------------------------------------------------------------------    ---------------------------------------
Total                             $692,124       $254,015      $26,995       Total             $254,015   $26,995
----------------------------------====================================    ---------------------==================

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


                                     2001      2001     2000     1999     1998
--------------------------------------------------------------------------------
Loan Categories
  Nonaccrual Loans                  $8,981   $16,747   $3,799   $3,063   $5,027
  Past Due Loans                       363     1,204    2,167    1,105    1,090
  Restructured Loans                     0         0        0        0        0
--------------------------------------------------------------------------------
Total                               $9,344   $17,951   $5,966   $4,168   $6,117
------------------------------------============================================

Gross interest income that would have been recorded in 2002 on nonaccrual and restructured loans, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period, was $762,000. The amount of interest on those loans that was actually included in income for the period was $228,000.

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

Management has identified additional problem loans in the portfolio which are not stated in Table 8. These loans are reviewed on a continuous basis. They comprise less than 0.2 percent of the loan portfolio. The Company has developed a credit risk rating system in which a high percentage of loans in each bank are evaluated by credit review staff.

----------------------------------------------------------------------------------------------------------------
Summary of Loan Loss Experience                                                                       (Table 9)
----------------------------------------------------------------------------------------------------------------
The table below presents, in summary form, for the past five years the year-end and average loans outstanding;
the changes in the allowance for loan losses, with loans charged off and recoveries on loans previously charged off by loan category; the ratio of net charge-offs to average loans; and the ratio of the allowance for losses to year-end loans outstanding (Dollars in thousands):

                                                    2002         2001         2000         1999          1998
----------------------------------------------------------------------------------------------------------------
Amount of loans at year-end                      $1,768,318   $1,769,742   $1,728,619    $1,622,204   $1,414,778
-------------------------------------------------===============================================================
Average loans outstanding                        $1,773,405   $1,769,962   $1,703,546    $1,552,242   $1,325,903
-------------------------------------------------===============================================================

Beginning balance of allowance for loan losses      $25,904      $28,972      $26,010       $21,703      $17,932

Allowance related to assets acquired                      0            0            0           310            0

Loans charged-off:
   Commercial, Financial and Agricultural             8,340       11,383        3,555         3,079        2,317
   Real Estate-Construction                               0            0           40             0            0
   Real Estate-Mortgage                                   0            0            0            14           34
   Installment                                        1,704        2,085        1,922         1,736        1,916
   Credit Cards                                       6,565        5,301        4,731         4,354        4,913
----------------------------------------------------------------------------------------------------------------
Total loans charged off                              16,609       18,769       10,248         9,183        9,180
----------------------------------------------------------------------------------------------------------------
Recoveries on charge-offs:
   Commercial, Financial and Agricultural             4,173        1,068        1,116           633          528
   Real Estate-Mortgage                                   0            0           22            22           14
   Installment                                          405          462          407           504          379
   Credit Cards                                         920        1,066        1,045         1,081          940
----------------------------------------------------------------------------------------------------------------
Total recoveries                                      5,498        2,596        2,590         2,240        1,861
----------------------------------------------------------------------------------------------------------------

Net loans charged off                                11,111       16,173        7,658         6,943        7,319

Provision charged to expense                         11,300       13,105       10,620        10,940       11,090

----------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses         $26,093      $25,904      $28,972       $26,010      $21,703
-------------------------------------------------===============================================================

Net charge-offs/average loans                         0.63%        0.91%        0.45%         0.45%        0.55%
-------------------------------------------------===============================================================

Allowance for loan losses/loans at year-end           1.48%        1.46%        1.68%         1.60%        1.53%
-------------------------------------------------===============================================================

A breakdown of the allowance for loan losses, at the end of the past five years, is presented below
(Dollars in thousands):

Allocation of the Allowance for Loan Losses

Balance at end of period applicable to:             2002         2001         2000          1999         1998
---------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural         $11,385      $12,566      $ 9,602       $10,355      $ 9,241
   Real Estate-Construction                           391          249          391           381          266
   Real Estate-Mortgage                             6,133        4,429        8,467         4,376        2,272
   Installment                                      1,864        2,464        3,789         3,739        3,202
   Credit Cards                                     6,320        6,196        6,723         7,159        6,722
---------------------------------------------------------------------------------------------------------------
Ending balance of allowance for loan losses       $26,093      $25,904      $28,972       $26,010      $21,703
--------------------------------------------------=============================================================

--------------------------------------------------------------------------------------------------------------
Percent of loans in each category to total loans    2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------------
   Commercial, Financial and Agricultural           50.3%        48.1%        42.6%        47.8%        50.0%
   Real Estate-Construction                          4.7          3.1          4.1          3.9          2.7
   Real Estate-Mortgage                             28.7         30.2         30.1         20.1         17.7
   Installment                                       6.9         10.2         15.3         20.4         21.2
   Credit Cards                                      9.4          8.4          7.9          7.8          8.4
--------------------------------------------------------------------------------------------------------------
Total                                              100.0%       100.0%       100.0%       100.0%       100.0%
---------------------------------------------------===========================================================

The Company's determinations of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions including, but not necessarily limited to, general economic conditions, loan portfolio composition and prior loan loss experience. The Company considers the allowance for loan losses of $26,093,000 adequate to cover losses inherent in loans outstanding at December 31, 2002. While it is the Company's policy to write off in the current period those loans or portions of loans on which a loss is certain or probable, no assurance can be given that the Company will not in any particular period sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses. Credit card charge-offs constitute a significant portion of total charge-offs. It is management's opinion that the loan portfolio is well diversified. There are no concentrations of loans (in excess of 10 percent of the total loan portfolio) to multiple borrowers engaged in similar activities. You are encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, in which the provision for loan losses is discussed further. Among the factors considered in establishing the provision for loan losses are historical charge-offs, the level and composition of nonperforming loans, the condition of industries experiencing particular financial pressures, the review of specific loans involving more than a normal risk of collectability and evaluation of underlying collateral for secured lending. Aided by a specialized loan review process, senior management and the entire lending staff continually review significant individual credits and trends existing in smaller credits that are reviewed in the aggregate to identify and manage loans believed to possess unusually high degrees of risk. The Board of Directors is regularly advised of specific loans considered risk elements and reviews the adequacy of the allowance for loan losses quarterly. Also taken into consideration are classification judgments of bank regulators.

-------------------------------------------------------------------------------------------------------
Deposits                                                                                    (Table 10)
-------------------------------------------------------------------------------------------------------
A breakdown of average deposits by type for the past three years is as follows (Dollars in thousands):

Year Ended December 31                          2002                   2001                  2000
-------------------------------------------------------------------------------------------------------
                             Average      Average      Average      Average      Average      Average
                             Balance     Rate Paid     Balance     Rate Paid     Balance     Rate Paid
-------------------------------------------------------------------------------------------------------
Demand Deposits            $  256,904        -       $  237,944        -       $  204,778        -
Interest-Bearing Demand       771,398      1.27%        703,694      2.72%        751,912      3.45%
Savings Deposits              143,579       .95         139,182      1.64         121,738      1.99
Time Deposits                 725,801      3.74         775,329      5.32         734,623      5.71
-------------------------------------------------------------------------------------------------------
Total                      $1,897,682               $1,856,149                 $1,813,051
---------------------------==========---------------==========-----------------==========--------------

--------------------------------------------------------------------------------
Time Deposits                                                        (Table 11)
--------------------------------------------------------------------------------
The following table sets forth, by remaining time to maturity, time deposits in amounts of $100,000 or more at year-end (Dollars in thousands):

  At December 31                                                          2002
--------------------------------------------------------------------------------
  Time deposits in amounts of $100,000 or more maturing in:
     3 months or less                                                  $ 74,482
     Over 3 months through 6 months                                      48,209
     Over 6 months through 12 months                                     40,498
     Over 12 months                                                      68,047
--------------------------------------------------------------------------------
  Total                                                                $231,236
-----------------------------------------------------------------------=========

--------------------------------------------------------------------------------
Return on Equity and Assets                                          (Table 12)
--------------------------------------------------------------------------------
The following table presents a three year history of certain operating ratios:

  Year Ended December 31                       2002          2001          2000
--------------------------------------------------------------------------------
  Return on Average Assets                     1.08          1.07          1.06
  Return on Average Equity                    13.64         14.71         15.78
  Dividend Payout Ratio                       27.79         28.31         28.34
  Average Equity to Average Assets Ratio       7.88          7.28          6.69


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

Year Ended December 31                          2002        2001        2000
--------------------------------------------------------------------------------
Securities Sold Under Repurchase Agreements
    Ending Balance                            $264,736    $257,446    $250,502
    Ending Balance Rate                          0.37%       1.05%       5.70%
    Largest Month-End Balance                 $275,021    $295,362    $267,937
    Average Balance                           $268,765    $278,197    $253,033
    Average Interest Rate                        0.82%       3.03%       5.48%


Securities sold under repurchase agreements are transactions in which the Company sells securities and agrees to repurchase the identical securities at a specified date for a specified price.

ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------    -----------------------------------------------------------

     The Company has no material exposure to foreign currency exchange rate risk, commodity price risk or other relevant market risks. Exposure to interest rate risk is monitored by the Company on a regular basis by simulating the impact on the interest margin of various interest rate movements. The simulation analysis performed by the Company indicates that approximately 18.1% of the Company's interest margin is at risk to interest rate movement at December 31, 2002. The comparable percentage in 2001 was approximately 8.3%. The Company's models assume an up to 200 basis point movement in interest rates (both upward and downward), and quantify the effect of this rate movement on the interest margin. The increase in the differential in 2002 is due to the low interest rate environment that is currently in place. Certain deposit rates cannot decline 200 basis points and remain above 0%. As a result, the mathematical compression in the interest margin is greater than what could reasonably be expected. Further information concerning this item may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under topic titled "Liquidity and Asset/Liability Management".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Financial Condition
December 31, 2002 and 2001

--------------------------------------------------------------------------------
Dollars in thousands except per share data                 2002         2001
--------------------------------------------------------------------------------
Assets
 Cash and cash equivalents:
   Cash and due from banks                              $  120,018   $  159,708
   Federal funds sold                                       93,910       78,300
--------------------------------------------------------------------------------
      Total cash and cash equivalents                      213,928      238,008
--------------------------------------------------------------------------------
 Investment securities:
   Held-to-maturity, at amortized cost (fair value,
     $12,007 for 2002 and$30,106 for 2001)                  11,692       29,538
   Available-for-sale, at fair value                       450,121      417,738
--------------------------------------------------------------------------------
      Total investment securities                          461,813      447,276
--------------------------------------------------------------------------------
 Loans held-for-sale                                         5,910        4,876
 Loans, net of allowance for loan losses of
   $26,093 in 2002 and $25,904 in 2001                   1,742,225    1,743,838
 Land, buildings and equipment, net                         46,515       47,794
 Accrued interest receivable                                12,051       15,190
 Intangible assets                                          12,557       18,745
 Goodwill                                                    8,390        8,390
 Other assets                                               21,159       31,380
--------------------------------------------------------------------------------
      Total assets                                      $2,524,548   $2,555,497
--------------------------------------------------------========================

Liabilities and Stockholders' Equity
 Deposits:
   Demand                                               $  426,747   $  379,887
   Savings and interest-bearing demand                     826,719      832,490
   Time                                                    653,598      756,760
--------------------------------------------------------------------------------
      Total deposits                                     1,907,064    1,969,137
--------------------------------------------------------------------------------
 Short-term borrowings:
   Federal funds purchased and securities sold under
        agreements to repurchase                           299,091      289,991
   Other                                                     9,703        9,357
--------------------------------------------------------------------------------
       Total short-term borrowings                         308,794      299,348
--------------------------------------------------------------------------------
 Accounts payable and accrued liabilities                   18,090       35,766
 Notes payable                                               2,500        5,000
 Guaranteed preferred beneficial interests in the
   Company's subordinated debentures                        82,500       57,500
--------------------------------------------------------------------------------
       Total liabilities                                 2,318,948    2,366,751
--------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $5 par value; 10,000,000 shares
   authorized, 2,783,650 shares issued in 2002 and 2001     13,918       13,918
 Capital surplus                                            21,728       21,725
 Retained earnings                                         213,092      193,675
 Treasury stock, at cost (459,276 shares in 2002 and
   440,466 shares in 2001)                                 (45,731)     (43,002)
 Accumulated other comprehensive income                      2,593        2,430
--------------------------------------------------------------------------------
      Total stockholders' equity                           205,600      188,746
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity        $2,524,548   $2,555,497
--------------------------------------------------------========================

 The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
Dollars in thousands except per share data            2002      2001      2000
--------------------------------------------------------------------------------
Interest income:
 Loans                                              $111,535  $141,080  $153,792
 Investment securities:
   Taxable                                            19,919    24,542    26,154
   Nontaxable                                            408       515       551
 Federal funds sold and other                          1,513     2,073     2,650
--------------------------------------------------------------------------------
   Total interest income                             133,375   168,210   183,147
--------------------------------------------------------------------------------
Interest expense:
 Deposits:
   Savings and interest-bearing demand                 8,864    17,367    22,970
   Time                                               27,181    41,216    41,934
 Federal funds purchased and securities sold
   under agreements to repurchase                      2,630    10,067    16,525
 Subordinated debentures                               4,780     4,738     4,738
 Other borrowings                                        239       804     2,058
--------------------------------------------------------------------------------
   Total interest expense                             43,694    74,192    88,225
--------------------------------------------------------------------------------
   Net interest income                                89,681    94,018    94,922
Provision for loan losses                             11,300    13,105    10,620
--------------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                  78,381    80,913    84,302
--------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts                  19,319    17,886    13,722
 Fiduciary income                                     11,289    12,055    12,569
 Credit card fees                                      8,343    11,014    11,563
 Gain on sale of bank branches                         3,091         0         0
 Other service charges, fees and income               15,836    15,050    12,021
--------------------------------------------------------------------------------
   Total noninterest income                           57,878    56,005    49,875
--------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                       48,580    47,562    45,930
 Net occupancy and equipment expense                  12,857    13,793    11,850
 Professional services                                 7,838     4,412     5,441
 Data processing expense                               5,462     5,454     5,441
 Advertising and promotional activities                4,397     4,301     4,786
 Postage and dispatch                                  2,377     2,623     2,533
 Supplies                                              2,069     2,669     2,755
 Goodwill amortization                                     0     1,312     1,314
 Intangible assets amortization                        1,896     2,058     2,305
 Other                                                 9,968    10,373    10,147
--------------------------------------------------------------------------------
   Total noninterest expense                          95,444    94,557    92,502
--------------------------------------------------------------------------------
   Income before provision for income taxes           40,815    42,361    41,675
Provision for income taxes                            13,924    15,842    16,540
--------------------------------------------------------------------------------
   Net income                                       $ 26,891  $ 26,519  $ 25,135
----------------------------------------------------============================

Per share data:
--------------------------------------------------------------------------------
   Basic earnings per share                           $11.52    $11.31    $10.60
----------------------------------------------------============================
   Diluted earnings per share                         $11.41    $11.21    $10.50
----------------------------------------------------============================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2002, 2001 and 2000

                                                                                             Accumulated
                                                                                               Other         Total
                                                      Common   Capital  Retained  Treasury  Comprehensive  Stockholders'
Dollars in thousands except per share data            Stock    Surplus  Earnings   Stock    Income (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1999                          $13,918   $21,673  $156,653  $(35,965)   $(2,396)       $153,883
Comprehensive income:
  Net income                                               0         0    25,135         0          0          25,135
  Other comprehensive income-
    Unrealized gains (losses) on securities arising
      during the period, net of tax of $1,977              0         0         0         0      2,966           2,966
                                                                                                                -----
Total comprehensive income                                 0         0         0         0          0          28,101
Cash dividends ($3.00 per share)                           0         0    (7,125)        0          0          (7,125)
Convertible capital notes retired                          0        (1)        0         0          0              (1)
Purchase of treasury stock                                 0         0         0    (5,548)         0          (5,548)
Exercise of stock options                                  0        27         0       129          0             156
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000                           13,918    21,699   174,663   (41,384)       570         169,466
Comprehensive income:
  Net income                                               0         0    26,519         0          0          26,519
  Other comprehensive income-
    Unrealized gains (losses) on securities arising
      during the period, net of tax of $1,241              0         0         0         0      1,860           1,860
                                                                                                                -----
Total comprehensive income                                 0         0         0         0          0          28,379
Cash dividends ($3.20 per share)                           0         0    (7,507)        0          0          (7,507)
Purchase of treasury stock                                 0         0         0    (1,811)         0          (1,811)
Exercise of stock options                                  0        26         0       193          0             219
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2001                           13,918    21,725   193,675   (43,002)     2,430         188,746
Comprehensive income:
  Net income                                               0         0    26,891         0          0          26,891
  Other comprehensive income-
    Unrealized gains (losses) on securities arising
      during the period, net of tax of $981                0         0         0         0      1,472           1,472
    Minimum pension liability adjustment,
      net of tax of $872                                   0         0         0         0     (1,309)         (1,309)
                                                                                                               -------
Total comprehensive income                                 0         0         0         0          0          27,054
Cash dividends ($3.20 per share)                           0         0    (7,474)        0          0          (7,474)
Purchase of treasury stock                                 0         0         0    (2,968)         0          (2,968)
Exercise of stock options                                  0         3         0       239          0             242
------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2002                          $13,918   $21,728  $213,092  $(45,731)   $ 2,593        $205,600
-----------------------------------------------------===================================================================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2002 2001 and 2000

-----------------------------------------------------------------------------------------------------
Dollars in thousands                                                  2002        2001        2000
-----------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities:
 Net income                                                        $  26,891   $  26,519   $  25,135
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan losses                                          11,300      13,105      10,620
   Provision for depreciation and amortization                         8,924      10,796      10,288
   Amortization of premium and accretion of discount
     on investment securities                                          2,334      (1,753)     (1,717)
   Write-down of other real estate owned to fair value                   100           0           0
   Gain on sale of bank branches                                      (3,091)          0           0
   Originations of loans held-for-sale                              (117,857)    (93,271)    (45,930)
   Proceeds from sales of loans held-for-sale                        116,823      90,432      43,992
   Changes in assets and liabilities:
     Other assets                                                      2,436      (1,065)        540
     Income taxes                                                     (9,668)      6,143      13,430
     Interest receivable                                               3,103       3,700      (2,638)
     Interest payable                                                 (1,856)     (3,163)      1,617
     Other liabilities                                                (1,426)      1,304         964
     Other                                                               182         533        (135)
-----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                          38,195      53,280      56,166
-----------------------------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
 Purchase of investment securities                                  (322,623)   (658,038)   (274,146)
 Investment securities matured or called                             306,664     667,617     253,821
 Proceeds from sale of investment securities                           1,440       2,335           0
 Net increase in loans                                               (18,496)    (58,756)    (83,754)
 Purchases of land, buildings and equipment                           (6,961)     (8,264)    (14,942)
 Proceeds from sale of equipment                                          23          40       1,686
 Proceeds from sale of other real estate owned and repossessions       2,216       1,717       1,902
 Cash paid in sale of bank branches                                  (88,855)          0           0
 Other                                                                  (434)       (242)       (833)
-----------------------------------------------------------------------------------------------------
   Net cash absorbed by investing activities                        (127,026)    (53,591)   (116,266)
-----------------------------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
 Net increase in deposits                                             43,008     124,835      25,826
 Net increase (decrease) in short-term borrowings                      9,446      (4,426)     23,066
 Payments on notes payable                                            (2,500)     (5,500)     (2,500)
 Proceeds from notes payable                                               0           0       3,000
 Retirement of convertible capital notes                                   0           0          (1)
 Proceeds from subordinated debentures                                25,000           0           0
 Cash dividends                                                       (7,474)     (7,507)     (7,125)
 Purchase of treasury stock net of exercise of stock options          (2,729)     (1,618)     (5,419)
-----------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                          64,751     105,784      36,847
-----------------------------------------------------------------------------------------------------

   Increase (decrease) in cash and cash equivalents                  (24,080)    105,473     (23,253)

Cash and cash equivalents at beginning of year                       238,008     132,535     155,788

-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 213,928   $ 238,008   $ 132,535
-------------------------------------------------------------------==================================

The accompanying notes are an integral part of these consolidated financial statements.

INTRUST FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
Dollars in thousands except per share data


1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTRUST Financial Corporation (the "Company") is a bank holding company incorporated under the laws of the state of Kansas and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of INTRUST Bank, N.A., Wichita, Kansas (the "Subsidiary Bank"), NestEgg Consulting Inc., INTRUST Capital Trust, INTRUST Capital Statutory Trust II and INTRUST Community Development Corporation (the "Subsidiaries"). The Company's primary business is providing customers in Kansas and Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage services.

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

     b) INVESTMENT SECURITIES - Debt securities and equity securities, which have a readily determinable market value, that may be sold in response to changes in interest rates or prepayment risk are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses reported as a separate component of other comprehensive income, net of income taxes. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities, which do not have a readily determinable market value, are carried at cost. Gains and losses on the sale of investment securities are included as a component of noninterest income. The basis of the securities sold is determined by the specific identification of each security. A decline in the value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for that security is established.

     c) LOANS HELD-FOR-SALE - Loans originated and/or intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

     From time to time, the Company sells loans, primarily through individual loan or bulk sale transactions and through securitization transactions. The carrying amount of loans sold is removed from the Company's statements of financial condition at the date of sale. The Company allocates the carrying amount of the loans between the loans sold and any interest retained based on their relative fair values. Fair value of any interest retained is based on a discounted cash flow analysis performed by the Company. Gains and losses on the sale of loans are recorded based on the net proceeds received less the allocated carrying amount of the loans sold.

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

     The provision for loan losses increases the allowance for loan losses, a valuation account which is reported as a reduction of loans on the consolidated statements of financial condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is written down, reducing the allowance for loan losses. If, subsequent to a write-down, the Company is able to collect additional amounts from the customer or obtain control of collateral worth more than earlier estimated, a recovery is recorded, increasing the allowance for loan losses.

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

     f) LAND, BUILDINGS AND EQUIPMENT - Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line or declining-balance method depending upon the type of asset. The following useful lives have been established:

        Buildings and improvements          15 to 40 years
        Furniture, fixtures and equipment    3 to 20 years

     g) OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS - Other real estate owned and repossessed assets may include assets acquired from loan settlements, foreclosure, or abandonment of plans to use real estate previously acquired for future expansion of banking premises. These assets are recorded at the lower of cost or fair value at the date of settlement, foreclosure or abandonment. Any initial write-downs on assets acquired from loan settlements and foreclosures are charged to the allowance for loan losses. Subsequent write-downs, due to a decline in fair value, are charged to current expense. Revenues and expenditures related to the operation or maintenance of these assets are recorded in operating income as incurred. These assets are included as a component of other assets in the consolidated statements of financial condition and amounted to $338 and $244 at December 31, 2002 and 2001, respectively.

     h) INTANGIBLE ASSETS - Unidentifiable intangible assets, representing excess purchase price incurred in the Company's acquisition of certain branches of another financial institution, are amortized using the straight-line method over a fifteen year period. Credit card royalty costs are recognized intangible assets representing advance payments made to certain affinity groups in order to obtain exclusive marketing rights to the members of those groups for an extended period of time. These costs are amortized using the straight-line method over the lives of the contracts. Pension intangibles, equal to the amount of additional pension liability due to underfunding and limited to unrecognized prior service cost, are subject to annual measurement. Beginning in 2002, concurrent with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill, the excess of cost over fair value of net assets acquired, is subject to impairment evaluation. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Prior to 2002, goodwill was amortized using the straight-line method over 15 years.

     i) STOCK-BASED COMPENSATION - At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note
12. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                       Year Ended December 31,
                                                      2002      2001      2000
--------------------------------------------------------------------------------
Net income, as reported                             $26,891   $26,519   $25,135
Deduct:  Total stock-based employee compensation
expense determined under fair  value based method
for all awards, net of related tax effects             (549)     (555)     (720)

--------------------------------------------------------------------------------
Pro forma net income                                $26,342   $25,964   $24,415
----------------------------------------------------============================
Earnings per share:
   Basic-as reported                                $ 11.52   $ 11.31   $ 10.60
----------------------------------------------------============================
   Basic-pro forma                                  $ 11.28   $ 11.08   $ 10.30
----------------------------------------------------============================
   Diluted-as reported                              $ 11.41   $ 11.21   $ 10.50
----------------------------------------------------============================
   Diluted-pro forma                                $ 11.18   $ 10.98   $ 10.19
----------------------------------------------------============================

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

     l) EARNINGS PER SHARE - Basic earnings per share is computed based upon the weighted average number of shares outstanding. Diluted earnings per share includes shares issuable upon exercise of stock options. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                  2002       2001       2000
--------------------------------------------------------------------------------
Net income for basic and diluted
  earnings per share                              $26,891    $26,519    $25,135
------------------------------------------------================================

Weighted average shares for basic
  earnings per share                            2,334,492  2,344,340  2,370,686
Shares issuable upon exercise of stock options     21,676     21,094     24,190
--------------------------------------------------------------------------------
Weighted average shares for diluted
  earnings per share                            2,356,168  2,365,434  2,394,876
------------------------------------------------================================


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

                                                 2002         2001        2000
--------------------------------------------------------------------------------
Interest                                       $45,550      $77,355     $86,608
Income taxes                                    23,592        9,699       3,090

Noncash investing and financing activities included the following:

                                                 2002         2001        2000
--------------------------------------------------------------------------------
Loans transferred to other assets              $ 2,362      $ 1,460     $ 2,026
Loans held-for-sale transferred to loans             0            0      32,345

2) INVESTMENT SECURITIES

   The amortized cost and estimated fair values of investment securities are as follows at December 31:

                                                    Gross       Gross
 2002                                  Amortized  Unrealized  Unrealized   Fair
 ----                                     Cost      Gains       Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity                   $      0    $    0      $  0     $      0
    Available-for-sale                    4,995        99         0        5,094
Obligations of U.S. Government
 Agencies and Corporations:
    Held-to-maturity                          0         0         0            0
    Available-for-sale                  248,965     5,353         0      254,318
Mortgage-backed securities:
    Held-to-maturity                      7,409        95         0        7,504
    Available-for-sale                  182,867     1,514       463      183,918
Obligations of state and political
 subdivisions:
    Held-to-maturity                      4,283       220         0        4,503
    Available-for-sale                        0         0         0            0
Equity Securities:
    Available-for-sale                    6,791         0         0        6,791
--------------------------------------------------------------------------------
    Total held-to-maturity              $11,692    $  315      $  0      $12,007
---------------------------------------=========================================
    Total available-for-sale           $443,618    $6,966      $463     $450,121
---------------------------------------=========================================

                                                    Gross       Gross
 2001                                  Amortized  Unrealized  Unrealized   Fair
 ----                                     Cost      Gains       Losses     Value
 -------------------------------------------------------------------------------
U.S. Treasury Securities:
    Held-to-maturity                   $      0    $    0      $  0     $      0
    Available-for-sale                   10,129        63         0       10,192
Obligations of U.S. Government
 Agencies and Corporations:
    Held-to-maturity                      9,282       219         0        9,501
    Available-for-sale                  288,502     4,248       956      291,794
Mortgage-backed securities:
    Held-to-maturity                     10,536       202         0       10,738
    Available-for-sale                  106,826       817       122      107,521
Obligations of state and political
 subdivisions:
    Held-to-maturity                      9,720       245        98        9,867
    Available-for-sale                        0         0         0            0
Equity Securities:
    Available-for-sale                    8,231         0         0        8,231

--------------------------------------------------------------------------------
    Total held-to-maturity             $ 29,538    $  666    $   98     $ 30,106
----------------------------------------========================================
    Total available-for-sale           $413,688    $5,128    $1,078     $417,738
---------------------------------------=========================================

     Equity securities available-for-sale consist primarily of restricted stock investments in the Federal Home Loan Bank and Federal Reserve Bank that are required to be maintained by the Company. Such investments are carried at cost which represents their redemption value.

     Proceeds from sales of investment securities during 2002, 2001 and 2000 were $1,440, $2,335 and $0, respectively. There were no realized gains or losses on sales of available-for-sale securities in 2002, 2001 or 2000.

     The amortized cost and estimated fair value of investment securities at December 31, 2002 by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized       Fair
                                                            Cost         Value
--------------------------------------------------------------------------------
Due in one year or less:
   Held-to-maturity                                       $  1,388     $  1,404
   Available-for-sale                                      108,892      110,866
Due after one year through five years:
   Held-to-maturity                                          2,089        2,229
   Available-for-sale                                      145,068      148,546
Due after five years through ten years:
   Held-to-maturity                                            806          866
   Available-for-sale                                            0            0
Due after ten years:
   Held-to-maturity                                              0            4
   Available-for-sale                                            0            0

Mortgage-backed securities:
   Held-to-maturity                                          7,409        7,504
   Available-for-sale                                      182,867      183,918

Equity securities                                            6,791        6,791

--------------------------------------------------------------------------------
     Total held-to-maturity                                $11,692      $12,007
----------------------------------------------------------======================
     Total available-for-sale                             $443,618     $450,121
----------------------------------------------------------======================

     Investment securities, which are under the Company's control, with a book value of $388,627 and $361,966 at December 31, 2002 and 2001, respectively, were pledged as collateral for public and trust deposits and for other purposes as required by law.


3) LOANS HELD-FOR-SALE

     Loans held-for-sale at December 31, 2002 and 2001 totaling $5,910 and $4,876, respectively, consisted of mortgage loans accounted for at the lower of cost or estimated market value in the aggregate.

4) LOANS

     The composition of the loan portfolio at December 31, is as follows:

                                                            2002         2001
--------------------------------------------------------------------------------
Commercial, financial and agricultural                  $  890,088   $  851,191
Real estate-construction                                    83,046       55,060
Real estate-mortgage                                       507,642      534,662
Installment, excluding credit card                         122,090      180,545
Credit card                                                165,452      148,284
--------------------------------------------------------------------------------
   Subtotal                                              1,768,318    1,769,742
Allowance for loan losses                                  (26,093)     (25,904)
--------------------------------------------------------------------------------
   Net Loans                                            $1,742,225   $1,743,838
--------------------------------------------------------========================

     Certain directors, executive officers and principal shareholders of the Company or their related parties had loans from the Subsidiary Bank aggregating $75,533 and $62,636 at December 31, 2002 and 2001, respectively. Such loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable loans to other borrowers. Transactions involving such loans were as follows:

Loans at December 31, 2001                                            $ 62,636
Additions                                                               61,936
Repayments                                                             (49,550)
Effect of changes in directors, executive officers
  and principal shareholders                                               511
--------------------------------------------------------------------------------
   Loans at December 31, 2002                                         $ 75,533
----------------------------------------------------------------------==========

     The following table discloses information about the recorded investment in loans that the Company has classified as impaired:

          (A)              (B)                (C)                    (D)
                    Amount in (A) for                          Amount in (A) for
         Total      Which There Is a        Allowance          Which There Is No
Year    Impaired    Related Allowance    Associated With       Related Allowance
End      Loans      for Credit Losses    Amounts in (B)        for Credit Losses
----    --------    -----------------    ---------------       -----------------
2002    $ 5,827          $ 5,827              $2,777                  $  0
2001    $13,788          $13,684              $5,361                  $104

     The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000, was $5,683, $18,403 and $2,864 respectively.
Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. There was no interest income recognized on impaired loans for the years ended December 31, 2002, 2001 and 2000 during the time within each period that the loans were impaired. Loans in nonaccrual status at the end of 2002, 2001 and 2000 totaled $8,981, $16,747 and $3,799 respectively. Loans that are past due 90 days or more and still accruing interest amounted to $363, $1,204 and $2,167 at the end of 2002, 2001 and 2000 respectively.


5)  ALLOWANCE FOR LOAN LOSSES

   Transactions in the allowance for loan losses were as follows:

                                                 2002        2001        2000
--------------------------------------------------------------------------------
Balance at beginning of year                   $ 25,904    $ 28,972    $ 26,010
Provision charged to expense                     11,300      13,105      10,620
Loans charged-off                               (16,609)    (18,769)    (10,248)
Recoveries                                        5,498       2,596       2,590
--------------------------------------------------------------------------------
   Balance at end of year                      $ 26,093    $ 25,904    $ 28,972
-----------------------------------------------=================================


6) LAND, BUILDINGS AND EQUIPMENT

   A summary of land, buildings and equipment is as follows:
                                                                 December 31,
                                                               2002       2001
--------------------------------------------------------------------------------
Land                                                        $  9,191   $  8,751
Buildings and improvements                                    51,733     49,330
Furniture, fixtures and equipment                             33,675     33,963
--------------------------------------------------------------------------------
                                                              94,599     92,044
Less accumulated depreciation                                (48,084)   (44,250)
--------------------------------------------------------------------------------
   Total                                                    $ 46,515   $ 47,794
------------------------------------------------------------====================

   Depreciation expense for the years 2002, 2001 and 2000 was approximately $5,915, $6,337 and $5,719, respectively.


7.  INTANGIBLE ASSETS

     The  Company  recorded   intangible   assets  comprised  of  the  following
components.
                                                               December 31,
                                                           2002           2001
--------------------------------------------------------------------------------
Unidentifiable intangible assets                         $ 7,227        $12,753
Credit card royalty costs                                  5,064          5,992
Pension intangible                                           266              0
--------------------------------------------------------------------------------
Total                                                    $12,557        $18,745
---------------------------------------------------------=======================

                                                      As of December 31, 2002
                                                    ----------------------------
                                                    Gross Carrying  Accumulated
                                                        Amount      Amortization
--------------------------------------------------------------------------------
Amortized Intangible Assets
   Unidentifiable intangible assets                     $10,878        $3,651
   Credit card royalty costs                              9,392         4,328
--------------------------------------------------------------------------------
   Total                                                $20,270        $7,979
--------------------------------------------------------========================

Aggregate Amortization Expense:
   For the year ended December 31, 2002                                $1,896

Estimated Amortization Expense:
   For the year ended December 31, 2003                                $1,518
   For the year ended December 31, 2004                                $1,463
   For the year ended December 31, 2005                                $1,375
   For the year ended December 31, 2006                                $1,267
   For the year ended December 31, 2007                                $1,200

     The Company adopted SFAS No. 142 effective January 1, 2002 and accordingly discontinued amortization of goodwill. The following schedule sets forth certain information excluding the amortization of goodwill in prior periods.

                                                   Years Ended December 31,
                                                2002         2001         2000
--------------------------------------------------------------------------------
Net income                                    $26,891      $26,519      $25,135
Add back goodwill amortization                 ---           1,312        1,314
--------------------------------------------------------------------------------
Adjusted net income                           $26,891      $27,831      $26,449
----------------------------------------------==================================

Basic earnings per share:
Net income                                     $11.52       $11.31       $10.60
Goodwill amortization                            ---           .56          .56
--------------------------------------------------------------------------------
Adjusted net income                            $11.52       $11.87       $11.16
-----------------------------------------------=================================

Diluted earnings per share:
Net income                                     $11.41       $11.21       $10.50
Goodwill amortization                            ---           .56          .54
--------------------------------------------------------------------------------
Adjusted net income                            $11.41       $11.77       $11.04
-----------------------------------------------=================================

     The carrying amount of goodwill at December 31, 2002 and 2001 is $8,390, which represents goodwill acquired in prior purchase business combinations. This goodwill is subject to impairment evaluation in accordance with the provisions of SFAS No. 142. The Company performed this assessment in the first quarter of 2002. The Company evaluated the $8,390 of goodwill and determined that no impairment loss existed at that time.


8) TIME DEPOSITS

     Time certificates of deposit and other time deposits of $100 or more included in total deposit liabilities at December 31, 2002 and 2001 were $231,236 and $235,263, respectively. Interest expense on this classification of time deposits for the years ended December 31, 2002, 2001 and 2000 totaled $8,304, $12,317 and $12,453, respectively.

     At December 31, 2002, the scheduled maturities of time deposits are as follows:
 2003                                                                 $397,720
 2004                                                                  113,545
 2005                                                                   56,130
 2006                                                                   21,978
 2007                                                                   54,818
 2008 and thereafter                                                     9,407
-------------------------------------------------------------------------------
   Total                                                              $653,598
----------------------------------------------------------------------=========


9) SHORT-TERM BORROWINGS

     All short-term borrowings generally mature in less than 30 days. The maximum amount of these borrowings at any month-end for the years ended December 31, 2002, 2001 and 2000, was $329,071, $367,962 and $376,627, respectively. For the years ended December 31, 2002, 2001 and 2000, the weighted average interest rate on these borrowings was 0.9%, 3.0% and 5.4%, respectively, on average balances outstanding of $311,131, $340,438 and $315,978, respectively.


10) LONG-TERM DEBT

     Notes payable at December 31, 2002 and 2001 consist of a term loan from another financial institution. The term loan carries a floating rate of interest and is repayable in annual principal installments of $2,500, with the final payment due in 2003. The floating interest rate reprices based on a Eurodollar interest period selected by the Company. The rate on the indebtedness is computed based on a premium to the lender's Eurodollar Base Rate. The indebtedness is secured by the outstanding common stock of the Subsidiary Bank. At December 31, 2002, the interest rate on the term loan was 2.62%.

     The Company has a $10,000 line of credit agreement, subject to annual renewal, with the financial institution that has issued the term loan. There was no outstanding balance as of December 31, 2002 and 2001 under this credit facility. The interest rate on the line of credit is calculated in the same manner as the term loan.

     In accordance with the term loan and line of credit agreements, certain covenants exist that require the Company to meet specifications regarding levels of capitalization, nonperforming assets, total indebtedness and net worth, among others. At December 31, 2002, the Company was in compliance with these covenants.


11) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPNAY'S SUBORDINATED DEBENTURES

     In January 1998, INTRUST Capital Trust ("Trust"), a special purpose subsidiary of the Company, issued $57,500 in publicly-traded cumulative trust preferred securities ("8.24% trust preferred issuance"). These preferred securities, which qualify as capital for regulatory reporting purposes, have a dividend rate of 8.24%, and will mature on January 31, 2028, unless called or extended by the Company.

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

     The subordinated debentures may be called by the Company at any time after January 30, 2003, provided the Company has received prior approval by the Federal Reserve. Also, the Company may call the subordinated debentures, subject to regulatory approval, in the event changes are made to existing income tax law or regulations that would affect the income tax treatment of the preferred securities or subordinated debentures, or if the Company is advised that there is more than an insubstantial risk of impairment of the Company's ability to treat the preferred securities as capital for regulatory reporting purposes. In the event the Company elects to redeem the subordinated debentures prior to their stated maturity, a mandatory redemption of the preferred securities will occur. As long as the Company is not in default in the payment of interest on the subordinated debentures and Trust is not in arrears on any payments due on the preferred securities, the Company may elect to extend the maturity of the subordinated debentures to a date not later than January 31, 2037. In February 2003, the Company will cause the trustee to send a notice to the holders of the trust preferred securities that the issuance will be redeemed on March 21, 2003. At December 31, 2002, remaining unamortized debt issuance costs related to this 8.24% trust preferred issuance totaled $2,008. Interest on the subordinated debentures and distributions on the preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

     In December 2002, INTRUST Capital Statutory Trust II ("Trust II"), a special purpose subsidiary of the Company, issued $25,000 in cumulative trust preferred securities ("variable-rate trust preferred issuance"). These preferred securities qualify as capital for regulatory reporting purposes and have a dividend rate that reprices quarterly. The dividend rate is equal to 3-month LIBOR plus 3.25%. At issuance date, the variable-rate trust preferred issuance had a stated interest rate of 4.66%. The variable-rate trust preferred issuance will mature on December 26, 2032, unless called or extended by the Company. Proceeds from this issuance, along with existing cash balances and a planned additional issuance of approximately $25,000 in cumulative trust preferred securities in 2003, will be used to fund the redemption of the 8.24% trust preferred issuance described in the preceding paragraph.

     The Company owns 100% of the common stock of Trust II, and the only assets of Trust II consist of the floating rate junior subordinated deferrable interest debentures due December 26, 2032 issued by the Company to Trust II. The Company has executed a guarantee agreement which constitutes the full and unconditional guaranty by the Company of all of Trust II's obligations under the preferred securities.

     The floating rate junior subordinated deferrable interest debentures may be called by the Company at any quarterly period on or after December 26, 2007, provided the Company has received prior approval by the Federal Reserve. Also, the Company may call these subordinated debentures, subject to regulatory approval, in the event changes are made to existing income tax law or regulations that would affect the income tax treatment of the variable-rate trust preferred securities or the floating rate junior subordinated deferrable interest debentures, or if the Company is advised that there is more than an insubstantial risk of impairment of the Company's ability to treat the variable-rate trust preferred securities as capital for regulatory reporting purposes. In the event the Company elects to redeem the floating rate junior subordinated deferrable interest debentures prior to their stated maturity, a mandatory redemption of the variable-rate trust preferred securities will occur.

     Interest on the subordinated debentures and distributions on the preferred securities are payable quarterly in arrears on March 26, June 26, September 26 and December 26 of each year.

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

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements:
                                                                December 31,
                                                              2002       2001
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation:
     Vested                                                  $12,048    $ 9,583
     Non-vested                                                  327        312
--------------------------------------------------------------------------------
        Total                                                $12,375    $ 9,895
-------------------------------------------------------------===================

Change in projected benefit obligation
   Projected benefit obligation at beginning of year         $13,838    $12,385
   Service cost                                                1,137      1,004
   Interest cost                                                 963        832
   Plan amendments                                               129        186
   Actuarial gain                                              1,558         62
   Benefits paid                                                (489)      (631)
--------------------------------------------------------------------------------
   Projected benefit obligation at end of year               $17,136    $13,838
-------------------------------------------------------------===================

Change in plan assets
   Fair value of plan assets at beginning of year            $10,620    $10,938
   Actual return on plan assets                               (1,326)      (665)
   Employer contribution                                       2,047        978
   Benefits paid                                                (489)      (631)
--------------------------------------------------------------------------------
   Fair value of plan assets at end of year                  $10,852    $10,620
-------------------------------------------------------------===================

Funded status                                                $(6,284)   $(3,218)
Minimum liability adjustment                                  (2,447)         0
Unrecognized net (gain) loss                                   6,942      3,598
Unrecognized prior service cost                                  266        165
--------------------------------------------------------------------------------
   Prepaid (accrued) pension cost                            $(1,523)   $   545
-------------------------------------------------------------===================

   Pension expense is comprised of the following:
                                                       2002      2001      2000
--------------------------------------------------------------------------------
Service cost-benefits earned during the year          $1,137    $1,004    $ 921
Interest cost on projected benefit obligation            963       832      723
Return on plan assets                                   (786)     (908)    (884)
Net amortization and deferral                            326       (23)     (95)
Prior service cost recognized                             28        16       (1)
--------------------------------------------------------------------------------
       Total                                          $1,668    $  921    $ 664
------------------------------------------------------==========================

     The weighted average discount rate used was 6.5%, 7.00%, and 7.00% for 2002, 2001, and 2000 respectively. The expected long-term rate of return on plan assets used was 7.25%, 8.25% and 8.25% for 2002, 2001 and 2000 respectively. The rate of increase in compensation levels used in determining the projected benefit obligation was 4.00% for each of the past three years.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
     In 2002 the Company adopted the INTRUST Financial Corporation Supplemental Executive Retirement Plan ("SERP"). The SERP provides supplemental retirement benefits to certain executives designated by the Board of Directors whose retirement benefits under the Company's Employee Retirement Plan may be limited by Internal Revenue Code Sections 415 or 401(a)(1). The Company recorded $141,000 in pension expense relative to the SERP in 2002. Actuarial assumptions employed in the computation of pension expense for purposes of the SERP are the same as those utilized in the Company's Employee Retirement Plan.

DEFERRED COMPENSATION
     The Company has entered into deferred compensation agreements with certain officers and directors. Under the provisions of these agreements, the officers and directors will receive monthly payments for specified periods. The liabilities under these agreements are being accrued over the officers' remaining periods of employment or the directors' assumed retirement ages so that, on the date of their retirement, the then-present value of the payments will have been accrued. The liabilities are being accrued at interest rates that exceed market rates at the times the plans were adopted with the above market spread varying between 3% and 9%, depending on individual agreements. At December 31, 2002 and 2001, $4,099 and $4,017 had been accrued for the liability under these agreements and is included in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. Expense recognized in 2002, 2001 and 2000 was $728, $648 and $641, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution plan in which all employees may elect to participate. The Company matches employee contributions up to 6% of salary. The matching percentage varies based on employee tenure with the Company. The Company also maintains a non-qualified plan that contains contributions made by employees in prior years. The Company's contributions to these plans in 2002, 2001 and 2000 were $1,101, $797 and $912, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of income.

STOCK INCENTIVE PLAN
     The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan, and its subsequent amendments, provide that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 360,000 shares of the Company's common stock. The exercise price of any options granted under the Plan cannot be less than the fair value of the Company's common stock at the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant. The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 2002:
                                                                     Weighted
                                                                      Average
                                                     Number       Exercise Price
                                                   ------------   --------------

Options outstanding as of December 31, 1999          137,046          $100.40
2000:
   Granted                                             44,952         $114.00
   Exercised                                          (10,616)         $70.44
                                                   ------------
Options outstanding as of December 31, 2000          171,382          $111.94
2001:
   Granted                                            17,681          $128.08
   Exercised                                         (14,259)          $99.35
   Forfeitures                                        (7,300)         $129.73
                                                   ------------
Options outstanding as of December 31, 2001          167,504          $113.94
2002:
   Granted                                            36,652          $130.73
   Exercised                                           (4,471)         $69.51
                                                   ------------
Options outstanding as of December 31, 2002          199,685          $118.01
                                                   ============

Outstanding options exercisable as of:
   December 31, 2000                                  58,806          $102.22
   December 31, 2001                                  75,549          $104.01
   December 31, 2002                                 104,337          $110.18

     The Company accounts for stock options under the Plan using the intrinsic value based method of accounting. The estimated fair value of options granted was $21.98, $27.56 and $25.35 in 2002, 2001 and 2000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. An expected dividend rate of 2.25% was used in the fair value computation for each of the years in the three-year period. Expected volatility rates of 14.8%, 14.1% and 14.1% were used for 2002, 2001 and 2000 respectively. Risk-free interest rate assumptions of 3.27%, 4.95% and 5.17% were used in 2002, 2001 and 2000, respectively.

13) INCOME TAXES

     The provision (benefit) for income taxes from operations includes the following components:

                                               2002        2001        2000
--------------------------------------------------------------------------------
Current:
   Federal                                   $ 5,492      $13,018     $13,622
   State                                       1,347        1,417       1,964
--------------------------------------------------------------------------------
                                               6,839       14,435      15,586
--------------------------------------------------------------------------------
Deferred:
   Federal                                     6,825        1,113         348
   State                                         260          294         606
--------------------------------------------------------------------------------
                                               7,085        1,407         954
--------------------------------------------------------------------------------
     Total                                   $13,924      $15,842     $16,540
---------------------------------------------===================================

     The provision (benefit) for income taxes produced effective income tax rates of 34.1%, 37.4% and 39.7% for the years ended December 31, 2002, 2001 and 2000, respectively. The reconciliations of these effective income tax rates to the federal statutory rates are shown below:

                                                      2002      2001      2000
--------------------------------------------------------------------------------
Total income tax as reported                          34.1%     37.4%     39.7%
Tax exempt income                                      0.4       0.5       0.5
Life insurance                                         1.0       0.5       0.5
Goodwill                                               0.0      (1.2)     (1.3)
Resolution of prior year tax matters                   2.2       0.0       0.0
State income tax, net of federal income tax benefit   (2.6)     (2.2)     (4.0)
Other                                                 (0.1)      0.0      (0.4)
--------------------------------------------------------------------------------
     Federal statutory rate                           35.0%     35.0%     35.0%
------------------------------------------------------==========================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented as follows:

                                                              2002       2001
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                                $  9,743    $ 9,613
   Deposits                                                    1,878      1,894
   Deferred compensation                                       1,583      1,491
   Minimum pension liability adjustment                          872          0
   Loan interest                                                 325          0
   Buildings and equipment                                     1,030        760
   Acquisition intangibles                                     1,660          0
   Other real estate owned                                        37        169
   Other                                                         233        283
--------------------------------------------------------------------------------
    Total gross deferred tax assets                           17,361     14,210
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred real estate investment trust income               (9,294)         0
   Unrealized gain on available-for-sale securities           (2,601)    (1,620)
   Pension                                                      (551)      (565)
   Prepaid loan fees                                          (1,910)    (1,808)
   Affordable housing project                                    (86)       (95)
   Other                                                        ( 93)      (102)
--------------------------------------------------------------------------------
    Total gross deferred tax liabilities                     (14,535)    (4,190)
--------------------------------------------------------------------------------
    Net deferred tax assets                                 $  2,826    $10,020
------------------------------------------------------------====================

     Management believes it is more likely than not that the deferred tax assets will be realized and, accordingly, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2002.

     Current income taxes payable of $2,852 and $19,620 were included in accounts payable and accrued liabilities at December 31, 2002 and 2001 respectively. The net deferred tax assets noted above were included in other assets.

     At December 31, 2002, the Company had net operating loss deductions available for carryforward of approximately $185 for state purposes that expire in 2009.

14) COMMITMENTS AND CONTINGENT LIABILITIES

     At December 31, 2002, the Subsidiary Bank was required to have $1,215 held as cash reserves with the Federal Reserve Bank.

     Lease rentals included in net occupancy and equipment expense for the years ended December 31, 2002, 2001 and 2000 amounted to $2,138, $2,179 and $2,146, respectively.

     At December 31, 2002, the Company was committed to make future payments under several long-term lease and data processing agreements. The minimum payments required by these agreements are summarized as follows:
                                                                      Minimum
                                                                      Payments
--------------------------------------------------------------------------------
2003                                                                  $ 2,675
2004                                                                    2,557
2005                                                                    2,576
2006                                                                    2,596
2007                                                                      835
Remainder                                                               6,541
--------------------------------------------------------------------------------
  Total                                                               $17,780
----------------------------------------------------------------------=======---

     Included in the above minimum payment schedule is $1.8 million in annual fees related to one of the Company's data processing agreements having a term of five years ending in the year 2006.

     Not included in the minimum payment schedule is a contract agreement by the Company for trust operations support provided by an outside entity. The agreement, which expires October 1, 2005, requires payment of fees by the Company based on a percentage of the fair value of trust assets managed. Based on the fair value of trust assets, as of December 31, 2002, annual fees would amount to approximately $3,120 in 2003. The Company paid fees of $3,627 and $888 under this agreement in 2002 and 2001 respectively.

     The Company and its Subsidiaries are involved in certain claims and suits arising in the ordinary course of business. In the opinion of management, based in part on the advice of legal counsel, potential liabilities arising from these claims, if any, would not have a significant effect on the Company's consolidated financial position or future results of operations.


15) STOCKHOLDERS' EQUITY

DIVIDEND RESTRICTION
     The Company's ability to pay dividends on its common stock and interest on its indebtedness is dependent upon funds provided by dividends from the Subsidiaries and such other funding sources as may be available to the Company. In addition, the Company's debt agreements provide for minimum capital levels that must be maintained as long as the indebtedness remains outstanding. Total capital of the Company exceeded the most restrictive of these requirements by $64,993 at December 31, 2002. The payment of dividends by the Subsidiaries is restricted only by regulatory authority. At December 31, 2002, approximately $6,574 was available from the Subsidiaries' retained earnings for distribution as dividends to the Company without regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2002, the consolidated ratios of the Company and for its Subsidiary Bank meet all capital adequacy requirements to which they are subject.

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

     Actual capital amounts and ratios are also presented in the following table.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                         For Capital       Prompt Corrective
                                                      Actual          Adequacy Purposes    Action Provisions
                                               --------------------  -------------------  -------------------
                                                 Amount      Ratio     Amount     Ratio     Amount     Ratio
                                               ------------  ------  -----------  ------  -----------  ------
As of December 31, 2002:
  Total Capital (to Risk Weighted Assets):
  Consolidated                                  $294,119     14.6%    $160,799    8.0%        N/A
  INTRUST Bank, N.A.                            $223,501     11.2%    $159,935    8.0%     $199,919    10.0%
  Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  $254,276     12.7%    $ 80,399    4.0%         N/A
  INTRUST Bank, N.A.                            $198,498      9.9%    $ 79,967    4.0%     $119,951     6.0%
  Tier 1 Capital (to Average Assets):
  Consolidated                                  $254,276     10.4%    $ 98,002    4.0%         N/A
  INTRUST Bank, N.A.                            $198,498      8.2%    $ 97,323    4.0%     $121,653     5.0%

As of December 31, 2001:
  Total Capital (to Risk Weighted Assets):
  Consolidated                                  $248,288     12.1%    $163,972    8.0%         N/A
  INTRUST Bank, N.A.                            $238,848     11.7%    $163,187    8.0%     $203,983    10.0%
  Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  $222,664     10.9%    $ 81,986    4.0%         N/A
  INTRUST Bank, N.A.                            $213,345     10.5%    $ 81,593    4.0%     $122,390     6.0%
  Tier 1 Capital (to Average Assets):
  Consolidated                                  $222,664      9.1%    $ 98,398    4.0%         N/A
  INTRUST Bank, N.A.                            $213,345      8.7%    $ 97,919    4.0%     $122,398     5.0%

16) BUSINESS AND CREDIT CONCENTRATIONS

     The Company provides a wide range of banking services to individual and corporate customers through its Kansas and Oklahoma subsidiaries. The Company makes a variety of loans including commercial, agricultural, real estate construction, real estate mortgage, installment and credit card loans. The majority of the loans are made to borrowers located in Kansas, although some loans are made to out-of-state borrowers. Credit risk is therefore dependent upon economic conditions in Kansas; however, loans granted within the Company's trade area have been granted to a wide variety of borrowers and management does not believe that any significant concentrations of credit exist with respect to individual borrowers or groups of borrowers which are engaged in similar activities that would be similarly affected by changes in economic or other conditions. Approximately 16% of the Company's total loan portfolio is comprised of unsecured credit card loans and installment loans (a large part of which are collateralized by automobiles). Consequently, the Company's credit risk with respect to these loans is dependent upon the ability of consumers in general to repay their indebtedness. The Company considers the composition of the loan portfolio in establishing the allowance for loan losses as described in note 1.


17)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition. The following summarizes those financial instruments, excluding credit card lines of $971,671, with contract amounts representing credit risk:

     Commitments to extend credit                               $675,093
     Commercial and standby letters of credit                   $ 66,984

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

     The Company has, in prior years, securitized and sold credit card receivables. Neither the credit card receivables or the securities outstanding as a result of these transactions are defined as financial instruments of the Company, however the Company continued to service the related credit card accounts. At December 31, 2001, the Company had $18,465 in credit card receivables that had been securitized and sold. The securitization of the credit card receivables was discontinued in February, 2002.

     As a result of the securitization transactions, the Company no longer recognized net interest income and certain fee revenue, nor did it provide for loan losses on the securitized portfolio. Instead, the Company received servicing fee income. During 2002, 2001 and 2000, the Company recognized $427, $2,761, and $2,780, respectively, in servicing fee income, which is included in credit card fees and other service charges, fees and income in the accompanying consolidated statements of income.

     In connection with these securitization transactions, the Company was required to establish cash reserve accounts for the benefit of the purchasers. These cash reserve accounts represented retained interests in the loans sold as described in Note 1. The retained interests, consisting primarily of the cash reserve accounts, totaled $1,840 at December 31, 2001 and are included in other assets in the accompanying consolidated statements of financial condition.


18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

DEPOSIT LIABILITIES
     The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand at December 31, 2002 and 2001. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities as of each valuation date.

SHORT-TERM BORROWINGS
     The carrying amount approximates fair value because of the short maturity of these instruments.

NOTES PAYABLE
     Interest rates currently available to the Company for debt instruments with similar terms and remaining maturities are used to estimate the fair value of notes payable as of each valuation date.

     GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S SUBORDINATED DEBENTURES
     The fair value of a portion of the preferred beneficial interests in the subordinated debentures is based on market price quotations obtained from the American Stock Exchange listings. The remaining portion's carrying amount is considered a reasonable estimate of fair value, due to the adjustable rate component. See note 11 for further information related to the subordinated debentures.

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

     The estimated fair values of the Company's financial instruments are as follows:

                                     December 31, 2002       December 31, 2001
                                   ---------------------   ---------------------
                                   Carrying   Estimated    Carrying   Estimated
                                    Value     Fair Value    Value     Fair Value
--------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks         $  120,018  $  120,018  $  159,708  $  159,708
  Federal funds sold                  93,910      93,910      78,300      78,300
  Investment securities              461,813     462,128     447,276     447,844
  Loans held-for-sale                  5,910       5,910       4,876       4,876
  Loans, net                       1,742,225   1,769,309   1,743,838   1,769,025
  Accrued interest receivable         12,051      12,051      15,190      15,190
--------------------------------------------------------------------------------
Financial liabilities:
  Deposits:
    Demand                        $  426,747  $  426,747  $  379,887  $  379,887
    Savings and
     interest-bearing demand         826,719     826,719     832,490     832,490
    Time                             653,598     688,774     756,760     768,388
  Short-term borrowings              308,794     308,794     299,348     299,348
  Accrued interest payable             3,314       3,314       5,170       5,170
  Notes payable                        2,500       2,500       5,000       5,000
  Guaranteed preferred beneficial
   interests in the Company's
     subordinated debentures          82,500      82,730      57,500      60,490

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


19) SEGMENT REPORTING

     The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has a manager that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has three operating segments: consumer banking, commercial banking and wealth management. The consumer banking segment provides personal banking services to customers of the Company through its retail branches, consumer lending and credit card operations. Commercial banking provides commercial lending services and other commercial banking products to the business customers of the Company. Wealth management offers fiduciary, trust and investment services to its customers. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. Transactions between segments are accounted for as if each segment is an external customer.

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

                                  Consumer  Commercial    Wealth
Year ended December 31, 2002      Banking    Banking    Management     Total
--------------------------------------------------------------------------------
Net interest income-external      $ 47,001  $   46,544    $    17   $   93,562
Net interest income-intercompany      (227)          0          0         (227)
Noninterest income-external         30,118      11,127     14,649       55,894
Noninterest income-intercompany         10           0        537          547
Provision for loan losses            6,525       4,775          0       11,300
Depreciation and amortization        4,882         429        513        5,824
Segment profit/loss                  7,061      37,595        629       45,285
Assets                             422,386   1,388,381      3,813    1,814,580
Asset expenditures                   6,196         724        577        7,497

                                  Consumer  Commercial    Wealth
Year ended December 31, 2001      Banking    Banking    Management     Total
--------------------------------------------------------------------------------
Net interest income-external      $ 51,227  $   43,840    $    29   $   95,096
Net interest income-intercompany      (271)          0          0         (271)
Noninterest income-external         31,187      10,183     15,126       56,496
Noninterest income-intercompany         10           0        515          525
Provision for loan losses            3,815       9,290          0       13,105
Depreciation and amortization        5,459         453        643        6,555
Segment profit/loss                 15,378      30,726      1,832       47,936
Assets                             480,580   1,353,602      4,329    1,838,511
Asset expenditures                   9,694         850        709       11,253

                                  Consumer  Commercial    Wealth
Year ended December 31, 2000      Banking    Banking    Management     Total
--------------------------------------------------------------------------------
Net interest income-external      $ 63,932  $   33,997    $    49   $   97,978
Net interest income-intercompany      (348)          0          0         (348)
Noninterest income-external         28,088       6,893     15,767       50,748
Noninterest income-intercompany        160           0        470          630
Provision for loan losses            4,645       5,975          0       10,620
Depreciation and amortization        5,381         438        717        6,536
Segment profit/loss                 23,817      22,144      3,594       49,555
Assets                             543,152   1,237,736      4,404    1,785,292
Asset expenditures                  11,493       1,100      1,180       13,773

     Reconciliations of segment revenue, profit or loss, assets, and other items of significance to consolidated amounts are presented in the following tables. Corporate level items are derived from the Company's investment portfolio, fixed assets and other activities not considered by management to be operating segments. Revenues are net of interest expense.

Net Revenues:                                      2002       2001       2000
--------------------------------------------------------------------------------
   Net revenue from segments                     $149,776   $151,846   $149,008
   Net revenue from corporate level not
     allocated to segments                         (1,897)    (1,569)    (3,928)
   Net revenue from intercompany income              (320)      (254)      (283)
--------------------------------------------------------------------------------
   Consolidated net revenue                      $147,559   $150,023   $144,797
-------------------------------------------------===============================

Profit:                                            2002       2001      2000
--------------------------------------------------------------------------------
   Profit from segments                           $45,285    $47,936    $49,555
   Expenses at corporate level not
     allocated to segments                         (4,470)    (5,575)    (7,880)
--------------------------------------------------------------------------------
   Income before provision for income taxes       $40,815    $42,361    $41,675
--------------------------------------------------==============================

Assets:                                       2002         2001         2000
--------------------------------------------------------------------------------
   Assets of segments                      $1,814,580   $1,838,511   $1,785,292
   Corporate level assets                     709,968      716,986      633,165
--------------------------------------------------------------------------------
   Consolidated assets                     $2,524,548   $2,555,497   $2,418,457
-------------------------------------------=====================================

                                          Amounts      Amounts not
                                        Reported by    Reported at  Consolidated
Other Items of Significance:      Year    Segments    Segment Level    Amounts
--------------------------------------------------------------------------------
   Net interest income            2002    $93,562       $(3,881)      $89,681
                                  2001    $95,096       $(1,078)      $94,018
                                  2000    $97,978       $(3,056)      $94,922

   Provision for loan losses      2002    $11,300       $     0       $11,300
                                  2001    $13,105       $     0       $13,105
                                  2000    $10,620       $     0       $10,620

   Depreciation and amortization  2002    $ 5,824       $ 3,100       $ 8,924
                                  2001    $ 6,555       $ 4,241       $10,796
                                  2000    $ 6,536       $ 3,752       $10,288

   Asset expenditures             2002    $ 7,497       $    13       $ 7,510
                                  2001    $11,253       $    24       $11,277
                                  2000    $13,773       $ 1,833       $15,606

     The Company has no operations in foreign countries; therefore, geographic information is not presented.


20) SALE OF BANK BRANCHES

     During the fourth quarter of 2002, the Subsidiary Bank sold six of its branch banking facilities and wrote-down to market value a seventh branch resulting in a net gain of $3,091. Total deposits of the six branches sold in 2002 aggregated approximately $105,000. The seventh branch, with approximately $8,000 in deposits, was sold on January 17, 2003.


21) GOING PRIVATE TRANSACTION

     On January 16, 2003, the Company filed a preliminary Schedule 13E-3 with the Securities and Exchange Commission. Under the terms of a proposed merger transaction, which must be approved by the Company's stockholders, the Company will reduce its number of stockholders of record to fewer than three hundred. This action, when combined with the redemption of the Company's publicly-held 8.24% Cumulative 1998 Trust Preferred Securities, will result in the elimination of the Company's periodic reporting obligations under federal securities laws.

     It is anticipated that the merger transaction, if approved, will result in the repurchase of approximately 130,000 shares of the Company's common stock, at a projected cost of $19,760. It is expected that existing cash balances will fund the merger transaction. Provided the appropriate approvals are obtained, the Company anticipates concluding this process in the second quarter of 2003.


22) NEW ACCOUNTING STANDARDS

     In November 2002, the FASB issued Interpretation No. 45, "Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is presently evaluating the impact of adoption of Interpretation No. 45 on its consolidated financial statements.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of this Statement will have a material impact on its operating results or its financial condition.

     In December 2002, The FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which amends Statement No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.

23) PARENT COMPANY ONLY FINANCIAL STATEMENTS

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Financial Condition
December 31, 2002 and 2001

--------------------------------------------------------------------------------
Dollars in thousands                                          2002       2001
--------------------------------------------------------------------------------

Assets
       Cash                                                 $ 63,563   $  5,111
       Investment securities, held-to-maturity                   260        286
       Equipment                                               1,177      1,468
       Investment in subsidiaries                            221,293    240,263
       Current and deferred income taxes                         700          0
       Other                                                   7,386      6,753
--------------------------------------------------------------------------------
        Total assets                                        $294,379   $253,881
------------------------------------------------------------====================

Liabilities and Stockholders' Equity
    Liabilities:
       Accounts payable and accrued liabilities             $  1,169   $    748
       Accrued interest payable                                   58         18
       Current and deferred income taxes                           0         91
       Notes payable                                           2,500      5,000
       Subordinated debentures                                85,052     59,278
--------------------------------------------------------------------------------
        Total liabilities                                     88,779     65,135
--------------------------------------------------------------------------------

    Stockholders' equity:
       Common stock                                           13,918     13,918
       Capital surplus                                        21,728     21,725
       Retained earnings                                     213,092    193,675
       Treasury stock                                        (45,731)   (43,002)
       Accumulated other comprehensive income                  2,593      2,430
--------------------------------------------------------------------------------
        Total stockholders' equity                           205,600    188,746
--------------------------------------------------------------------------------
        Total liabilities and stockholders' equity          $294,379   $253,881
------------------------------------------------------------====================

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
Dollars in thousands                                  2002      2001      2000
--------------------------------------------------------------------------------

Dividends from subsidiaries                         $50,647   $21,483   $11,310
Interest income                                         180       219       221
Fees charged subsidiary banks                         3,385     3,252     2,795
Other income                                            347       233       216
--------------------------------------------------------------------------------
   Total income                                      54,559    25,187    14,542
--------------------------------------------------------------------------------

Operating expenses:
  Interest expense                                    5,075     5,436     5,729
  Salaries and employee benefits                      3,162     2,702     2,588
  Other expense                                       2,395     1,693     1,126
--------------------------------------------------------------------------------
   Total operating expenses                          10,632     9,831     9,443
--------------------------------------------------------------------------------

Income before income tax benefit and equity in
  undistributed net income of subsidiaries           43,927    15,356     5,099

Income tax benefit                                    2,873     2,587     2,484
--------------------------------------------------------------------------------
Income before equity in undistributed net income
  of subsidiaries                                    46,800    17,943     7,583

Equity in undistributed net income of subsidiaries  (19,909)    8,576    17,552

--------------------------------------------------------------------------------
Net income                                          $26,891   $26,519   $25,135
----------------------------------------------------============================

Note: Parent Company Only Statements of Stockholders' Equity are the same as the Consolidated Statements of Stockholders' Equity.

INTRUST FINANCIAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
Dollars in thousands                                  2002      2001      2000
--------------------------------------------------------------------------------

Cash provided (absorbed) by operating activities:
   Net income                                       $26,891  $ 26,519  $ 25,135
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income
      of subsidiaries                                19,909    (8,576)  (17,552)
     Depreciation and amortization                      462       463        53
     Accretion of discount on investment securities       0         1         1
     Other assets                                      (718)     (304)     (107)
     Accounts payable and accrued liabilities           449    (1,256)    1,034
     Income taxes                                      (775)     (893)    1,664
--------------------------------------------------------------------------------
    Net cash provided by operating activities        46,218    15,954    10,228
--------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities:
   Capital expenditures                                 (88)      (14)   (1,834)
   Investment securities matured or called               26        22         0
   Investment  in subsidiaries                         (774)        0         0
--------------------------------------------------------------------------------
    Net cash provided (absorbed) by
     investing activities                              (836)        8    (1,834)
--------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities:
   Payments on notes payable                         (2,500)   (5,500)   (2,500)
   Proceeds from notes payable                            0         0     3,000
   Retirement of capital notes                            0         0        (1)
   Proceeds from subordinated debentures             25,774         0         0
   Dividends paid                                    (7,474)   (7,507)   (7,125)
   Purchase of treasury stock, net of exercise
    of stock options                                 (2,730)   (1,618)   (5,419)
--------------------------------------------------------------------------------
  Net cash provided (absorbed) by
   financing activities                              13,070   (14,625)  (12,045)
--------------------------------------------------------------------------------
    Increase (decrease) in cash                      58,452     1,337    (3,651)

Cash at beginning of year                             5,111     3,774     7,425

--------------------------------------------------------------------------------
Cash at end of year                                 $63,563  $  5,111  $  3,774
----------------------------------------------------============================

                          Independent Auditors' Report



The Board of Directors and Stockholders
INTRUST Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of INTRUST Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTRUST Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.


                                         /S/ KPMG LLP



Wichita, Kansas
February 7, 2003

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


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     Set forth below are the names of the directors, nominees for director, executive officers as designated by the Board of Directors, and nominees for executive officer of the Company, together with certain related information. All of the executive officers of the Company will hold office until the next annual meeting of directors. The directors of the Company are divided into three classes; the terms of office of the first class, second class and third class expire at the 2005, 2003 and 2004 annual meetings of stockholders, respectively. Directors will be elected for a full three year term to succeed those whose terms expire. The year in which each director's term expires is indicated after his name and age. Directors and executive officers will serve as indicated or until their successors are duly elected and qualified, unless sooner terminated by death, resignation, removal or otherwise. There are no arrangements or understandings between any of the directors, executive officers or any other persons pursuant to which any of the directors or executive officers have been selected to their respective positions.

     RONALD L. BALDWIN, 49, 2005, has been director of the Company since 1996. He became President and Chief Operating Officer of IB in 2002. He has been Vice Chairman of IB since 1996.

     RICK L. BEACH, 52, has been Executive Vice President and Chief Credit Officer of the Company since January 1997. He was Senior Vice President of the Company from 1995 to 1997 and Vice President from 1988 to 1995.

     C. ROBERT BUFORD, 69, 2003, has been a director of the Company since 1982. During the past five years, he has been President and owner of Zenith Drilling Corporation, an oil and gas drilling and exploration firm, and managing partner of Grand Bluffs Development Co. and Slab, L.L.C., which are real estate development firms.

     FRANK L. CARNEY, 64, 2004, has been a director of the Company since 1982. Since 1979, he has been self-employed in a private investment company, Carney Enterprises. Since January 1994, Mr. Carney has been with Houston Pizza Venture L.L.C., as President and Manager. In June 1995, he became President and Manager of Devlin Partners, L.L.C., a development stage company. He became President and Manager of P.J. (Papa John's Pizza Restaurants) Wichita, L.L.C. in 1996, P.J. Nor-Cal L.L.C. in 1997, and Chairman and Manager of P.J. Hawaii L.L.C. in 1998.

     CHARLES Q. CHANDLER, 76, 2004, has been Chairman of the Board and Chief Executive Officer of the Company since 1982. He was Chairman of the Board and Chief Executive Officer of IB from 1975 until 1996. Mr. Chandler has been employed by IB since 1950. Mr. Chandler is the father of Charles Q. Chandler IV and the nephew of George T. Chandler.

     CHARLES Q. CHANDLER IV, 49, 2003, has been a director of the Company since 1985. Since April 1990, he has been President of the Company. From January 1988 through March 1990, he was Executive Vice President of the Company. He was Executive Vice President of IB from January 1988 until July 1993 when he was elected Vice Chairman. From 1996 until 2002, he was Chairman and President of IB. In 2002, he was elected Chairman and Chief Executive Officer of IB. Mr. Chandler is the son of Charles Q. Chandler.

     GEORGE T. CHANDLER, 81, 2003, has been a director of the Company since 1982. In 2002, Mr. Chandler became Vice-Chairman of the Board of First National Bank, Pratt, Kansas. Previously, he was Chairman of the Board of that bank. Mr. Chandler is an uncle of Charles Q. Chandler.

     STEPHEN L. CLARK, 61, 2003, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Clark has been owner of Clark Investment Group which primarily invests in real estate development including office buildings and self-storage units.

     ROBERT L. DARMON, 78, 2003, has been a director of the Company since 1982. He was President of the Company from 1982 until April 1990 and Vice Chairman of the Board of IB until his retirement January 31, 1990. He had been employed by IB since 1970. He is Chairman of the Company's Audit Committee.

     CHARLES W. DIEKER, 67, 2004, has been a director of the Company since 1982. Mr. Dieker had been Executive Vice President-Marketing of Beech Aircraft Corporation from 1985 until his retirement January 1, 1992.

     MARTIN K. EBY Jr., 68, 2003, has been a director of the Company since 1982. During the past five years, Mr. Eby has been Chairman of the Board of Eby Corporation, which is the parent company of Martin K. Eby Construction Co. Inc. In 1992, Mr. Eby became a director of SBC Communications, Inc.

     STEVE L. HIPP, 51, became Executive Vice President of operations and technology in 1999. He was Senior Vice President of the Company from 1996 to 1999.

     RICHARD M. KERSCHEN, 61, 2004, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kerschen has been Chairman of the Board and President of The Law Company, Inc., a commercial real estate construction company.

     THOMAS D. KITCH, 59, 2004, has been a director of the Company since April 1997 and director of IB since 1993. During the past five years, Mr. Kitch has been a practicing attorney with the law firm of Fleeson, Gooing, Coulson & Kitch, LLC.

     ERIC T. KNORR, 60, 2005, has been a director of the Company since 1990. Mr. Knorr was Vice President of K Bar M Pizza Co., Inc. for 12 years until 1999 when he was elected President. In 1999, he became manager of HQS & C Management Co., L.L.C., a restaurant management company.

     CHARLES G. KOCH, 67, 2004, has been a director of the Company since 1982. For the past five years, Mr. Koch has been Chairman of the Board and Chief Executive Officer of Koch Industries Inc., an integrated energy company.

     J.V. LENTELL, 64, 2005, has been a director of the Company since April 1994. Mr. Lentell has been Vice Chairman of IB since July 1993. In 1995, he became a director of Rent-A-Center, Inc.

     WILLIAM B. MOORE, 50, 2005, has been a director of the Company since April 1997 and an advisory director of IB from 1993 to 1997. In December 2002, Mr. Moore became Executive Vice President of Westar Energy. From January 2001 until October 2002, he was Managing Director of Saber Partners, LLC, a consulting company for the utility industry. From 1998 to 2000, he was Executive Vice President, Chief Financial Officer and Treasurer of Western Resources.

     PAUL A. SEYMOUR Jr., 79, 2005, has been a director of the Company since 1982. Mr. Seymour was President of Arrowhead Petroleum Inc. until it ceased operations in 1990. Since that time he has been active as a private investor.

     KENNETH F. SHANNON, 47, 2004, became a director of the Company in 2000. Mr. Shannon has been President and Chief Executive Officer of Metal-Fab, Inc. for the last five years.

     DONALD C. SLAWSON, 69, 2005, has been a director of the Company since 1982. During the past five years, Mr. Slawson has been the Chairman of the Board and President of Slawson Companies, Inc., a group of companies involved in the acquisition of oil and gas properties, exploration and production of oil and gas, purchasing and reselling of crude oil and natural gas, and real estate development.

     JAY L. SMITH, 45, has been Executive Vice President, Chief Financial Officer and Secretary of the Company since 1998. He was Senior Vice President, Chief Financial Officer from 1995 to 1998.

     JOHN T. STEWART III, 67, 2003, has been a director of the Company since 1982. During the past five years, Mr. Stewart's principal occupation has been Chairman of the Board and Director of First National Bank, Medford, Oklahoma, Caldwell State Bank, Caldwell, Kansas and First National Bank, Wellington, Kansas.

     JEFFERY L. TURNER, 51, 2005, became a director of the Company in 2000. Mr. Turner has been employed by Boeing, Wichita, an aerospace company, since 1975. He has been Vice President, Division General Manager at Boeing for the last five years.

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

                           SUMMARY COMPENSATION TABLE
                                                                                       Long Term
                                                                                     Compensation
                                                         Annual Compensation            Awards
                                                  -----------------------------------
                   (a)                      (b)      (c)        (d)         (e)           (f)          (g)
                                                                       Other Annual   Securities    All Other
                                                                       Compensation   Underlying   Compensation
Name and Principal Position                 Year  Salary($)  Bonus($)     ($)(1)      Options (#)     ($)(2)
----------------------------------------------------------------------------------------------------------------
C.Q. Chandler                               2002   $175,000  $ 52,780    $ 88,612         6,000      $83,692
COB & CEO of the Company                    2001   $175,000  $ 70,000    $ 88,612         2,737      $87,517
                                            2000   $179,167  $ 62,045    $112,201         5,383      $95,062

C.Q. Chandler IV                            2002   $422,500  $154,570    $      0        15,652      $20,550
President of the Company,                   2001   $405,833  $192,500    $      0         5,604      $18,148
Chairman, CEO of IB                         2000   $382,083  $175,499    $ 10,110        10,444      $17,820

J.V. Lentell                                2002   $257,167  $ 76,305    $      0             0      $12,000
Director of the Company                     2001   $252,167  $ 99,200    $      0         1,840      $10,500
Vice Chairman of IB                         2000   $247,167  $ 87,927    $  3,370         3,125      $11,220

R.L. Baldwin                                2002   $260,000  $ 75,400    $      0         6,000      $ 5,500
Director of the Company                     2001   $248,333  $ 96,000    $      0             0      $ 3,290
President & COO of IB                       2000   $238,333  $ 85,090    $  3,370         3,000      $ 3,570

J.L. Smith                                  2002   $180,000  $ 44,863    $      0         4,500      $ 7,079
Executive Vice President and Chief          2001   $165,833  $ 50,750    $      0             0      $ 4,702
Financial Officer of the Company            2000   $143,333  $ 44,065    $  3,370         2,500      $ 6,120

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

     (2) The amounts shown for "All other Compensation" include the following for the current year:

                                  C.Q.        C.Q.       J.V.     R.L.     J.L.
                                Chandler  Chandler IV  Lentell  Baldwin   Smith
--------------------------------------------------------------------------------
Above-market amounts earned
 on deferred compensation plans $78,728 $ 9,550 $ 0 $ 0 $ 0 Company contributions to
 401(k) plan                       4,964     11,000     12,000    5,500    7,079
 -------------------------------------------------------------------------------
                                 $83,692    $20,550    $12,000   $5,500   $7,079
 --------------------------------===============================================

     STOCK OPTION PLAN
     -----------------
     The Board of Directors of the Company on May 9, 1995, adopted, with subsequent shareholder approval, the INTRUST Financial Corporation 1995 Incentive Plan (the "Plan"). The Plan and its subsequent amendments provide that the Company may grant Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Shares, Phantom Stock and Restricted Stock to officers and key employees of the Company, as defined in the Plan. The Plan provides for the issuance or transfer of a maximum of 360,000 shares of the Company's common stock. The exercise price, of any options granted under the Plan, cannot be less than the fair market value of the Company's common stock at the date of grant. At December 31, 2002, there were options granted and unexercised for a total of 199,685 shares. The options outstanding have exercise prices between $58 and $133, with a weighted average exercise price of $118. Of the 199,685 shares granted, 104,337 were exercisable at December 31, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                  Potential Realizable Value at
                                                                                  Assumed Annual Rates of Stock
                            Individual Grants (1)                                 Price Appreciation for Option Term
------------------------------------------------------------------------------    ----------------------------------
      (a)               (b)           (c)           (d)       (e)                       (f)                (g)
                    Securities     % of Total    Exercise
                    Underlying  Options Granted   or Base
                      Options   to Employees in    Price   Expiration
Name                    (#)       Fiscal Year     ($/Sh)      Date                     5%($)             10%($)
------------------------------------------------------------------------------    ----------------------------------

C.Q. Chandler          6,000         16.4%         $131      9/9/12                 $  493,372         $1,250,291
C.Q. Chandler IV      15,000         40.9%         $131      9/9/12                 $1,233,430         $3,125,726
C.Q. Chandler IV         652          1.8%         $130     12/8/07                 $   53,101         $  134,566
R.L. Baldwin           6,000         16.4%         $131      9/9/12                 $  493,372         $1,250,291
J.L. Smith             4,500         12.3%         $131      9/9/12                 $  370,029         $  937,718

(1) Options were granted at 100% of the market price on the date of grant. The maximum term for options or rights cannot exceed ten years from the date they are granted. Options under the plan may vest no more rapidly than 20% per year from the date of grant.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES
       (a)               (b)           (c)                       (d)                         (e)
                                                        Number of Securities        Value of Unexercised
                                                    Underlying Unexercised Options  In-the-Money Options
                       Shares                            at December 31, 2002       at December 31, 2002(1)
                      Acquired        Value         ------------------------------  ------------------------
Name                On Exercise(#)  Realized($)(1)     Exercisable/Unexercisable    Exercisable/Unexercisable
----                --------------  --------------     -------------------------    -------------------------
C.Q. Chandler            1,000         $ 44,750             13,308/11,786              $245,531/$256,420
C.Q. Chandler IV         2,471         $156,302             29,790/26,997            $1,061,623/$592,016
J.V. Lentell             1,000         $ 72,750             12,011/5,293               $656,564/$121,460
R.L. Baldwin                 0         $      0             12,626/12,374              $812,763/$266,737
J.L. Smith                   0         $      0              7,002/9,998               $428,540/$211,585

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

     As an addition to the defined benefit retirement plan, the Company adopted the INTRUST Financial Corporation Supplemental Executive Retirement Plan ("SERP"). The SERP provides supplemental retirement benefits to certain executives designated by the Board of Directors whose retirement benefits under the Company's Employee Retirement Plan may be limited by Internal Revenue Code Sections 415 or 401(a)(1). Actuarial assumptions employed in the computation of pension expense for purposes of the SERP are the same as those utilized in the Company's Employee Retirement Plan.

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

                               PENSION PLAN TABLE

REMUNERATION                      YEARS OF CREDITED SERVICE
------------ -------------------------------------------------------------------
                15         20          25          30          35          40
  $100,000    $ 9,202   $ 25,603    $ 32,004    $ 38,405    $ 44,806    $ 49,806
   150,000     30,452     40,603      50,754      60,905      71,056      78,556
   200,000     41,702     55,603      69,504      83,405      97,306     107,306
   250,000     52,952     70,603      88,254     105,905     123,556     136,056
   300,000     64,202     85,603     107,004     128,405     149,806     164,806
   350,000     75,452    100,603     125,754     150,905     176,056     193,556
   400,000     86,702    115,603     144,504     173,405     202,306     222,306
   450,000     97,952    130,603     163,254     195,905     228,556     251,056
   500,000    109,202    145,603     182,004     218,405     254,806     279,806

     The following table sets forth the covered compensation and years of credited service for pension plan purposes for each of the executive officers listed in the summary compensation table as of December 31, 2002, as well as the number of years of credited service which will have been completed by each of said persons if they retire at the age of 65.

                       COVERED      COMPLETED YEARS OF   TOTAL YEARS OF CREDITED
                   COMPENSATION AS  CREDITED SERVICE AS     SERVICE AT NORMAL
NAME                 OF 12/31/02        OF 12/31/02         RETIREMENT AGE(65)
--------------------------------------------------------------------------------
C.Q. Chandler (1)      $227,780            52.75                  41.50
C.Q. Chandler IV        577,070            27.00                  42.50
J.V. Lentell            333,472            36.83                  37.42
R.L. Baldwin            335,400             6.92                  21.40
J.L. Smith              224,863            11.75                  31.58

     (1) C.Q. Chandler elected in writing, as permitted under the plan, to commence receipt of his normal retirement benefit in the form of a lump sum payment. This payment was received by C.Q. Chandler in December 1992.

     COMPENSATION OF DIRECTORS
     -------------------------
     The directors of the Company receive no remuneration for serving in that capacity. However, the directors of the Company are also directors of the Subsidiary Bank, and in that capacity, they receive fees of $1,500 per quarter and $750 for each board meeting attended. In addition, directors who are not full-time bank employees of the Subsidiary Bank receive $200 for each Discount Committee and CRA Committee meeting attended, $500 for each Audit Committee meeting, and $200 for all other committee meetings attended.

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

     CHANGE-IN-CONTROL ARRANGEMENTS
     ------------------------------
     Under unfunded Executive Deferred Compensation Plans established in 1983, 1984 and 1986 by the Subsidiary Bank and in 1990 by the Company, in which C.Q. Chandler and C.Q. Chandler IV are participants, if the employee's employment with the Company terminates for any reason other than death or voluntary separation of employment after the date on which a Change in Control (as described below) occurs, then the Company shall pay to the employee within 60 days after such termination, a single lump sum in lieu of any other subsequent payments under the Plan. The lump sum payment shall be equal to the sum of all amounts that the employee would have received if the employee had retired on the employee's 65th birthday. Such payment shall include all unpaid Interim Distributions, if any, and all Retirement Payments. The entire lump sum payment shall be discounted by a one-time charge of 8%. The amount of such payments, as of December 31, 2002, for C.Q. Chandler and C.Q. Chandler IV, would have been $1,149,132 and $3,063,255, respectively. If the employee dies after termination of employment but before payment of any amount under this paragraph, then such amount shall be paid to the beneficiary or beneficiaries named as soon as practical after the employee's death.

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

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     -----------------------------------------------------------
     The current members of the Company's compensation committee are C. Robert Buford, Kenneth F. Shannon, and Donald C. Slawson. All of the members of the committee are directors of the Company. None of the members of the committee have ever served as an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The following table sets forth information as of February 14, 2003 relating to the beneficial ownership of the Company's common stock by each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, by each director, by each nominee for director, by each executive officer and by all directors and executive officers of the Company as a group. The information as to beneficial ownership of the Company's common stock was supplied by the individuals involved. For purposes of this table, beneficial ownership is as defined in the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the individual possesses sole voting and investment power as to the shares shown as being beneficially owned:

                                                          SHARES OF COMMON STOCK
                                                          BENEFICIALLY OWNED(1)
NAME                    ADDRESS                            FEBRUARY 14, 2003(2)
--------------------------------------------------------------------------------
Ronald L. Baldwin       9414 E. Woodspring                       12,726(3)
                        Wichita, KS  67226

C. Robert Buford        9176 E. 13th St.                          2,053
                        Wichita, KS  67206

Frank L. Carney         10015 Churchill                           1,133
                        Wichita, KS  67206

Charles Q. Chandler     Box One                                  93,489(4)
                        Wichita, KS  67201

Charles Q. Chandler IV  Box One                                  77,779(5)
                        Wichita, KS  67201

Anderson W. Chandler    2327 SW Mayfair Place                   274,588(6)
                        Topeka, KS  66611

David T. Chandler       c/o First National Bank                 261,967(6)
                        Pratt, KS  67124

George T. Chandler      c/o First National Bank                 222,861(6)
                        Pratt, KS  67124

Stephen L. Clark        1625 N. Gatewood                            425
                        Wichita, KS  67206

Robert L. Darmon        8509 Huntington                           5,880(7)
                        Wichita, KS  67206

Charles W. Dieker       632 Birkdale Dr.                          2,866
                        Wichita, KS  67230

Martin K. Eby, Jr.      P.O. Box 1679                             6,799
                        Wichita, KS  67201

Richard M. Kerschen     144 Rutland                                  25
                        Wichita, KS  67206

Thomas D. Kitch         115 S. Rutan                                 25
                        Wichita, KS  67218

Eric T. Knorr           P.O. Box 206                             29,954(8)
                        Wichita, KS  67201

Charles G. Koch         P.O. Box 2256                            99,084
                        Wichita, KS  67201

J.V. Lentell            1700 Laurel Cove                         15,332(9)
                        Wichita, KS 67206

William B. Moore        2764 N. North Shore Ct.                     100
                        Wichita, KS  67205

Paul A. Seymour, Jr.    8500 Killarney Place                    121,033(10)
                        Wichita, KS  67206

Kenneth F. Shannon      820 N. Linden                                25
                        Wichita, KS  67206

Donald C. Slawson       104 South Broadway,                       4,260(11)
                        Suite 200
                        Wichita, KS  67202

Jay L. Smith            945 Woodridge Ct.                         7,102(12)
                        Wichita, KS  67206

John T. Stewart III     P.O. Box 2                              145,226
                        Wellington, KS  67152

Jeffrey L. Turner       1320 N. Covington Circle                     25
                        Wichita, KS  67212

Directors and Executive
Officers as a Group (22 persons)                                848,202(13)

     (1) The officers, executive officers, and directors who beneficially owned more than 1.0% of the outstanding shares and other persons who beneficially owned more than 5.0% of the outstanding shares were:

                                                                 Percentage
                                                                Ownership of
                                                                Common Stock
                                                                ------------
    Charles Q. Chandler III                                         4.02%
    Charles Q. Chandler IV                                          3.32%
    Anderson W. Chandler*                                          11.88%
    David T. Chandler*                                             11.33%
    George T. Chandler*                                             9.64%
    Eric T. Knorr                                                   1.30%
    Charles G. Koch                                                 4.29%
    Paul A. Seymour, Jr.                                            5.23%
    John T. Stewart III                                             6.28%


  *Includes shares directly owned and shares controlled as co-trustees.  See(6).

     The Directors and Executive Officers as a group beneficially owned 35.54% of the Company's common stock.



     (2)  Includes shares issuable upon exercise of common stock options.

     (3) Mr. Baldwin's beneficial ownership includes 100 shares of common stock over which he shares voting and investment powers with his wife, Cindy Baldwin, and currently exercisable options to purchase 12,626 shares of common stock.

     (4) Includes currently exercisable options to purchase 13,308 shares of common stock. Does not include 222,861 shares of common stock beneficially owned by George T. Chandler (uncle), and 77,779 shares of common stock beneficially owned by Charles Q. Chandler IV (son).

     (5) Includes currently exercisable options to purchase 29,790 shares of common stock. Does not include 95 shares of common stock owned by Marla J. Chandler (wife).

     (6)  Anderson,   David  and  George  Chandlers'   beneficial  ownership  is
          comprised of the following:

          (a) Shares beneficially owned by all three over which they share voting and investment power:

               126,128 shares of common stock held as co-trustees  for the Olive
               C. Clift Trust.

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

          (d)  148,460  shares of common stock held by the Anderson W.  Chandler
               Limited Partnership which are beneficially owned by Anderson Chandler over which he has sole voting and investment power.

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

     (9) Includes currently exercisable options to purchase 12,011 shares of common stock.

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

     (12) Includes currently exercisable options to purchase 7,002 shares of common stock.

     (13) Includes shares as to which beneficial owner shares investment and/or voting power with others, after eliminating duplication within the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     CERTAIN BUSINESS RELATIONSHIPS
     ------------------------------
     Neither the Company nor any of its subsidiaries entered into during 2002 or has proposed to enter into any material transactions with officers, directors or principal stockholders of the Company or its subsidiaries, or any immediate family member of the foregoing persons who has the same home as such person.

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


ITEM 14.  CONTROLS AND PROCEDURES
--------  -----------------------

     Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Annual Report. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There have been no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     It should be noted that while our management, including the Chief Executive Officer and Chief Financial Officer, believe that our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------   ---------------------------------------------------------------

(a)  The following documents are filed as a part of this Report.

     1. Financial Statements - The following financial statements of INTRUST Financial Corporation are included in PART II, Item 8 of this report:

          Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

          Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

     3.   Exhibits:
           Number                        Description
           ------                        -----------

           2 Agreement and Plan of Merger dated effective as of December 10, 2002 by and between INTRUST Financial Corporation and INTRUST Merger Corporation (incorporated herein by reference to Annex A to Exhibit A to Registrant's Amendment No. 1 to
                  Schedule 13E-3 filed March 10, 2003 (file no. 005-78002)).

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

           10(f)* Registrant's 1995 Incentive Plan (incorporated herein by reference to Exhibit 10(i) to Registrant's 1995 10-K, File No. 2-78658)

           10(g)* Registrant's Grant of Incentive Stock Options as provided by the 1995 Incentive Plan (incorporated herein by reference to Exhibit 10(j) to Registrant's 1995 10-K, File No. 2-78658)

           10(h)* Registrant's Non-Qualified Stock Option Agreement as provided by the 1995 Incentive Plan (incorporated herein by reference to Exhibit 10(k) to Registrant's 1995 10-K, File No. 2-78658)

           10(i)* Description  of  INTRUST  Financial  Corporation  Supplemental
                  Executive Retirement Plan

           11     Computation of Earnings Per Share

           21     Subsidiaries of the Registrant

           99.1 CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            * Exhibit relates to management compensation

(b) Reports on Form 8-K.

      The Company filed a report on Form 8-K, on December 11, 2002, announcing a proposed plan to deregister with the Securities and Exchange Commission.

(c) See above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTRUST Financial Corporation

Date:  March 11, 2003                By  /s/ C. Q. Chandler
                                     -----------------------------------
                                             C. Q. Chandler
                                             Chairman of the Board
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 11, 2003                     /s/ C. Q. Chandler
                                          ------------------------------------
                                          C. Q. Chandler
                                          Director, Chairman of the Board
                                            and Chief Executive Officer


Date:  March 11, 2003                     /s/ Jay L. Smith
                                          ------------------------------------
                                          Jay L. Smith
                                          Executive Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)


Date:  March 11, 2003                     /s/ Ronald L. Baldwin
                                          -----------------------------------
                                          Ronald L. Baldwin
                                          Director

Date:  March 11, 2003                     /s/ C. Robert Buford
                                          -----------------------------------
                                          C. Robert Buford
                                          Director

Date:  March 11, 2003                     /s/ Frank L. Carney
                                          -----------------------------------
                                          Frank L. Carney
                                          Director

Date:  March 11, 2003                     /s/ C. Q. Chandler IV
                                          -----------------------------------
                                          C. Q. Chandler IV Director

Date:  March 11, 2003                     /s/ George T. Chandler
                                          -----------------------------------
                                          George T. Chandler
                                          Director

Date:  March 11, 2003                     /s/ Stephen L. Clark
                                          -----------------------------------
                                          Stephen L. Clark
                                          Director

Date:  March 11, 2003                     /s/ R. L. Darmon
                                          -----------------------------------
                                          R. L. Darmon
                                          Director

Date:  March 11, 2003                     /s/ Charles W. Dieker
                                          -----------------------------------
                                          Charles W. Dieker
                                          Director

Date:  March 11, 2003
                                          -----------------------------------
                                          Martin K. Eby Jr.
                                          Director

Date:  March 11, 2003                     /s/ Richard M. Kerschen
                                          -----------------------------------
                                          Richard M. Kerschen
                                          Director

Date:  March 11, 2003                     /s/ Thomas D. Kitch
                                          -----------------------------------
                                          Thomas D. Kitch
                                          Director

Date:  March 11, 2003                     /s/ Eric T. Knorr
                                          -----------------------------------
                                          Eric T. Knorr
                                          Director

Date:  March 11, 2003
                                          -----------------------------------
                                          Charles G. Koch
                                          Director

Date:  March 11, 2003                     /s/ J. V. Lentell
                                          -----------------------------------
                                          J. V. Lentell
                                          Director

Date:  March 11, 2003
                                          -----------------------------------
                                          William B. Moore
                                          Director

Date:  March 11, 2003                     /s/ Paul A. Seymour, Jr.
                                          -----------------------------------
                                          Paul A. Seymour, Jr.
                                          Director

Date:  March 11, 2003                     /s/ Kenneth F. Shannon
                                          -----------------------------------
                                          Kenneth F. Shannon
                                          Director

Date:  March 11, 2003                     /s/ Donald C. Slawson
                                          -----------------------------------
                                          Donald C. Slawson
                                          Director

Date:  March 11, 2003                     /s/ John T. Stewart III
                                          -----------------------------------
                                          John T. Stewart III
                                          Director

Date:  March 11, 2003                     /s/ Jeffery L. Turner
                                          -----------------------------------
                                          Jeffery L. Turner
                                          Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





I, C. Q. Chandler, certify that:

1. I have reviewed this annual report on Form 10-K of INTRUST Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                              /s/C. Q. Chandler
                             -----------------------
                                 C. Q. Chandler
                             Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





I, Jay Smith, certify that:

1. I have reviewed this annual report on Form 10-K of INTRUST Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

                                 /s/Jay Smith
                             -----------------------
                                    Jay Smith
                             Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT #      DESCRIPTION
---------      -----------

   10(i) Description of INTRUST Financial Corporation Supplemental Executive Retirement Plan

   11          Computation of Earnings Per Share

   21          Subsidiaries of the Registrant

   99.1 CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   EXHIBIT 11

INTRUST FINANCIAL CORPORATION
Computation of Earnings Per Share Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands except per share data)

                                                   2002       2001       2000
--------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                         $26,891    $26,519    $25,135
-------------------------------------------------===============================

Weighted average common shares outstanding       2,334,492  2,344,340  2,370,686

Basic earnings per share                            $11.52     $11.31     $10.60
-------------------------------------------------===============================

Diluted Earnings per Share:
--------------------------------------------------------------------------------
Net income                                         $26,891    $26,519    $25,135
-------------------------------------------------===============================

Weighted average common shares outstanding
  assuming exercise of stock options             2,356,168  2,365,434  2,394,876

Diluted earnings per share                          $11.41     $11.21     $10.50
-------------------------------------------------===============================

                                   EXHIBIT 21



                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------
                             AS OF DECEMBER 31, 2002


                                                                    PERCENTAGE
                                                                     OF VOTING
                                                  JURISDICTION      SECURITIES
NAME                                             OF ORGANIZATION      OWNED
----                                             ---------------    ----------

INTRUST Bank, National Association               National Bank         100%

NestEgg Consulting Inc.                          Kansas                100%

INTRUST Community Development Corporation        Kansas                100%

INTRUST Capital Trust                            Delaware              100%

INTRUST Capital Statutory Trust II               Connecticut           100%

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the annual report of INTRUST Financial Corporation (the"Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Q. Chandler, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                 /s/C. Q. Chandler
                                                 ----------------------
                                                 C. Q. Chandler
                                                 Chief Executive Officer
                                                 INTRUST Financial Corporation
                                                 March 26, 2003

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the annual report of INTRUST Financial Corporation (the"Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Smith, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                 /s/Jay Smith
                                                 ----------------------
                                                 Jay Smith
                                                 Chief Financial Officer
                                                 INTRUST Financial Corporation
                                                 March 26, 2003